Form 10-Q
period 2010-12-31
Contango ORE, Inc.
filed 2011-02-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54136

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	27-3431051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 960

HOUSTON, TEXAS 77098

(Address of principal executive offices)

(713) 960-1901

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.01 per share, outstanding as of February 11, 2011 was 1,566,467.

CONTANGO ORE, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of December 31, 2010 and June 30, 2010 (unaudited)	3
	Statements of Operations for the three and six months ended December 31, 2010 and 2009 and from October 15, 2009 (Inception) to December 31, 2010 (unaudited)	4
	Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and from October 15, 2009 (Inception) to December 31, 2010 (unaudited)	5
	Statement of Shareholders’ Equity from October 15, 2009 (Inception) To December 31, 2010 (unaudited)	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

	PART II – OTHER INFORMATION

Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	27
Item 6.	Exhibits	27

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

Item 1 – Financial Statements

CONTANGO ORE, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash	$3,500,064	$—
Prepaid expenses	93,777	233,268

Total current assets	3,593,841	233,268

PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—

Total property, plant and equipment, net	1,008,886	1,008,886

TOTAL ASSETS	$4,602,727	$1,242,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,609	$—
Accrued liabilities	44,717	511,156

Total current liabilities	67,326	511,156

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized, 1,566,467 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	15,665	15,665
Additional paid-in capital	6,780,737	1,817,969
Accumulated deficit during exploration stage	(2,261,001)	(1,102,636)

SHAREHOLDERS’ EQUITY	4,535,401	730,998

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,602,727	$1,242,154

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		Period from Inception
	December 31,		December 31,		(October 15, 2009) to
	2010	2009	2010	2009	December 31, 2010

EXPENSES:
Delay Rentals	$34,138	$64,237	$72,662	$64,237	$265,374
Exploration expenses	195,558	186,444	925,462	186,444	1,803,224
Other operating expenses	28,905	15,077	82,355	15,077	112,840
General and administrative expenses	37,636	1,677	77,886	1,677	79,563

Total expenses	296,237	267,435	1,158,365	267,435	2,261,001

NET LOSS	$296,237	$267,435	$1,158,365	$267,435	$2,261,001

LOSS PER SHARE
Basic and diluted	$0.19	$0.17	$0.74	$0.17	$1.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	1,566,467	1,566,467	1,566,467	1,566,467	1,566,467

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,		Period from Inception (October 15, 2009) to December 31, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,158,365)	$(267,435)	$(2,261,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	12,130	—	12,130
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	139,491	(87,916)	(93,777)
Increase (decrease) in accounts payable and other accrued liabilities	(443,830)	—	67,326

Net cash used for operating activities	$(1,450,574)	$(355,351)	$(2,275,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties	—	(1,008,886)	(1,008,886)

Net cash used in investing activities	$—	$(1,008,886)	$(1,008,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	4,950,638	1,364,237	6,784,272

Net cash provided by financing activities	$4,950,638	$1,364,237	$6,784,272

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,500,064	—	3,500,064
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,500,064	$—	$3,500,064

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in Capital	Accumulated Deficit Exploration Stage	Total Shareholder’s Equity

	Shares	Amount
Balance at Inception (October 15, 2009)	—	$—	$—	$—	$—

Shareholder’s contribution	1,566,467	15,665	1,348,572		1,364,237
Net loss for the period				(267,435)	(267,435)

Balance at December 31, 2009	1,566,467	$15,665	$1,348,572	$(267,435)	$1,096,802

Shareholder’s contribution	—	—	114,238		114,238
Net loss for the period				(306,134)	(306,134)

Balance at March 31, 2010	1,566,467	$15,665	$1,462,810	$(573,569)	$904,906

Shareholder’s contribution	—	—	355,159		355,159
Net loss for the period				(529,067)	(529,067)

Balance at June 30, 2010	1,566,467	$15,665	$1,817,969	$(1,102,636)	$730,998

Shareholder’s contribution	—	—	1,147,483		1,147,483
Net loss for the period				(862,128)	(862,128)

Balance at September 30, 2010	1,566,467	$15,665	$2,965,452	$(1,964,764)	$1,016,353

Shareholder’s contribution	—	—	3,803,155		3,803,155
Stock-based compensation			12,130		12,130
Net loss for the period				(296,237)	(296,237)

Balance at December 31, 2010	1,566,467	$15,665	$6,780,737	$(2,261,001)	$4,535,401

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based, exploration stage company. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for (i) gold and associated minerals and (ii) rare earth elements in the State of Alaska.

On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned the Properties (defined below) and certain other assets and liabilities to Contango. Contango contributed the Properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock. The above transactions occurred between companies under common control. Contango subsequently distributed the Company’s common stock to Contango’s stockholders. The Company had no operating history prior to the contribution of assets and liabilities by Contango. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since Contango Mining’s inception on October 15, 2009 (the “Inception date” or the “Inception”). The equity structure (i.e. the number and type of equity interests issued), however, was retroactively adjusted to reflect the capital structure of the Company.

The Company is an exploration stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company’s fiscal year end is June 30.

The Company has a 100% leasehold interest in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and holds 12,000 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,520 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 3% to 5%. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty to Juneau Exploration LLC (“JEX”).

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes of Contango Mining included in the Company’s report on Amendment No. 2 to Registration Statement on Form 10 filed on November 26, 2010. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

Financial statements for the periods from October 15, 2009 to November 29, 2010 represent financial statements of Contango Mining. The Company used a carryover historical cost basis for all assets and liabilities contributed from Contango Mining on November 29, 2010.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Summary of Significant Accounting Policies

The application of GAAP involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The Company’s significant accounting policies are described below.

Management Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents. Cash equivalents are considered to be highly liquid securities having an original maturity of 90 days or less at the date of acquisition. As of December 31, 2010, the Company had approximately $3.5 million in cash and cash equivalents.

Revenue Recognition. CORE has yet to realize any revenues. Expenses are presented on the accrual basis of accounting

Common Stock. The Company’s certificate of incorporation authorizes us to issue 30,000,000 shares of common stock, $0.01, par value. As of December 31, 2010, approximately 1.6 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows.

In December 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over three years, beginning in December 2011, which is the one-year anniversary of the date the shares were granted. Compensation expense related to these awards will be recognized over the period vested. For the three and six months ended December 31, 2010, the Company recorded stock-based compensation expense of $12,130 to general and administrative expense related to the restricted stock awards. The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized in accordance with GAAP.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

realized in a future period. The Company recognizes a full valuation allowance as of December 31, 2010 and June 30, 2010 and has not recognized any tax provision or benefit for the three and six months ended December 31, 2010 and 2009. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of December 31, 2010. The amount of unrecognized tax benefits may change in the future, however, we do not expect the change to have a significant impact on our results of operations or our financial position or results of operations.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Property and Equipment

The amount capitalized includes costs paid to acquire mineral property interests as well as the costs paid for Federal and State of Alaska unpatented mining claims. Exploration costs are expensed as incurred. Development costs will be expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Properties determined to be impaired are written-down to their estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and any related property, plant and equipment may not be recoverable.

The amounts shown as costs incurred include 100% of the costs pertaining to the Properties. During the six months ended December 31, 2010, the Company incurred approximately $1.0 million to explore the Properties. During the six months ended December 31, 2009, the Company incurred approximately $1.3 million to explore the Properties. Of this amount, approximately $1.0 million was to acquire lease rights to some of the Properties. During the period from the Inception to December 31, 2010, we incurred approximately $1.0 million to acquire and approximately $2.1 million to explore the Properties as follows:

			Period from
	Six Months Ended		Inception
	December 31,		(October 15, 2009) to
	2010	2009	December 31, 2010
	(Unaudited)		(Unaudited)
Acquisition of Mineral Interests	$—	$1,008,886	$1,008,886
Exploration costs and delay rentals	998,124	250,681	2,068,598

Total costs incurred	$998,124	$1,259,567	$3,077,484

5. Prepaid Expenses

The Company’s prepaid expenses of $93,777 and $233,268 as of December 31, 2010 and June 30, 2010, respectively, relate to delay rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation, an Alaska-domiciled domestic corporation.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Loss	Weighted Average Shares	Per Share	Loss	Weighted Average Shares	Per Share
Net loss	$296,237	1,566,467	$0.19	$267,435	1,566,467	$0.17
Basic Loss per Share:
Net loss attributable to common stock	$296,237	1,566,467	$0.19	$267,435	$1,566,467	$0.17

Diluted Loss per Share:
Net loss attributable to common stock	$296,237	1,566,467	$0.19	$267,435	$1,566,467	$0.17

	Six Months Ended December 31, 2010			Six Months Ended December 31, 2009
	Loss	Weighted Average Shares	Per Share	Loss	Weighted Average Shares	Per Share
Net loss	$1,158,365	1,566,467	$0.74	$267,435	1,566,467	$0.17
Basic Loss per Share:
Net loss attributable to common stock	$1,158,365	1,566,467	$0.74	$267,435	$1,566,467	$0.17

Diluted Loss per Share:
Net loss attributable to common stock	$1,158,365	1,566,467	$0.74	$267,435	$1,566,467	$0.17

	Period from Inception (October 15, 2009) to December 31, 2010
	Loss	Weighted Average Shares	Per Share
Net loss	$2,261,001	1,566,467	$1.44
Basic Loss per Share:
Net loss attributable to common stock	$2,261,001	1,566,467	$1.44

Diluted Loss per Share:
Net loss attributable to common stock	$2,261,001	1,566,467	$1.44

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Shareholders’ Equity

During the six months ended December 31, 2010, the Company had the following issuances of common stock:

On November 29, 2010, the Company issued approximately 1.6 million shares of common stock to Contango for distribution to Contango’s stockholders of record as of October 15, 2010 on the basis of one share of common stock for each ten (10) shares of Contango’s common stock then outstanding in exchange for the assignment by Contango Mining of all of its assets and liabilities, together with $3.5 million in cash to the Company pursuant to the terms of a Contribution Agreement between Contango and the Company (the “Contribution Agreement”). The Company’s equity structure for the periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company as of November 29, 2010.

Additionally, in December 2010, the Company granted 93,906 shares of restricted stock to its officers, directors and consultants pursuant to the Company’s 2010 Equity Compensation Plan. These restricted shares will vest over a period of three years, beginning with the one-year anniversary of the date the shares were granted. For the three and six months ended December 31, 2010, the Company recorded compensation expense of $12,130 related to these restricted shares.

8. Related Parties

Contango and the Company share the same executive management team. Pursuant to the Contribution Agreement between Contango and the Company, effective as of November 29, 2010, Contango contributed the Properties and $3.5 million in cash to the Company in exchange for shares of common stock of the Company in an amount equal to one share of common stock for each ten (10) shares of Contango’s common stock outstanding as of October 15, 2010.

9. Commitments and Contingencies

In connection with acquiring all the assets and liabilities of Contango Mining, the Company has assumed any claims, litigation or disputes pending as of the effective date on any matters arising in connection with ownership of the Properties prior to the effective date. The Company is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company’s financial position or results of operations.

10. Subsequent Events

The Company evaluated the activity after December 31, 2010 until the date of issuance, for recognized and unrecognized subsequent events not discussed elsewhere in the footnotes and determined that there were none.

Available Information

General information about us can be found on our website at www.contangoore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and footnotes of the Company and other information included in this Form 10-Q as well as in conjunction with the financial statements and related footnotes of Contango Mining Company (“Contango Mining”) for the year ended June 30, 2010 and other information included in Amendment No. 2 to our Registration Statement on Form 10 filed on November 26, 2010 with the SEC.

Cautionary Statement about Forward-Looking Statements

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy, including outsourcing

•	Meeting our forecasts and budgets

•	Anticipated capital expenditures

•	Prices of gold and rare earth elements

•	Timing and amount of future discoveries (if any) and production of natural resources

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	New governmental laws and regulations

Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for gold and rare earth elements

•	Price volatility for natural resources

•	Operational constraints and delays

•	The risks associated with exploring in the mining industry

•	The timing and successful discovery of natural resources

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of any of our mined products

•	Interest rate volatility

•	Operating hazards attendant to the mining industry

•	Potential mechanical failure or under-performance of facilities and equipment

•	Weather

•	Availability and cost of material and equipment

•	Actions or inactions of third-parties

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	Restrictions on mining activities

•	Expanded rigorous monitoring and testing requirements

•	Legislation that may regulate mining activities

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards

•	Uncertainties of any estimates and projections relating to any future production, costs and expenses.

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Form 10-Q for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

Overview

We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. We have leased or have control over properties in the State of Alaska totaling approximately 759,800 acres for the exploration of gold and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold and associated minerals and rare earth elements through leases or obtaining additional mining claims.

Our Business

The Company was formed on September 1, 2010 as a Delaware corporation. On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned the Properties (defined below) and certain other assets and liabilities to Contango. Contango Mining was formed on October 15, 2009 as a Delaware corporation for the purpose of engaging in exploration in the State of Alaska for (i) gold and associated minerals and (ii) rare earth elements. Contango contributed the Properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of the Company’s common stock. The transactions above took place between companies under common control.

Contango distributed all of the Company’s common stock to Contango’s stockholders of record as of October 15, 2010, promptly after the effective date of the Company’s Registration Statement Form 10 on the basis of one share of common stock for each ten (10) shares of Contango’s common stock then outstanding.

The Company had no operating history prior to the contribution of Contango Mining’s assets and liabilities. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since its inception on October 15, 2009 (the “Inception date” or the “Inception”). The equity structure, however, was retroactively adjusted to reflect the capital structure of the Company. References that describe the operations of the Company include the operations of Contango Mining for the periods prior to November 29, 2010.

The Company now holds leasehold interests in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and holds 12,000 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,520 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the

“Properties”). If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 3% to 5%. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty on such Properties to Juneau Exploration LLC (“JEX”).

Strategy

Our exploration strategy is predicated upon two core beliefs: (1) that the only competitive advantage in a commodity-based business is to be among the lowest cost producers and (2) that virtually all the mining industry’s value creation occurs through the discovery of mineral deposits that can be developed to the state of a commercially viable producing mine. While we do not have previous experience in the gold or rare earth element industries, we plan to focus our business strategy on the following elements:

Using our limited capital availability to increase our reward/risk potential on selective prospects. We will concentrate our risk investment capital in our prospects in Alaska. We have leased approximately 647,000 acres and control another 12,000 acres consisting of 126 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold and associated minerals. We also own 3,520 acres consisting of 176 unpatented Federal mining claims and 97,280 acres consisting of 608 unpatented State of Alaska mining claims for the exploration of rare earth elements.

Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our Properties will have commercially viable mineral deposits. Should the Properties prove to have known deposits, or mineral ore, we will be required to develop our own mining operations or contract with third parties to mine our mineral ore. We may only become a low cost producer if the mineral ore is of high quality and the cost of the infrastructure necessary to mine the mineral ore is low relative to other producers, including those competitors located in China if rare earth elements are mined.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may enhance the value of our Properties. If we are successful in our exploration activities, we may consider a joint venture or sales of our Properties to qualified mining companies.

Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX has been responsible in securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon Development Corporation, an Alaska domiciled domestic corporation (“Avalon”) to conduct mineral exploration activities on the Tetlin Lease. JEX will continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. We do not have a written agreement with JEX which contractually obligates them to provide us with their services. We anticipate providing JEX with an additional overriding royalty interest in property where JEX assists in the acquisition of such property.

Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors and executive officers beneficially own or have voting control over approximately 18% of our common stock. In addition, our major consultant for geological and exploration activities, Avalon, owns 23,477 restricted shares of our common stock. All shares of restricted stock will vest over three years, beginning in December 2011, which is the one-year anniversary of the date the shares were granted.

Properties

Our Properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work and at least another two years is likely required in the exploration of our Properties before any determination as to the economic feasibility of a mining venture can be made. Due to the harsh climate in Alaska, our work months are restricted to May through October.

Gold Exploration

In 2009, exploration activities were conducted on our Gold Properties. In our 2009 exploration program, we collected a total of 1,096 rock, soil, pan concentrate and stream silt samples from our Tetlin Lease. Of this total, 348 samples showed measurable amounts of gold with 30 samples showing measured gold of 500 parts per billion (“ppb”) or higher. In our 2010 exploration program, we collected a total of 1,884 rock, soil, pan concentrate and stream silt samples from our Tetlin Lease. Of this total, 910 samples showed measurable amounts of gold with 54 samples showing gold concentrations greater than 500 ppb. We also ran ground geophysical surveys with induced polarization (IP) which measures the conductivity/resistivity of underlying sub-surface rocks. Conductivity indicates the presence of metals. Based on our geology and IP results, we are reviewing our options for our 2011 exploration program. Our current plan is to fly airborne magnetic, electromagnetic, and radiometrics early next summer, and based on the results of this operation drill core holes over selected areas of our acreage.

Rare Earth Elements

In 2011, we expect to begin exploratory work for rare earth elements over the 100,800 acres of REE Properties we control in Alaska. Our exploration activities will include the following: geological surveying, geochemical sampling, geophysical surveying, geochemical evaluation for rare earth elements and two-dimensional and three dimensional electromagnetic exploration in order to determine the existence and location of any rare earth elements.

We hold the following Federal unpatented mining claims: (i) 49 unpatented mining claims near Stone Rock Bay, Alaska, totaling 980 acres, and (ii) 127 unpatented mining claims near Salmon Bay, totaling 2,540 acres, which are located near Bokan Mountain. We also control 608 State of Alaska unpatented mining claims, totaling 97,280 acres, located in the interior of Alaska. The Company believes that there has been limited exploration targeted specifically at REEs in Alaska historically, with the exception of Bokan Mountain, located on the Prince of Wales Island in Southeast Alaska.

Consulting Services provided by Avalon Development Corporation

The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Properties. Pursuant to the PSA, Avalon will continue to provide certain geological consulting services and exploration activities. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses pursuant to the PSA. As additional compensation, Avalon received restricted shares of common stock equal to approximately 1.5% of the aggregate shares of common stock distributed to the stockholders of Contango. The shares will vest over three years beginning in December 2011, the one-year anniversary of the date the shares were granted.

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. Its team of engineers and geoscientists combined with its geographic information systems (GIS) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Avalon expects to assign approximately 5 engineers and geologists to conduct exploration activities on the Properties. Work schedules will vary widely from a 7 day per week, 30-day minimum schedule for field related geologists and geological engineers to 40-hours per week schedules for geographic information system and management staff. Because the Company does not have experience exploring or evaluating gold or rare earth element prospects in Alaska, we will rely on Avalon’s experience in the State of Alaska to determine whether our exploration activities will be likely to develop commercially viable deposits. Avalon’s mineral exploration services include pre-field planning, in-progress evaluation/modification and post-field critical review. Avalon will continue to work in conjunction with the Company to identify new properties and will conduct the initial exploration for such properties.

Marketing and Pricing

Should our exploratory drilling activities prove to be successful, the Company expects to mine ore and derive its revenue principally from the sale of gold and associated minerals or rare earth elements. We may also enter into joint ventures or sell some or all of our Properties to qualified mining companies. We do not currently have a market for any minerals that may be derived from our Properties. As a result, the Company’s revenues are expected to be determined, to a large degree, by the success of our exploration and any subsequent mining activities and by prevailing prices for gold and rare earth elements. Market prices are dictated by supply and demand, and the Company cannot predict or control the price it will receive for gold ore and rare earth elements.

Adverse Climate Conditions

Climate conditions will affect the Company’s ability to conduct exploration activities and mine any ore from its Properties in Alaska. While exploratory drilling and related activities may only be conducted from May to October on certain of our Properties, the Company believes development work and any subsequent mining may be conducted year-round.

Competition

We currently face strong competition for the acquisition of exploration-stage properties as well as extraction of any minerals in Alaska. Numerous larger mining companies actively seek out and bid for mining prospects as well as for the services of third party providers and supplies, such as mining equipment and transportation equipment. Our competitors in the exploration, development, acquisition and mining business will include major integrated mining companies as well as numerous smaller mining companies, almost all of which have significantly greater financial resources and in-house technical expertise. In addition, we will compete with others in efforts to obtain financing to explore our mineral properties.

While there are few rare earth mining companies in the United States, the global rare earth mining and processing markets are competitive. China currently accounts for over 90% of rare earth mineral production and manufacturing, and should our rare earth mining efforts prove to be successful, we may not be able to implement the processing technologies and capabilities that our Chinese counterparts have already established. Our Chinese competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and expand their mining programs. In addition, Chinese domestic economic policies may allow domestic companies to produce at relatively lower costs.

Competitive conditions may be substantially affected by various forms of legislation and regulation considered from time to time by the government of the United States and the State of Alaska, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for minerals, and currency fluctuations.

Employees

The Company has three part-time employees. Mr. Peak is the Chairman, Chief Executive Officer and President of the Company and is responsible for the management of the Company. Mr. Castro is the Vice President, Chief Financial Officer and Secretary of the Company and is responsible for the financial affairs of the Company. Ms. Makalskaya is the Vice President and Controller of the Company and is responsible for the Company’s accounting.

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease provides for an initial term of ten (10) years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. While the Company is required to spend $350,000 per year annually for ten years in exploration costs pursuant to the Tetlin Lease, the Company anticipates that exploration expenditures through the 2010 exploration program will satisfy this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty of 3% to 5% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Tetlin Lease. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties.

Application of Critical Accounting Policies and Management’s Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to its mineral reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

Mineral Property Interests, Exploration and Development Costs: Mineral property interests include interests in the exploration stage mineral properties acquired. The amount capitalized includes costs paid to acquire mineral property interest as well as the costs paid to the State of Alaska to obtain the lease rights. Exploration costs are expensed as incurred. Development costs are expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Properties determined to be impaired are written-down to the estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and related property, plant and equipment may not be recoverable.

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, we will measure and recognize compensation expense for all stock-based payments at fair value. Management is required to make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

Results of Operations

The Company is a newly-formed company that has not commenced mining or producing commercially marketable minerals. To date, we have not generated any revenue from mineral sales or operations. We have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. In the future, we may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Properties. We do not expect to generate revenue from mineral sales in the foreseeable future. If our Properties fail to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will need to generate significant revenues to achieve profitability and we may never do so.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Delay Rentals. We incurred delay rental expenses of $34,138 for the three months ended December 31, 2010, compared to $64,237 for the three months ended December 31, 2009. This decrease is primarily attributable to the longer period over which the delay rentals were amortized.

Exploration Expenses. We reported $195,558 of exploration expense for the three months ended December 31, 2010, compared to $186,444 for the three months ended December 31, 2009. Most exploration activities occur during the months of May through October. No significant exploration activities are performed during the winter months, other than analyzing existing results and planning for upcoming spring and summer field work.

Other Operating Expenses. Other operating expenses for the three months ended December 31, 2010 were approximately $28,905, compared to $15,077 for the three months ended December 31, 2009. This increase is principally attributable to additional preparation for the upcoming spring and summer field work.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2010 and the three months ended December 31, 2009 were $37,636 and $1,677 respectively. This increase is mainly attributable to the legal and accounting expenses required to file the Company’s Registration Statement on Form 10 and issue the Company’s common shares to Contango Oil & Gas Company. Included in the $37,636 is $12,130 related to stock-based compensation.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Delay Rentals. We incurred delay rental expenses of $72,662 for the six months ended December 31, 2010, compared to approximately $64,237 for the six months ended December 31, 2009. This increase in delay rentals was principally attributable to acquiring additional acreage in Alaska.

Exploration Expenses. We reported $925,462 of exploration expense for the six months ended December 31, 2010, compared to $186,444 for the six months ended December 31, 2009. This increase is principally attributable to more exploration activities during the current period. Components of exploration expense include permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses.

Other Operating Expenses. Other operating expenses for the six months ended December 31, 2010 were $82,355, compared to $15,077 for the six months ended December 31, 2009. This increase is principally attributable to more exploration activities during the current period.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2010 and the six months ended December 31, 2009 were approximately $77,886 and $1,677, respectively. This increase is mainly attributable to the legal and accounting expenses required to file the Company’s Registration Statement on Form 10 and issue the Company’s common shares to Contango Oil & Gas Company. Included in the $77,886 is $12,130 related to stock-based compensation.

Liquidity and Capital Resources

The Company is in the initial stage of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding is the $3.5 million in cash contributed by Contango. In the future, the Company may require additional funding from other funding sources, including possible equity offerings which could cause substantial dilution of our common stock, possible borrowings from financial institutions and possible offerings of debt securities. Any such debt financing would, however, increase our leverage and add to our need for cash to service such debt. Our ability to raise additional capital will depend on the results of our exploration program and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

Capital Budget. For the next twelve months, our capital expenditure budget calls for us to invest approximately $2.75 million for exploratory drilling and other exploration activities. Our 2011 exploration program will be conducted in three phases. We have budgeted $2.25 million for the first two phases which will focus on exploration for gold on the Tetlin Lease and will include helicopter-supported airborne magnetics and drilling operations. We have budgeted $0.5 million for the third phase which will focus on REEs and will include first-pass reconnaissance exploration. Contango has contributed $3.5 million to the Company in order to fund our 2011 planned explorations.

We will also incur general and administrative expenses, which may include legal fees, audit fees, consultant fees, insurance, and other operating expenses.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

We have no revenue to date from our Properties, which may negatively impact our ability to achieve our business objectives.

Since the acquisition of the Properties, we and our predecessors have conducted only very limited exploration activities and to date have not, discovered any commercially viable mineral deposits. Our ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than our operational expenses. We and our predecessors have carried on our business of exploring our Properties at a loss since our inception and expect to continue to incur losses unless and until such time as one of our Properties enters into commercial production and generates sufficient revenues to fund our continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond our control. Whether any mineral deposits we discover would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If we cannot discover commercially viable deposits or commence actual mining operations, we may never generate revenues and will never become profitable.

The Properties in which we have an interest do not have any proven or probable reserves and we may never identify any commercially exploitable mineralization.

None of our Properties have any proven or probable reserves. To date, we have engaged in only limited preliminary exploration activities on the Properties, and our exploration activities of our REE Properties are based upon prior preliminary surveys conducted by the Federal government. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. There is no assurance that we may ever locate any mineral resources on our Properties or if we find mineral resources, they may not be in economic quantities. Additionally, even if we find minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If we do not establish reserves, we will be required to curtail or suspend our operations, in which case the market value of our common stock will decline, and you may lose all of your investment.

The probability of an individual prospect ever having reserves is extremely remote.

The probability of finding economic mineral reserves on any of our Properties is extremely small. It is common to spend millions of dollars on a potential project and complete many phases of exploration and still not obtain mineral reserves that can be economically exploited. Therefore, the chances of our Properties ever having mineral reserves and recovering any funds spent on exploration are extremely remote.

Our Properties are located in the remote regions of Alaska and exploration activities may be limited by climate and limited access and existing infrastructure.

Our focus is on the exploration of our Properties in the State of Alaska. The arctic climate limits exploration activities to the period from May to October. In addition, the remote location of our Gold Properties as well as our REE Properties may limit access and increase exploration expenses. Higher costs associated with exploration activities and limitation on the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of our Properties and securities.

We are highly dependent on the technical services provided by our consultant, Avalon, including the operation and maintenance of the Properties and exploratory drilling activities, and could be seriously harmed if Avalon terminated the services with us or became otherwise unavailable.

Because we have only three part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, we depend upon our consultant, Avalon, for the success of our exploration projects and expect to remain so for the foreseeable future. Our ability to continue conducting exploration activities is in large part dependent upon the efforts of our consultant. As a result, we have little control over the exploratory operations on the Properties. In addition, highly qualified explorationists and engineers are difficult to attract and retain. As a result, the loss of the services of our consultant could have a material adverse effect on us and could prevent us from pursuing our business plan.

We are dependent on the services provided by JEX, including the acquisition of additional acreage, and could be seriously harmed if JEX terminated its services or became otherwise unavailable.

We are dependent upon JEX for assistance in acquiring additional acreage for our exploration projects in Alaska and expect to remain so for the foreseeable future. We do not have a written agreement with JEX which contractually obligates them to provide us with their services in the future. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund our planned explorations and will soon be required to raise additional capital. Our ability to raise capital will depend on many factors, including the status of our exploration program and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our Properties in an untimely fashion or on less than favorable terms.

Concentrating our capital investment in the State of Alaska increases our exposure to risk.

We expect to focus our capital investments in gold and rare earth mineral prospects in the State of Alaska. However, our exploration prospects in Alaska may not lead to any revenues or we may not be able to drill for mineral deposits at anticipated finding and development costs due to financing, environmental or operating uncertainties. Should we be able to make an economic discovery on our Properties, we would then be solely dependent upon a single mining operation for our revenue and profits.

We will rely on the accuracy of the estimates in reports provided to the Company by outside consultants and engineers.

We have no in-house mineral engineering capability, and therefore will rely on the accuracy of reserve reports provided to us by our independent third party consultants. If those reports prove to be inaccurate, our financial reports could have material misstatements. Further, we will use the reports of our independent consultants in our financial planning. If the reports prove to be inaccurate, we may also make misjudgments in our financial planning.

Exploration activities involve a high degree of risk, and our participation in exploratory drilling activities may not be successful.

Our future success will largely depend on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

•	Ground or slope failures;

•	Pressure or irregularities in formations affecting ore or wall rock characteristics;

•	Equipment failures or accidents;

•	Adverse climate conditions;

•	Compliance with governmental requirements and laws, present and future;

•	Shortages or delays in the availability and delivery of equipment; and

•	Lack of adequate infrastructure, including access to roads, electricity and available housing.

Poor results from our drilling activities would materially and adversely affect our future cash flows and results of operations.

We have no assurance of title to our Properties.

We hold approximately 109,280 acres in the form of State of Alaska unpatented mining claims, for both gold and REE exploration. We also hold approximately 3,520 acres in unpatented U.S. Federal mining claims. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska or the U.S. Federal government, as applicable, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•	The existence and sufficiency of a discovery of valuable minerals;

•	Proper posting and marking of boundaries in accordance with state statutes;

•	Making timely payments of annual rentals for the right to continue to hold the mining claims in accordance with state statutes;

•	Whether sufficient annual assessment work has been timely and properly performed; and

•	Possible conflicts with other claims not determinable from descriptions of records.

The validity of an unpatented mining claim also depends on (1) the claim having been located on Alaska state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of such notices or certificates, (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. The unpatented state mining claims we own or control may be invalid, or the title to those claims may not be free from defects. In addition, the validity of our claims may be contested by the Alaska state government or challenged by third parties.

With respect to our Tetlin Lease, we retained title lawyers to conduct a general examination of title to the mineral interest prior to executing the lease. Prior to conducting any mining activity, however, we will obtain a full title review of the applicable lease to identify more fully any deficiencies in title to the lease and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies may not be cured by us. It does happen, from time to time, that the examination made by title lawyers reveals that the title to properties is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that we may elect to proceed with mining work despite defects to the title identified in a title opinion.

We have entered into the Tetlin Lease with a Native American tribe for the exploration of gold and associated minerals. The enforcement of contractual rights against Native American tribes with sovereign powers may be difficult.

Federally recognized Native American tribes are independent governments with sovereign powers, except as those powers may have been limited by treaty or the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or Federal government allowing for the application of state law. Our Tetlin Lease provides that it will be governed by applicable federal law and the law of the State of Alaska. We cannot assure you, however, that this choice of law clause would be enforceable, leading to uncertain interpretation of our rights and remedies under the Tetlin Lease.

Federally recognized Native American tribes also generally enjoy sovereign immunity from lawsuit similar to that of the states and the United States federal government. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Moreover, even if a Native American tribe effectively waives its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to matters concerning Native American lands or the internal affairs of Native American governments. Federal courts may have jurisdiction if a federal question is raised by the lawsuit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts, may be difficult or impossible to obtain. Our Tetlin Lease contains a provision in which the Tetlin Village Council expressly waives its sovereign immunity to the limited extent necessary to permit judicial review in the courts in Alaska of certain issues affecting the Tetlin Lease.

Competition in the mineral exploration industry is intense, and the Company is smaller and has a much more limited operating history than most of its competitors.

We will compete with a broad range of mining companies with far greater resources in our exploration activities. Several mining companies concentrate drilling efforts on one type of mineral and thus may enjoy economies of scale and other efficiencies. However, our drilling strategies include both mining of gold ore and rare earth elements. As a result, we may not be able to compete effectively with such companies. We will also compete for the equipment and labor required to operate and to develop our Properties if our exploration activities are successful. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than we can. In addition, most of our competitors have been operating for a much longer time than we have and have substantially larger staffs. Gold and rare earth minerals processing requires complex and sophisticated processing technologies. We have no experience in the minerals processing industry.

We have only owned mining properties since the acquisition by our predecessors of the Properties in 2009 and 2010. Furthermore, no member of our management has any technical training or experience in minerals exploration or mining. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to compete effectively with more experienced companies or in such a highly competitive environment.

With respect to our rare earth mining activities, the Chinese have been exploring for, mining and producing rare earth minerals long before our entry into the industry, and therefore have far greater financial capabilities, as well as other processing technologies and resources to improve and expand their facilities. Additionally, the Chinese have enjoyed economies of scale and favorable domestic policies. We may not be able to overcome any strategic advantages our Chinese competitors may have over us.

The mining industry is historically a cyclical industry and market fluctuations in the prices of minerals could adversely affect our business.

Prices for minerals tend to fluctuate significantly in response to factors beyond our control. These factors include:

•	Global economic conditions;

•	Domestic and foreign tax policy;

•	The price of foreign imports of gold and rare earth elements, and products derived from the foregoing;

•	The cost of exploring for, producing and processing mineral ore;

•	Available transportation capacity; and

•	The overall supply and demand for minerals.

Changes in commodity prices would directly affect revenues and may reduce the amount of funds available to reinvest in exploration and development activities. Reductions in mineral prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Declining metal prices may also impact our operations by requiring a reassessment of the commercial feasibility of any of our mining work.

Because our sole source of revenue will be the sale of gold and rare earth minerals if our exploration efforts are successful, changes in demand for, and the market price of, gold and rare earth minerals could significantly affect our profitability. The value and price of our common stock may be significantly affected by declines in the prices of gold and rare earth minerals and products.

Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world.

Demand for rare earth minerals may also be impacted by fluctuations in demand for downstream products incorporating rare earth minerals, including wind power technology and hybrid and electric vehicles. Lack of growth in the clean technology or automotive industries may adversely affect the demand for rare earth minerals. The success of our business also depends on the creation of new products that may incorporate rare earth minerals. A prolonged or significant economic contraction in the United States or worldwide could also put downward pressure on market prices of rare earth minerals and products.

An increase in the global supply of minerals may adversely affect our business.

The pricing and demand for gold and rare earth minerals is affected by a number of factors beyond our control, including global economic conditions and the global supply and demand for gold and rare earth minerals and products. Increases in the amount of gold and rare earth minerals sold by our competitors may result in price reductions, reduced margins and we may not be able to compete effectively against current and future competitors.

We depend upon our management team and our consultant, Avalon.

The successful implementation of our business strategy and handling of other issues integral to the fulfillment of our business strategy depends, in part, on our management team, as well as our consultant, Avalon, and its geoscientists, geologists, engineers and other professionals engaged by Avalon. The loss of key members of our management team or the professional staff at Avalon could have a material adverse effect on our business, financial condition and operating results.

We do not have a loan facility with any financial institutions and as a result may not have sufficient capital to operate our business.

We currently do not have a loan facility with any financial institutions. The Company has a limited amount of cash to fund its operations. Without additional funds to support the Company’s exploratory drilling activities, we may deplete our cash resources and cease operations.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our exploratory mining operations are subject to numerous laws and regulations governing our operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations may:

•	Require that we obtain permits before commencing mining work;

•	Restrict the substances that can be released into the environment in connection with mining work; and

•	Limit or prohibit mining work on protected areas.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain only limited insurance coverage for sudden and accidental environmental damages. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. These laws and regulations have been changed frequently in the past. In general, these changes have imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. Any such changes could have an adverse effect on our business, financial condition and results of operations.

We are subject to the Federal Mine Safety and Health Act of 1977 and regulations promulgated thereto, which impose stringent health and safety standards on numerous aspects of our operations.

Our exploration and mining work in Alaska is subject to the Federal Mine Safety and Health Act of 1977, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our failure to comply with these standards could have a material adverse effect on our business, financial condition or otherwise impose significant restrictions on our ability to conduct mining work.

We may be unable to obtain, maintain or renew permits necessary for the development or operation of any mining activities, which could have a material adverse effect on our business, financial condition or results of operation.

We must obtain a number of permits that impose strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with our current and future operations. To obtain certain permits, we may be required to conduct environmental studies, collect and present data to governmental authorities and the general public pertaining to the potential impact of our current and future operations upon the environment and take steps to avoid or mitigate the impact. The permitting rules are complex and have tended to become more stringent over time. Accordingly, permits required for our mining work may not be issued, maintained or renewed in a timely fashion or at all, or may be conditioned upon restrictions which may impede our ability to operate efficiently. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, our plans of operation, and properties in that we may not be able to proceed with our exploration, development or mining programs.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could adversely affect potential acquisition by third parties.

Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of common stock. Among other things, these provisions:

•	Limit the personal liability of directors;

•	Limit the persons who may call special meetings of stockholders;

•	Prohibit stockholder action by written consent;

•	Establish advance notice requirements for nominations for election of the board of directors and for proposing matters to be acted on by stockholders at stockholder meetings;

•	Require us to indemnify directors and officers to the fullest extent permitted by applicable law; and

•	Impose restrictions on business combinations with some interested parties.

Our common stock is thinly traded.

There are approximately 1.6 million shares of our common stock outstanding, with directors and officers owning or have voting control over approximately 18% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

We do not intend to pay dividends in the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Accordingly, investors must rely on sales of their common stock after any price appreciation, which may never occur, as the only way to realize a return on their investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which identifies and discloses certain risks and uncertainties including, without limitation, those “Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2010, the Company was formed as a Delaware corporation and issued 100 shares of its common stock to Contango. We relied on the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in claiming exemption for the offering, sale and delivery of such securities from registration under the Securities Act. On November 29, 2010, the Company issued approximately 1.6 million shares of its common stock to Contango for distribution to individuals who were shareholders of Contango on October 15, 2010. Additionally, we granted 70,429 restricted shares of our common stock to directors and officers and 23,477 restricted shares of our common stock to Avalon during the quarter ended December 31, 2010.

Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of February 11, 2011, approximately 1.6 million shares of common stock were outstanding, all of which are fully paid and non-assessable.

Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.

We do not intend to declare or pay any cash dividends on our common stock. We currently intend to retain any future earnings in excess of preferred stock dividends, if any, for operations and to develop and expand our business. We do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination with respect to the payment of dividends on the common stock will be at the discretion of the Board and will depend on, among other things, operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and other factors the Board deems relevant.

Item 5. Other Information

2010 Equity Compensation Plan

The Company’s Board of Directors has adopted the Contango ORE, Inc. Equity Compensation Plan (the “Plan”). Under the Plan, the Compensation Committee can grant stock options, restricted stock awards, stock appreciation rights or other stock-based awards to employees, consultants or non-employee directors of the Company. Pursuant to the terms of the Plan, 1,000,000 shares of unissued common stock are authorized and reserved for issue under nonqualified stock options, incentive stock options and restricted stock grants. The maximum aggregate number of shares of common stock of the Company with respect to which all grants may be made to any individual is 100,000 shares during any calendar year. Options may be granted to employees, consultants and non-employee directors. Incentive stock options may be granted only to employees of the Company or its subsidiaries. Non-qualified stock options may be granted to employees, consultants or non-employee directors. The exercise price of the option shall be determined by the Compensation Committee and shall be equal to or greater than the fair market value of a share of the Company’s common stock on the date the option was granted. The Compensation Committee shall determine the term of options granted to participants under the Plan but in any event all options must be exercised no later than the ten years from the issue date. All options may only be exercised while a participant is employed as an employee or providing services as a consultant or non-employee director.

Certain Relationships and Related Transactions, and Director Independence

The Company has instituted policies and procedures for the review, approval and ratification of “related person” transactions as defined under SEC rules and regulations. Our Audit Committee Charter requires management to inform the Audit Committee of all related person transactions. In order to identify any such transactions, among other measures, the Company requires its directors and officers to complete questionnaires identifying transactions with any company in which the officer or director or their family members may have an interest. In addition, our Code of Ethics requires that the Audit Committee review and approve any related person transaction before it is consummated.

Each Board member other than Mr. Peak is an independent director as defined in Section 5605 of the Nasdaq listing standards.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (1)

10.1	Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.3	Form of 2010 Equity Compensation Plan. (1)

10.4	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.5	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010 (File No. 000-54136).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 14, 2011	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2011	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2011	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller
(Principal Accounting Officer)