Form 10-Q
period 2011-03-31
Contango ORE, Inc.
filed 2011-05-16
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54136

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	27-3431051
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 13, 2011 was 1,566,467.

CONTANGO ORE, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of March 31, 2011 and June 30, 2010 (unaudited)	3
	Statements of Operations for the three and nine months ended March 31, 2011 and 2010 and from October 15, 2009 (Inception) to March 31, 2011 (unaudited)	4
	Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and from October 15, 2009 (Inception) to March 31, 2011 (unaudited)	5
	Statement of Shareholders’ Equity from October 15, 2009 (Inception) to March 31, 2011 (unaudited)	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

Item 1 – Financial Statements

CONTANGO ORE, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$3,227,991	$—
Prepaid expenses	201,380	233,268

Total current assets	3,429,371	233,268
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—

Total property, plant and equipment, net	1,008,886	1,008,886

TOTAL ASSETS	$4,438,257	$1,242,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,861	$—
Accrued liabilities	—	511,156

Total current liabilities	6,861	511,156
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized, 1,566,467 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	15,665	15,665
Additional paid-in capital	6,817,126	1,817,969
Accumulated deficit during exploration stage	(2,401,395)	(1,102,636)

SHAREHOLDERS’ EQUITY	4,431,396	730,998

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,438,257	$1,242,154

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from Inception (October 15, 2009) to March 31, 2011
	2011	2010	2011	2010
EXPENSES:
Delay Rentals	$29,277	$64,238	$101,939	$128,475	$294,651
Exploration expenses	15,139	241,896	940,601	428,340	1,818,363
Other operating expenses	—	—	82,355	15,077	112,840
Stock-based compensation expense	36,389	—	48,519	—	48,519
General and administrative expenses	59,589	—	125,345	1,677	127,022

Total expenses	140,394	306,134	1,298,759	573,569	2,401,395

NET LOSS	$140,394	$306,134	$1,298,759	$573,569	$2,401,395

LOSS PER SHARE
Basic and diluted	$0.09	$0.20	$0.83	$0.37	$1.53
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic and diluted	1,566,467	1,566,467	1,566,467	1,566,467	1,566,467

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,		Period from Inception (October 15, 2009) to March 31, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,298,759)	$(573,569)	$(2,401,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48,519	—	48,519
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	31,888	103,980	(201,380)
Increase (decrease) in accounts payable and other accrued liabilities	(504,295)	—	6,861

Net cash used in operating activities	$(1,722,647)	$(469,589)	$(2,547,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties	—	(1,008,886)	(1,008,886)

Net cash used in investing activities	$—	$(1,008,886)	$(1,008,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	4,950,638	1,478,475	6,784,272

Net cash provided by financing activities	$4,950,638	$1,478,475	$6,784,272

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,227,991	—	3,227,991
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,227,991	$—	$3,227,991

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in Capital	Accumulated Deficit Exploration Stage	Total Shareholder’s Equity
	Shares	Amount
Balance at Inception (October 15, 2009)	—	$—	$—	$—	$—
Shareholder’s contribution	1,566,467	15,665	1,817,969	—	1,833,634
Net loss for the period	—	—	—	(1,102,636)	(1,102,636)

Balance at June 30, 2010	1,566,467	15,665	1,817,969	(1,102,636)	730,998

Shareholder’s contribution	—	—	1,147,483	—	1,147,483
Net loss for the period	—	—	—	(862,128)	(862,128)

Balance at September 30, 2010	1,566,467	$15,665	$2,965,452	$(1,964,764)	$1,016,353

Shareholder’s contribution	—	—	3,803,155	—	3,803,155
Stock-based compensation	—	—	12,130	—	12,130
Net loss for the period	—	—	—	(296,237)	(296,237)

Balance at December 31, 2010	1,566,467	$15,665	$6,780,737	$(2,261,001)	$4,535,401

Stock-based compensation	—	—	36,389	—	36,389
Net loss for the period	—	—	—	(140,394)	(140,394)

Balance at March 31, 2011	1,566,467	$15,665	$6,817,126	$(2,401,395)	$4,431,396

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

The Company is an exploration stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” An investment in the Company involves a high degree of risk. The Company’s fiscal year end is June 30.

As of March 31, 2011, the Company held a 100% leasehold interest in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and held 12,000 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also held interests in and to 3,520 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 3% to 5%. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty to Juneau Exploration LLC (“JEX”).

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes of Contango Mining included in the Company’s report on Amendment No. 2 to Registration Statement on Form 10 filed on November 26, 2010. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

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

Cash Equivalents. Cash equivalents are considered to be highly liquid securities having an original maturity of 90 days or less at the date of acquisition. As of March 31, 2011, the Company had approximately $3.2 million in cash and cash equivalents.

Revenue Recognition. CORE has yet to realize any revenues. Expenses are presented on the accrual basis of accounting.

Common Stock. The Company’s certificate of incorporation authorizes us to issue 30,000,000 shares of common stock, $0.01, par value. As of March 31, 2011, approximately 1.6 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.

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

In December 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over three years, beginning in December 2011, the one-year anniversary of the date the shares were granted. Compensation expense related to these awards will be recognized over the vesting period. For the three and nine months ended March 31, 2011, the Company recorded stock-based compensation expense of $36,389 and $48,519, respectively, related to the restricted stock awards. The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized in accordance with GAAP.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

realized in a future period. The Company recognizes a full valuation allowance as of March 31, 2011 and June 30, 2010 and has not recognized any tax provision or benefit for the three and nine months ended March 31, 2011 and 2010. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of March 31, 2011. The amount of unrecognized tax benefits may change in the future, however, we do not expect the change to have a significant impact on our results of operations or our financial position or results of operations.

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

The amounts shown as costs incurred include 100% of the costs pertaining to the Properties. During the nine months ended March 31, 2011, the Company incurred approximately $1.0 million to explore the Properties. During the nine months ended March 31, 2010, the Company incurred approximately $1.0 million to acquire lease rights to some of the Properties, and another approximately $0.6 million to explore the Properties. During the period from the Inception to March 31, 2011, we incurred approximately $1.0 million to acquire and approximately $2.1 million to explore the Properties.

	Nine Months Ended March 31,		Period from Inception (October 15, 2009) to
	2011	2010	March 31, 2011
	(Unaudited)		(Unaudited)
Acquisition of Mineral Interests	$—	$1,008,886	$1,008,886
Exploration costs and delay rentals	1,042,540	556,815	2,113,014

Total costs incurred	$1,042,540	$1,565,701	$3,121,900

5. Prepaid Expenses

The Company’s prepaid expenses of $201,380 and $233,268 as of March 31, 2011 and June 30, 2010, respectively, relate to delay rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation, an Alaska-domiciled domestic corporation.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	$(1,298,759)	$(1,298,759)	$(1,298,759)	$(1,298,759)	$(1,298,759)	$(1,298,759)
	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Weighted			Weighted
		Average	Per		Average	Per
	Loss	Shares	Share	Loss	Shares	Share
Basic Loss per Share:
Net loss attributable to common stock	$(140,394)	1,566,467	$(0.09)	$(306,134)	1,566,467	$(0.20)

Diluted Loss per Share:
Net loss attributable to common stock	$(140,394)	1,566,467	$(0.09)	$(306,134)	1,566,467	$(0.20)

	Nine Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2010
	Loss	Weighted Average Shares	Per Share	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,298,759)	1,566,467	$(0.83)	$(573,569)	1,566,467	$(0.37)

Diluted Loss per Share:
Net loss attributable to common stock	$(1,298,759)	1,566,467	$(0.83)	$(573,569)	1,566,467	$(0.37)

	$(2,401,395)	$(2,401,395)	$(2,401,395)

	Period from Inception (October 15, 2009)
	to March 31, 2011
		Weighted
		Average	Per
	Loss	Shares	Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,401,395)	1,566,467	$(1.53)

Diluted Loss per Share:
Net loss attributable to common stock	$(2,401,395)	1,566,467	$(1.53)

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Shareholders’ Equity

During the nine months ended March 31, 2011, the Company had the following common stock transactions:

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

Additionally, in December 2010, the Company granted 93,906 shares of restricted stock to its officers, directors and consultants pursuant to the Company’s 2010 Equity Compensation Plan. These restricted shares will vest over a period of three years, beginning with the one-year anniversary of the date the shares were granted. For the three and nine months ended March 31, 2011, the Company recorded compensation expense of $36,389 and $48,519, respectively, related to these restricted shares.

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

10. Subsequent Events

In May 2011, the Company staked 6,560 acres, to add to its existing 12,000 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals, bringing the total acreage to 18,560.

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for gold and rare earth elements

•	Price volatility for natural resources

•	Operational constraints and delays

•	The risks associated with exploring in the mining industry

•	The timing and successful discovery of natural resources

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of any of our mined products

•	Interest rate volatility

•	Operating hazards attendant to the mining industry

•	Potential mechanical failure or under-performance of facilities and equipment

•	Weather

•	Availability and cost of material and equipment

•	Actions or inactions of third-parties

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	Restrictions on mining activities

•	Expanded rigorous monitoring and testing requirements

•	Legislation that may regulate mining activities

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards

•	Uncertainties of any estimates and projections relating to any future production, costs and expenses

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

Overview

We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. We have leased or have control over Federal and State of Alaska properties totaling approximately 766,360 acres for the exploration of gold and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold and associated minerals and rare earth elements through leases or obtaining additional mining claims.

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

The Company had no operating history prior to the contribution of Contango Mining’s assets and liabilities. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since its inception on October 15, 2009 (the “Inception date” or the “Inception”). The equity structure was retroactively adjusted to reflect the capital structure of the Company. References that describe the operations of the Company include the operations of Contango Mining for the periods prior to November 29, 2010.

The Company now holds leasehold interests in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and holds 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,520 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 3% to 5%. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty on such Properties to Juneau Exploration LLC (“JEX”).

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

Using our limited capital availability to increase our reward/risk potential on selective prospects. We will concentrate our risk investment capital in our prospects in Alaska. We have leased approximately 647,000 acres and control another 18,560 acres consisting of 167 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold and associated minerals. We also own 3,520 acres consisting of 176 unpatented Federal mining claims and 97,280 acres consisting of 608 unpatented State of Alaska mining claims for the exploration of rare earth elements.

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

Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors and executive officers beneficially own or have voting control over approximately 18% of our common stock. In addition, our major consultant for geological and exploration activities, Avalon, owns 23,477 restricted shares of our common stock. All shares of restricted stock will vest over three years, beginning in December 2011, the one-year anniversary of the date the shares were granted.

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

Gold Exploration

In 2009, exploration activities were conducted on our Gold Properties. In our 2009 exploration program, we collected a total of 1,096 rock, soil, pan concentrate and stream silt samples from our Tetlin Lease. Of this total, 348 samples showed measurable amounts of gold with 30 samples showing measured gold of 500 parts per billion (“ppb”) or higher. In our 2010 exploration program, we collected a total of 1,884 rock, soil, pan concentrate and stream silt samples from our Tetlin Lease. Of this total, 910 samples showed measurable amounts of gold with 54 samples showing gold concentrations greater than 500 ppb. We also ran ground geophysical surveys with induced polarization (IP) which measures the conductivity/resistivity of underlying sub-surface rocks. Conductivity indicates the presence of metals. Our 2011 exploration program includes flying airborne magnetic, electromagnetic, and radiometrics in early summer, and based on the results of this airborne operation, drill core holes over selected areas of our acreage.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Delay Rentals. We recognized delay rental expenses of $29,277 for the three months ended March 31, 2011, compared to $64,238 for the three months ended March 31, 2010. This decrease is primarily attributable to the longer period over which the delay rentals were amortized.

Exploration Expenses. We reported $15,139 of exploration expense for the three months ended March 31, 2011, compared to $241,896 for the three months ended March 31, 2010. Most exploration activities occur during the months of May through October. No significant exploration activities are performed during the winter months, other than analyzing existing results and planning for upcoming spring and summer field work.

Stock-based Compensation Expenses. We recognized $36,389 of stock-based compensation expense for the three months ended March 31, 2011, related to restricted stock granted to officers, directors, and a consultant in December 2010 pursuant to the Company’s 2010 Equity Compensation Plan.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $59,589. This is mainly attributable to legal and accounting expenses.

Nine months ended March 31, 2011 Compared to Nine months ended March 31, 2010

Delay Rentals. We recognized delay rental expenses of $101,939 for the nine months ended March 31, 2011, compared to approximately $128,475 for the nine months ended March 31, 2010. These delay rentals relate to the acreage we have acquired in Alaska.

Exploration Expenses. We incurred $940,601 of exploration expense for the nine months ended March 31, 2011, compared to $428,340 for the nine months ended March 31, 2010. This increase is principally attributable to more exploration activities during the current period. Components of exploration expense include permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses.

Other Operating Expenses. Other operating expenses for the nine months ended March 31, 2011 were $82,355, compared to $15,077 for the nine months ended March 31, 2010. This increase is principally attributable to more exploration activities during the current period.

Stock-based Compensation Expenses. We recognized $48,519 of stock-based compensation expense for the nine months ended March 31, 2011, related to restricted stock granted to officers, directors, and a consultant in December 2010 pursuant to the Company’s 2010 Equity Compensation Plan.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2011 and 2010 were $125,345 and $1,677, respectively. This increase is mainly attributable to the legal and accounting expenses required to file the Company’s Registration Statement on Form 10, issue the Company’s common shares to Contango Oil & Gas Company, and other costs associated with being a public entity.

Liquidity and Capital Resources

The Company is in the initial stage of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding is the $3.5 million in cash contributed by Contango and as of March 31, 2011, we had approximately $3.2 million of cash and cash equivalents. Within the next twelve months, the Company will likely require additional funding from other funding sources, including possible equity offerings which could cause substantial dilution of our common stock, possible borrowings from financial institutions and possible offerings of debt securities. Any such debt financing would, however, increase our leverage and add to our need for cash to service such debt. Our ability to raise additional capital will depend on the results of our exploration program this summer and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

Capital Budget. For the next twelve months, our capital expenditure budget calls for us to invest approximately $2.75 million for exploratory drilling and other exploration activities. Our 2011 exploration program will be conducted in three phases. We have budgeted $2.25 million for the first two phases which will focus on exploration for gold on the Tetlin Lease and will include helicopter-supported airborne magnetics and drilling operations. We have budgeted $0.5 million for the third phase which will focus on REEs and will include first-pass reconnaissance exploration. After completing our 2011 exploration program, we will be required to raise additional capital to conduct any further significant exploration.

We will also incur general and administrative expenses, which may include legal fees, audit fees, consultant fees, insurance, and other operating expenses.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

We may not have sufficient capital to operate our business following the completion of our 2011 exploration program and may be required to cease operations.

The Company will have a limited amount of cash to fund its operations following the 2011 exploration program. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund our planned explorations and will soon be required to raise additional capital. Our ability to raise capital will depend on many factors, including the success, if any, of our 2011 exploration program and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our Properties in an untimely fashion or on less than favorable terms.

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

We hold approximately 115,840 acres in the form of State of Alaska unpatented mining claims, for both gold and REE exploration. We also hold approximately 3,520 acres in unpatented U.S. Federal mining claims. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska or the U.S. Federal government, as applicable, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

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

Our common stock is thinly traded.

There are approximately 1.6 million shares of our common stock outstanding with directors and officers owning or have voting control over approximately 18% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2010, the Company was formed as a Delaware corporation and issued 100 shares of its common stock to Contango. We relied on the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in claiming exemption for the offering, sale and delivery of such securities from registration under the Securities Act. On November 29, 2010, the Company issued approximately 1.6 million shares of its common stock to Contango for distribution to individuals who were shareholders of Contango on October 15, 2010. Additionally, we granted 70,429 restricted shares of our common stock to directors and officers and 23,477 restricted shares of our common stock to Avalon during the nine months ended March 31, 2011.

Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 13, 2011, we had 1,566,467 shares of common stock outstanding, all of which are fully paid and non-assessable.

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

CONTANGO ORE, INC.

Date: May 16, 2011	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer
(Principal Financial Officer)

Date: May 16, 2011	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller
(Principal Accounting Officer)