Form 10-K
period 2011-06-30
Contango ORE, Inc.
filed 2011-09-19
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-54136

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3431051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 960

HOUSTON, TEXAS 77098

(Address of principal executive offices)

(713) 960-1901

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 per share	OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

At December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the OTCBB was $13,998,579. As of September 16, 2011, there were 1,566,467 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report since registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A. The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Form 10-K.

CONTANGO ORE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

All references to the “Company”, “CORE”, “we”, “our” and “us” used in this Annual Report on Form 10-K (“10-K”) are to Contango ORE, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

i

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for gold and rare earth elements

•	Price volatility for natural resources

•	Operational constraints and delays

•	The risks associated with exploring in the mining industry

•	The timing and successful discovery (if any) of natural resources

•	Availability of capital and the ability to repay indebtedness when due

•	Government subsidies to our competitors

•	Availability of operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any)

•	Interest rate volatility

•	Operating hazards attendant to the mining industry

•	Potential mechanical failure or under-performance of facilities and equipment

•	Weather

•	Availability and cost of material and equipment

•	Actions or inactions of third-parties

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	Restrictions on mining activities

•	Expanded rigorous monitoring and testing requirements

•	Legislation that may regulate mining activities

ii

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards

•	Uncertainties of any estimates and projections relating to any future production, costs and expenses.

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Form 10-K for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

iii

PART I

Item 1.	BUSINESS

Overview

The Company was formed on September 1, 2010 as a Delaware corporation. We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. We have leased or have control over 766,280 acres of Alaskan Native, Federal and State of Alaska properties for the exploration of gold and associated minerals and rare earth elements. It is possible that our 2011 summer field work program will not identify any commercially exploitable minerals. Should this occur, or if we determine that recovery of any minerals may not be economically profitable, we may be required to cease operations, dissolve and wind up the business of the Company.

Background

Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 as a Delaware corporation for the purpose of engaging in exploration in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Properties by increasing the overriding royalty interest in the Properties granted to JEX to 3% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. We believe JEX expended approximately $1 million on exploratory activities and related work on the Properties prior to selling the initial 50% interest to Contango Mining.

On November 29, 2010, Contango Mining assigned the Properties and certain other assets and liabilities to Contango. Contango contributed the Properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of the Company’s common stock. The transactions above took place between companies under common control.

Contango distributed all of the Company’s common stock to Contango’s stockholders of record as of October 15, 2010, promptly after the effective date of the Company’s Registration Statement Form 10 on the basis of one share of common stock for each ten (10) shares of Contango’s common stock then outstanding.

The Company had no operating history prior to the contribution of Contango Mining’s assets and liabilities. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since its inception on October 15, 2009 (the “Inception”). The equity structure was retroactively adjusted to reflect the capital structure of the Company. References that describe the operations of the Company include the operations of Contango Mining for the periods prior to November 29, 2010.

Properties

The Company holds leasehold interests in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and holds 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If the Tetlin Lease is placed into commercial production of precious or non-precious metals, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, ranging from 2.0 % to 5.0%, depending on the type of metal produced and the year of production. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty on such Properties to JEX.

The following table summarizes our property holdings as of September 16, 2011:

Jurisdiction	Project Name	No. of Claims	Acreage
Gold
Tetlin Indian Tribe	Tetlin	n/a	647,000

State of Alaska	TOK / Tetlin	122	11,360
	LAD / Triple Z	45	7,200

		167	665,560
Rare Earth Elements
Federal	Salmon Bay	123	2,460
	Stone Rock	49	980

State of Alaska	Alatna	127	20,320
	Spooky	166	26,560
	Wolf	202	32,320
	Swift	113	18,080

		780	100,720

Grand Total		947	766,280

Our Properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. Included in the table above are 41 Triple Z claims covering 6,560 acres which we staked in May 2011. We previously only had four Triple Z claims covering 640 acres.

We are an exploration stage company, and none of the Properties that we own or control contain any known reserves or mineralized material. The Properties are at an early stage of exploration, and even if mineral reserves are discovered, they may not be commercially viable. A significant amount of additional work is likely required in the exploration of our Properties before a confirmation as to the economic feasibility of a mining venture could be made. On the other hand, lack of success in our 2011 exploration program could cause us to discontinue our efforts and shut down the Company. Due to the shortened hours of daylight and the harsh climate in Alaska, our work months are restricted to May through October.

Production Royalty

If the Tetlin Lease is placed into commercial production of precious or non-precious metals, the Company is obligated to pay a production royalty to the Native Village of Tetlin, ranging from 2.0 % to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for reducing the production royalty by 0.50%. These payments lower the production royalty to 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000 in cash, or (ii) 0.50% by payment to CORE of $300,000 in cash, or (iii) 0.75% by payment to CORE of $450,000 in cash.

Strategy

Our exploration strategy is predicated upon two core beliefs: (1) that the only competitive advantage in a commodity-based business is to be among the lowest cost producers and (2) that virtually all the mining industry’s value creation occurs through the discovery of mineral deposits that can be developed to the state of a commercially viable producing ore body. While we do not have previous experience in the gold or rare earth element industries, we plan to focus our business strategy on the following elements:

Using our limited capital availability to increase our reward/risk potential on selective prospects. We will concentrate our risk investment capital on our prospects in Alaska. Exploration prospects are inherently risky as they require large amounts of upfront capital with the overwhelming probability of no success. Should the Properties prove to have deposits of mineral ore, we will be required to develop mining operations or contract with third parties to mine our mineral ore. We may only become a low cost producer if the mineral ore is of sufficiently high quality and the cost of the infrastructure to mine the mineral ore is sufficiently low relative to other producers. This is particularly true with respect to competing companies in China which have significant cost advantages over U.S. based companies.

Given the Company’s limited capital, our strategic initiatives are focused on discovering mineral reserves to enhance the value of the Company. If we are successful in our exploration activities, we may consider a joint venture or the sale of our Properties to qualified mining companies.

Maximize Value Creation per Share. We believe that the primary objective of a business is to maximize value creation per share. As a result, we intend to keep our G&A and interest costs to a minimum.

Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive cash compensation for their work for the Company. The Company’s directors and executive officers beneficially own or have voting control over approximately 16% of our common stock, which includes the beneficial ownership of 50,000 options granted in September 2011. The options will vest over two years, beginning in September 2011, the date of the grant. In addition, the Company’s directors, executive officers and our major Avalon consultant for geological and exploration activities, own an aggregate of 93,906 shares of restricted stock. The restricted stock will vest over three years, beginning in December 2011, the one-year anniversary of the date the shares were granted. Upon full vesting of the restricted stock and options, the Company’s directors and officers will own approximately 20% of the Company.

Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon Development Corporation, an Alaska domiciled domestic corporation (“Avalon”) to conduct mineral exploration activities on the Tetlin Lease. JEX plans to continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. We do not have a written agreement with JEX which contractually obligates them to provide us with their services. We will provide JEX with a 3% overriding royalty interest on any production from our existing Properties and any future properties they help us secure.

Exploration and Mining Property

Exploration and mining rights in Alaska may be acquired in the following manner: public lands, private fee lands, unpatented Federal or State of Alaska mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, the Alaskan state government, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

Tribal lands are those lands that are under control by sovereign Native American tribes or Alaska Native corporations established by the Alaska Native Claims Settlement Act of 1971 (ANSCA). Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty

(20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government continues to own the surface estate even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled in fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. In order to acquire a patent, an applicant must, among other things, prove that improvements have been made on the land of not less than $500, pay a fee of five dollars ($5) per acre, and identify and describe the mineral deposit located in the land. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.

With respect to unpatented mining claims, the Federal or applicable state government continues to own the fee interest in real property while allowing private parties to stake claims for exploration, development and commercial extraction of minerals with rights of ingress and egress on the real property. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment work requirements and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. Unpatented mining claims are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain, due to the complex Federal and state laws and regulations that supplement the General Mining Law. Unpatented mining claims and related rights, including rights to use the surface, are also subject to challenges by third parties or contests by the Federal or applicable state government. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims. Our mining claims on land belonging to the State of Alaska have no opportunity to be patented. Rights to deposits of minerals on Alaska state land that is open to claim staking may be acquired by discovery, location and recording as prescribed in Alaska state statutes (AS 38.05.185 – 38.05.280). The State of Alaska requires holders of unpatented mining claims to perform annual assessment work and pay an annual fee on the claims in order to maintain the claimant’s title to the mining rights in good standing. State of Alaska unpatented mining claims are subject to a title reservation of 3% net profits royalty for all mineral production on net mining income of $100,000 or more. Mining claims located on State of Alaska lands cannot be deeded to the claimant.

Gold Exploration

Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on the average London Bullion Market Association price for a specified month near the month of shipment.

We began exploration activities on our Gold Properties in 2009. In our 2009 exploration program, we collected a total of 1,096 rock, soil, pan concentrate and stream silt samples from our Tetlin Lease. Of this total, 348 samples showed measurable amounts of gold with 30 samples showing measured gold of 500 parts per billion (“ppb”) or higher. In our 2010 exploration program, we collected a total of 1,884 rock, soil, pan concentrate and stream silt samples from our Tetlin Lease. Of this total, 910 samples showed measurable amounts of gold with 54 samples showing gold concentrations greater than 500 ppb. We also ran ground geophysical surveys with induced polarization (IP) which measures the conductivity/resistivity of underlying sub-surface rocks, which indicates the presence of metals.

Our 2011 exploration program began in early summer by flying 3,600 line-kilometers of airborne magnetics and resistivity over our Gold Properties at a cost of approximately $550,000. This process involves flying north-south flight lines at spacings of 100 and 200 meters to measure the magnetic and electromagnetic response of bedrock at various depths. These data provide additional structural, lithologic and alteration information to improve drill hole targeting planned for August – October 2011.

Based on the results of this airborne operation, we collected an additional 1,218 auger soil samples on 100 meter centers on five prospects within the Tetlin Lease (Chief Danny, Saddle, MM, Chisana and Copper Mountain) at a cost of approximately $350,000. Of this total, 610 soil samples showed measurable amounts of gold with 2 samples showing gold concentrations greater than 500 ppb with a high of 994 ppb. These soil samples also contained several areas with anomalous copper, arsenic, lead and other trace metals that helped clarify previously completed soil sampling.

Using the combined airborne geophysical data, ground geophysics, geologic mapping and geochemical sampling, we have drilled 3,777 feet in five core holes at the Chief Danny prospect at a cost of approximately $275,000. These core holes were targeted as geochemical anomalies, geophysical anomalies and combined geochemic/geophysical anomalies. Four of the five core holes have been logged, split and sent to assay. The remaining core hole is being logged and split. We currently plan to drill another four to six core holes prior to the end of October 2011. The geochemical analysis from this drilling is pending upon completion of the program, with results expected prior to December 2011. The final results of our 2011 exploration program will form the basis for our 2012 program, if we determine additional field work is warranted and can be funded.

The following table summarizes our gold sample results on the Tetlin Lease over the past three years:

Year	Samples Taken	% of Samples Over 500 ppb
2009	1,096	2.70%
2010	1,884	4.90%
2011	1,218	0.16%

Rare Earth Elements

The Company’s interest in rare earth elements arose from our belief that the increasing demand for products using rare earth elements will continue. Based upon the preliminary surveys conducted by the United States Geological Survey (the “USGS”) and subsequently reviewed and analyzed by Avalon, the Company has staked Federal and State of Alaska mining claims and has engaged Avalon to conduct preliminary exploratory activities for rare earth elements in Alaska.

The term “rare earth” is actually a misnomer. Rare earth elements are not in fact rare, as they are found in low concentrations throughout the earth’s crust. There are relatively few locations, however, where rare earth elements (“REEs”) are currently being economically mined and processed outside of China. Our decision to explore for REEs is based on our belief that REEs will become increasingly valuable as the world moves to embrace alternative “green” forms of energy such as wind turbines and advanced batteries which currently require REEs for component parts.

REEs have unique properties that have applications in several technologies, including:

•	Clean-Energy Technologies: hybrid and electric vehicles, and wind turbines

•	Defense and Homeland Security Applications: aircraft control, lasers, global positioning systems, radar, sonar, guided missiles and smart bombs

•	High-Technology Applications: microwaves, MRI testing, color televisions, motion picture studio lighting and projection

Demand for REEs is expected to increase due to increased demand for existing products that utilize rare earth elements as well as continued development of additional technologies that require application of REEs. Currently, China accounts for over 90% of the global supply of REEs and the oxides produced from REEs, and the Chinese government has begun to restrict exports of REEs and require that manufacturing of rare earth metals take place within China.

Our decision to focus our rare earth element exploration efforts in Alaska is based, in part, upon several surveys performed by the USGS in the 1970s and 1980s. The two primary sources of public-sector geochemical data which we and Avalon used to identify potential mineral prospects are the Alaska Mineral Resource Appraisal Program (“AMRAP”) and the National Uranium Resource Evaluation program (“NURE”), both of which were conducted in Alaska in the 1970s and 1980s. The AMRAP included geologic mapping, airborne geophysics and geochemical sampling. The program did not analyze for gold during the initial study, although analyses for important gold pathfinder elements such as arsenic, bismuth and tungsten were completed. These programs were run on a quadrangle by quadrangle basis resulting in multiple folios published by the USGS over multiple years. Geochemical data from the AMRAP and other USGS programs has been compiled in a digital database referred to as the RASS database (Rock Analysis Storage System, Open File Report 99-433), available from the USGS at http://pubs.usgs.gov/of/1999/of99-433/. The NURE program was funded by the United States Department of Energy primarily as a geochemical study to define new uranium sources in the United States. The original NURE samples were collected and analyzed in the 1970s but were re-analyzed in the late 1990s using more modern analytical techniques. These digital data are available in Open File Report 97-492 from the USGS at http://pubs.usgs.gov/of/1997/ofr-97-0492/. The surveys we and Avalon examined indicated anomalous uranium samples as well as anomalous zirconium, beryllium, tantalum, and niobium, which are commonly found near deposits of rare earth elements.

We began exploratory work for rare earth elements on our Salmon Bay and Stone Rock projects in the summer of 2011. Our exploration activities included the following at a cost of approximately $250,000: geological prospecting and geochemical sampling, in order to determine the extent and nature of rare earth element mineralization on the REE Properties. Final results are pending on the 2011 work, however geochemical data indicates that rare earth element concentrations greater than 1,000 ppm exist on both lands. We will explore on our Alatna, Spooky, Wolf and Swift claims in 2012, subject to available funding. We believe that there has been limited exploration targeted specifically at REEs in Alaska historically, with the exception of Bokan Mountain, located on the Prince of Wales Island in Southeast Alaska.

REEs consist of the 15 elements with atomic numbers 57 to 71 (the “Lanthanide Series”), plus the elements Scandium (atomic number 21) and Yttrium (atomic number 39). REEs are separated into two categories, light rare earths (“LREEs”, consisting of atomic numbers 57-62), and heavy rare earths (“HREEs”, consisting of atomic numbers 63-71, plus Yttrium (atomic number 39)).

The following table ranks the REEs in the order of their relative abundance in the earth’s crust:

Rare-Earth Element, Symbol	Abundance (parts per million)	Atomic Number
Cerium, Ce	46.0	58
Yttrium, Y	28.0	39
Neodymium, Nd	24.0	60
Lanthanum, La	18.0	57
Samarium, Sm	6.5	62
Gadolinium, Gd	6.4	64
Praseodymium, Pr	5.5	59
Scandium, Sc	5.0	21
Dysprosium, Dy	4.5	66
Ytterbium, Yb	2.7	70
Erbium, Er	2.5	68
Holmium, Ho	1.2	67
Europium, Eu	1.1	63
Terbium, Tb	0.9	65
Lutetium, Lu	0.8	71
Thulium, Tm	0.2	69
Promethium, Pm	0.0	61

Consulting Services provided by Avalon Development Corporation

The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Properties. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses pursuant to the PSA. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in December 2010 and stock options to purchase 10,000 shares of common stock of the Company in September 2011. The restricted shares vest over three years beginning in December 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning in September 2011, the date the options were granted.

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. Its team of engineers and geoscientists combined with its geographic information systems (GIS) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Avalon’s exploration team has identified or conducted discovery drilling on several gold deposits in Alaska and has completed digital GIS compilations of the Tintina Gold Belt, a regional-scale mineral province stretching from southwest Alaska to the southern Yukon Territory. Avalon also has experience exploring for copper, nickel and platinum group elements (“Cu-Ni-PGE”) deposits and also created a comprehensive GIS compilation of PGE prospects in Alaska, an internally-owned database that contains data on over 200 PGE occurrences in Alaska. In 2002, Avalon expanded its digital database to the identification and acquisition of rare earth element prospects in Alaska.

Avalon has assigned approximately five engineers and geologists to conduct exploration activities on the Properties. Work schedules vary widely from a 7 day per week, 30-day minimum schedule for field related geologists and geological engineers to 40-hours per week schedules for geographic information system and management staff. Because the Company does not have experience exploring or evaluating gold or rare earth element prospects in Alaska, we rely on Avalon’s experience in the State of Alaska to determine whether our exploration activities will be likely to develop commercially viable deposits. Avalon’s mineral exploration services include pre-field planning, in-progress evaluation/modification and post-field critical review. Avalon will continue to work in conjunction with the Company to identify new properties and will conduct the initial exploration for such properties. If the exploratory work on the Properties should prove successful, the Company could develop a wholly-owned mining operation entity to conduct mining operations, contract with mining companies to extract mineral ore from our Properties or enter into a joint venture with or sale of our Properties to an established mining company.

Consulting Services provided by Tetlin Village Council

On October 15, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with the Chief of the Tetlin Indian Tribe (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with State of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month in exchange for his services, and can pay discretionary bonuses for successful negotiations.

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

Adverse Climate Conditions

Climate conditions will affect the Company’s ability to conduct exploration activities and mine any ore from its Properties in Alaska. While exploratory drilling and related activities may only be conducted from May to October on certain of our Properties, the Company believes development work and any subsequent mining would be conducted year-round.

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

While there are few rare earth mining companies in the United States, the global rare earth mining and processing markets are competitive. China currently accounts for over 90% of rare earth mineral production and manufacturing, and should our rare earth mining efforts prove to be successful, we may not be able to implement the processing technologies and capabilities that our Chinese counterparts have already established. Our Chinese competitors have greater financial resources, as well as other strategic advantages to maintain, improve and expand their mining programs. In addition, Chinese domestic economic policies may allow domestic companies to produce at relatively lower costs.

Competitive conditions may be substantially affected by various forms of legislation and regulation considered from time to time by the government of the United States and the State of Alaska, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for minerals, and currency fluctuations.

Government Regulation

Our mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various Federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, our Tetlin Lease is located on land leased from the Tetlin Village Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. We will continue to use our best efforts to ensure that the Company is in compliance with all applicable laws and regulations but the denial of permits required to explore for or mine ore may prevent us from realizing revenues arising from the presence of minerals on our properties.

Environmental Regulation

Mining operations are subject to local, state and federal regulation governing environmental quality and pollution control, including air quality standards, greenhouse gas, waste management, reclamation and restoration of properties, plant and wildlife protection, handling and disposal of radioactive substances, and employee health and safety. Extraction of mineral ore is subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency. Such regulation can increase the cost of planning, designing, installing and operating mining facilities or otherwise delay, limit or prohibit planned operations.

Significant fines and penalties may be imposed for failure to comply with environmental laws. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances.

Some REE deposits contain naturally occurring radioactive substances, such as thorium and uranium. The mining of REEs that contain such radioactive substances involves the handling and disposal of such substances, and accordingly we may be subject to extensive safety, health and environmental laws, regulations and permits regarding radioactive substances. Significant costs, obligations or liabilities may be incurred with respect to such requirements, and any future changes in such requirements (or the interpretation or enforcement thereof) may have a material adverse effect on our business or results of operations. Furthermore, our drilling programs may also use hazardous materials and generate hazardous and naturally occurring radioactive wastes. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes associated with our operations, could have a material adverse effect on our business, reputation, results of operation and financial condition.

The Federal Mine Safety and Health Act of 1977 and regulations promulgated thereunder as well as the State of Alaska Department of Labor and Workforce Development impose a variety of health and safety standards on numerous aspects of employee working conditions related to mineral extraction and processing operations, including the training of personnel, operating procedures and operating equipment. In addition, the Company may be subject to additional state and local mining standards. The Company believes that it currently is in compliance with applicable mining standards; however, we cannot predict whether changes in standards or the interpretation or enforcement thereof will have a material adverse effect on our business, financial condition or otherwise impose restrictions on our ability to conduct mining operations.

Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and various laws and regulations administered by the State of Alaska, have a direct bearing on exploration and mining operations conducted in Alaska. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

CERCLA generally imposes joint and several strict liability for costs of investigation and remediation and for natural resource damages, with respect to the release of hazardous substances (as designated under CERCLA) into the environment. CERCLA also authorizes the EPA, and in some cases, third parties, to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Our mining operations may generate wastes that fall within CERCLA’s definition of Hazardous Substances.

Employees

The Company has three part-time employees. Kenneth R. Peak is the Chairman, Chief Executive Officer and President of the Company and is responsible for the management of the Company. Sergio Castro is the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and is responsible for the financial affairs of the Company. Yaroslava Makalskaya is the Vice President, Controller and Chief Accounting Officer of the Company and is responsible for the Company’s accounting. Mr. Peak devotes approximately 15% of his time to the Company’s business and Mr. Castro and Ms. Makalskaya each devote approximately 10% of their time to the Company’s business. The Company also uses the services of independent consultants and contractors, including JEX, to perform various professional services, including land acquisition, legal, environmental and tax services. JEX has two employees who are a land man and an engineer, respectively, and each devotes less than 1% of his time to the Company’s business. In addition, the Company utilizes the services of Avalon to perform geological, exploration and drilling operation services and independent third party engineering firms to evaluate any reserves.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Kenneth R. Peak	66	Chairman, Chief Executive Officer and Director
Sergio Castro	42	Vice President, Chief Financial Officer, Treasurer and Secretary
Yaroslava Makalskaya	42	Vice President, Controller and Chief Accounting Officer
Joseph Compofelice	62	Director
Joseph G. Greenberg	50	Director

Kenneth R. Peak. Mr. Peak has been Chairman of the Board, Chief Executive Officer and a director of the Company since its inception as a wholly-owned subsidiary of Contango. Mr. Peak founded Contango in 1999 and is currently the Chairman and Chief Executive Officer of Contango. Mr. Peak entered the energy industry in 1973 as a commercial banker and held a variety of financial and executive positions in the oil and gas industry prior to founding Contango in 1999. Mr. Peak served as an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS in physics from Ohio University in 1967, and a MBA from Columbia University in 1972. He currently serves as a director of Patterson-UTI Energy, Inc., a provider of onshore contract drilling services to exploration and production companies in North America.

Sergio Castro. Mr. Castro has been Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since its inception. Mr. Castro joined Contango in March 2006 as Treasurer, was appointed Vice President, Treasurer and Secretary in April 2006 and Chief Financial Officer in June 2010. Prior to joining Contango, Mr. Castro was a Consultant for UHY Advisors TX, LP from 2004 to 2006. From 2001 to 2004, Mr. Castro was a lead credit analyst for Dynegy Inc. From 1997 to 2001, Mr. Castro worked as an auditor for Arthur Andersen LLP, where he specialized in energy companies. Mr. Castro was honorably discharged from the U.S. Navy in 1993 as an E-6, where he served onboard a nuclear powered submarine. Mr. Castro received a BBA in Accounting in 1997 from the University of Houston, graduating summa cum laude. Mr. Castro is a Certified Public Accountant and Certified Fraud Examiner.

Yaroslava Makalskaya. Ms. Makalskaya has been Vice President, Controller and Chief Accounting Officer of the Company since its inception. Ms. Makalskaya has been Vice President, Controller and Chief Accounting Officer of Contango since June 2010. Prior to joining Contango, Ms. Makalskaya was a director of the Transaction Services practice at PricewaterhouseCoopers, where she assisted clients with M&A transactions as well as advised clients with complex accounting and financial reporting issues. Prior to July 2008 Ms. Makalskaya was a Senior Manager in the audit practice of PricewaterhouseCoopers and Arthur Andersen, where her clients included many US and international companies in energy, utilities, mining and other sectors. Ms. Makalskaya holds a MS degree in Economics from Novosibirsk State University in Russia. Ms. Makalskaya is a CPA and has approximately 19 years of experience in accounting and finance, including 13 years in public accounting.

Joseph Compofelice. Mr. Compofelice has been a director of the Company since its inception. Mr. Compofelice has served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service since January 2004. Mr. Compofelice served as Chairman of the Board of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000 he was Chairman and CEO of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his BS at California State University at Los Angeles and his MBA at Pepperdine University.

Joseph G. Greenberg. Mr. Greenberg has been a director of the Company since its inception. Mr. Greenberg is founder and President of Alta Resources, L.L.C., an oil and natural gas exploration company. Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company. Mr. Greenberg received a BS in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over twenty-three years of diversified experience in domestic oil and gas exploration.

The Board of Directors is responsible for managing the Company in accordance with the provisions of the Company’s Bylaws and Certificate of Incorporation and applicable law. The number of directors which constitutes the Board of Directors is established by the Board, subject to a minimum of three and a maximum of seven directors. Except as otherwise provided by the Bylaws for filling vacancies on the Company’s Board of Directors, the Company’s directors are elected at the Company’s annual meeting of stockholders and hold office until their respective successors are elected, or until their earlier resignation or removal. Our executive officers are elected annually by the Board and serve until their successors are duly elected and qualified or until their earlier resignation or removal. There are no family relationships between our directors or executive officers.

The Board of Directors elected Mr. Peak as both Chairman and Chief Executive Officer for a number of reasons. Mr. Peak is the founder of the Company and owns approximately 15% of the Company’s common stock, making him the largest shareholder. Mr. Peak has been an active entrepreneur who founded Contango and built the business into a large successful oil and gas company with a market capitalization of approximately $900 million. However, by combining the position of Chairman and Chief Executive Officer, the Company may lose advantages in having a strong independent Board that is less influenced by the management of the Company.

Corporate Offices

The Company does not lease office space, but rather uses the corporate offices leased by Contango. Contango’s 60 month lease agreement at 3700 Buffalo Speedway, Ste 960, Houston, TX 77098 expires on December 31, 2015.

Code of Ethics

We adopted a Code of Ethics for senior management in September 2010. A copy of our Code of Ethics is filed as an Exhibit to this Form 10-K and is also available on our website at www.contangoore.com.

Available Information

You may read and copy all or any portion of this annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the Securities and Exchange Commission (the “SEC”) in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC’s website at http://www.sec.gov, and at our website at http://www.contangoore.com. This annual report on Form 10-K, including all exhibits and amendments, has been filed electronically with the SEC.

Item 1A.	RISK FACTORS

In addition to other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business as an exploration stage company. The value of an investment in the Company may decrease, resulting in a complete loss of your investment. The risk factors below are not all inclusive.

The probability of an individual prospect ever having reserves is extremely remote.

The probability of finding economic mineral reserves on any of our Properties is extremely small. It is common to spend millions of dollars on an exploration prospect and complete many phases of exploration and still not obtain mineral reserves that can be economically exploited. Therefore, the chances of our Properties ever having mineral reserves and recovering any funds spent on exploration are extremely remote.

We may not have sufficient capital to operate our business following the completion of our 2011 exploration program and may be required to cease operations.

The Company will have a limited amount of cash to fund its operations following the 2011 exploration program. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations and you may lose your entire investment in the Company.

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

We are highly dependent on the technical services provided by our consultant, Avalon, including the exploration of the Properties and exploratory drilling activities, and could be seriously harmed if Avalon terminated the services with us or became otherwise unavailable.

Because we have only three part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, we depend upon our consultant, Avalon, for the success of our exploration projects and expect to remain so for the foreseeable future. Our ability to continue conducting exploration activities is in large part dependent upon the efforts of our consultant. As a result, we have little control over the exploratory operations on the Properties. In addition, highly qualified explorationists and engineers are difficult to attract and retain. We are dependent upon Avalon for assistance in acquiring acreage for our exploration projects in Alaska, planning work programs, conducting field work and interpreting assay results, and expect to remain so for the foreseeable future. As a result, the loss of the services of our consultant could have a material adverse effect on us and could prevent us from pursuing our business plan.

We are dependent on the services provided by the Chief of the Tetlin Indian Tribe, and could be seriously harmed if the Chief terminated his services or became otherwise unavailable.

We are dependent upon the knowledge and experience provided by the Chief of the Tetlin Indian Tribe regarding governmental affairs and tribal affairs issues. The loss of the services of the Chief could have a material adverse effect on us and could prevent us from pursuing our business plan.

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

We hold 115,840 acres in the form of State of Alaska unpatented mining claims, for both gold and REE exploration. We also hold approximately 3,440 acres in unpatented U.S. Federal mining claims. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska or the U.S. Federal government, as applicable, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

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

The validity of an unpatented mining claim also depends on (1) the claim having been located on Alaska state land open to appropriation by mineral location, which is the act of physically entering the land and making a claim by putting stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of such notices or certificates, (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. The unpatented state mining claims we own or control may be invalid, or the title to those claims may not be free from defects. In addition, the validity of our claims may be contested by the Alaska state government or challenged by third parties.

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

With respect to our rare earth mining activities, our Chinese competitors have been exploring for, mining and producing rare earth minerals long before our entry into the industry, and have far greater financial capabilities, as well as other processing technologies and resources to improve and expand their facilities. Additionally, the Chinese have enjoyed economies of scale and favorable domestic policies. We may not be able to overcome any strategic advantages our Chinese competitors may have over us.

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

We may be unable to obtain, maintain or renew permits necessary for the exploration, development or operation of any mining activities, which could have a material adverse effect on our business, financial condition or results of operation.

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

Our common stock is thinly traded.

There are approximately 1.6 million shares of our common stock outstanding with directors and officers owning or have voting control over approximately 16% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Our Properties are located in the State of Alaska, and principally consist of mineral leases and unpatented mining claims.

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

Lease with Tetlin Village Council

JEX entered into the Tetlin Lease with the Tetlin Village Council, effective as of July 15, 2008. An undivided 50% leasehold interest was sold to Contango Mining pursuant to the Joint Exploration Agreement dated as of September 29, 2009 in exchange for $1 million and a 1% overriding royalty interest. JEX transferred its remaining 50% leasehold interest to Contango Mining as of September 15, 2010 in exchange for an increased overriding royalty aggregating 3% pursuant to the Amended ORRI Agreement. The Tetlin Lease covers approximately 647,000 acres of land, provides for an initial term of ten (10) years, and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. While the Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease, the Company anticipates that exploration expenditures through the 2011 exploration program will satisfy this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements.

If the Tetlin Lease is placed into commercial production of precious or non-precious metals, we will be obligated to pay a production royalty to the Native Village of Tetlin, ranging from 2.0% to 5.0%. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increases to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Mining Claims

A listing of our State of Alaska unpatented mining claims as of September 16, 2011 for gold and associated minerals are listed in Exhibit 99.1.

REE Mining Claims

A listing of our State of Alaska and Federal mining claims as of September 16, 2011 for rare earth elements are listed in Exhibit 99.2. In addition to this list, the Company is negotiating access to additional REE lands to conduct geological and geochemical surveys. The Company has paid $70,000 to date in pursuit of these additional leases.

Location and Access of our Properties

Our Gold Properties are located in the eastern interior region of Alaska. Access to the Tetlin Project claims is available by road and access to public power is available. The Triple Z Project claims are accessible via an ATV trail from the public road. There is no commercial power available.

Our REE Properties are located throughout the State of Alaska. The Salmon Bay and Stone Rock Bay Project claims are located in the southeastern region of the state. Salmon Bay and Stone Rock are accessible only by aircraft or sea. No commercial sources of power are available. The Altana, Spooky and Wolf Project claims are located in the interior region and the Swift Project claims are located in western region of Alaska. The Alatna, Spooky, Wolf and Swift claims are accessible by aircraft only and no commercial sources of power are available.

In general, water rights are acquired on an as-needed basis from the State of Alaska Department of Natural Resources, Division of Mining, Land and Water. Potential water sources include both surface and subsurface waters. Water right applications can be either temporary (seasonal rights) or permanent, such as an operating mine would require. We will obtain water rights as necessary to carry out our exploration programs on our Properties. Such rights normally take approximately one month to acquire via permit.

Prior to JEX’s acquisition of the Properties, to the Company’s knowledge, the Properties had not been previously explored for minerals.

Fees

The following tables set forth the annual State of Alaska and Federal mining claim rental holding costs for the Company’s Alaska projects. Federal mining claim rents are due and payable in full by August 31 of each year and State of Alaska mining claim rents are due and payable by November 30 of each year.

Gold Claims:	Triple Z	Tetlin	Totals
# 160 Acre Claims	45	54	99
# 40 Acre Claims	0	68	68
# 20 Acre Fed claims	0	0	0
Total Acres	7,200	11,360	18,560
State Claim Rents—160-acre	$2,200	$7,560	$9,760
State Claim Rents—40-acre	$0	$2,380	$2,380
Fed Claim Rents—20-acre	$0	$0	$0

Totals	$2,200	$9,940	$12,140

REE Claims:	Stone Rock	Salmon Bay	Spooky		Wolf	Alatna	Swift River	Totals
# 160 Acre Claims	0	0	166		202	127	113	608
# 40 Acre Claims	0	0	0		0	0	0	0
# 20 Acre Fed claims	49	123	0		0	0	0	172
Total Acres	980	2,460	26,560		32,320	20,320	18,080	100,720
State Claim Rents—160-acre	$0	$0	$23,240		$28,280	$17,780	$15,820	$85,120
State Claim Rents—40-acre	$0	$0	$0		$0	$0	$0	$0
Fed Claim Rents—20-acre	$6,860	$17,220	$0		$0	$0	$0	$24,080

Totals	$6,860	$17,220	$23,240	(1)	$28,280	$17,780	$15,820	$109,200

(1)	Rental not due until land is patented to the State of Alaska.

Acquisition of Other Properties

The Company anticipates from time to time acquiring additional properties in Alaska for exploration, subject to the availability of funds. The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration and development. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements.

Overriding Royalty Interest

Pursuant to the Amended ORRI Agreement, in consideration of JEX’s assignment of its 50% interest in the Properties to Contango Mining, the Company conveyed an overriding royalty interest to JEX which provides that JEX will receive a 3% of 8/8ths overriding royalty interest on all minerals mined from the Properties held by the Company as of the date of the Amended ORRI Agreement. In addition, we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis, precious or non-precious metals derived from the Tetlin Lease.

Item 3.	LEGAL PROCEEDINGS

As of the date of this Form 10-K, we are not a party to any legal proceedings and we are not aware of any proceeding contemplated against us.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Over-The-Counter Bulleting Board (OTCBB) on December 20, 2010 under the symbol “CTGO”. The table below shows the high and low closing prices of our common stock for the periods indicated.

	High	Low
Fiscal Year 2011:
Quarter ended September 30, 2010	n/a	n/a
Quarter ended December 31, 2010	$12.50	$6.00
Quarter ended March 31, 2011	$19.50	$7.50
Quarter ended June 30, 2011	$18.50	$13.00

On September 15, 2011, the closing price of our common stock on the OTCBB was $12.75 per share, and there were 1,566,467 shares of Contango ORE, Inc. common stock outstanding held by approximately 42 registered shareholders.

The Company does not intend to declare or pay any dividends and currently intends to retain any available funds generated by its operations for the development and growth of its business. It does not currently anticipate paying any cash dividends on its outstanding shares of common stock in the foreseeable future. Any future decision to pay dividends on its common stock will be at the discretion of its Board and will depend on its financial condition, results of operations, capital requirements, and other factors the Board may deem relevant.

The following table sets forth information about our equity compensation plans at September 16, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	856,094

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”), which will be voted upon by the Company’s shareholders at its next scheduled annual meeting. Under the 2010 Plan, the Board may grant restricted stock and option awards to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 16, 2011, there were 93,906 restricted shares outstanding and 50,000 options outstanding issued under the 2010 Plan, subject to shareholder approval.

Item 6.	NOT REQUIRED AS A SMALLER REPORTING COMPANY

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

The Company was formed on September 1, 2010 as a Delaware corporation. We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. We have leased or have control over 766,280 acres of Alaskan Native, Federal and State of Alaska properties for the exploration of gold and associated minerals and rare earth elements.

Insolvency of Company

It is possible that our 2011 summer field work program will not identify any commercially exploitable minerals. Should this occur, or if we determine that recovery of any minerals may not be economically profitable, we may be required to cease operations, dissolve and wind up the business of the Company.

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

Delay Rentals and Minimum Royalties. Delay rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized delay rental expenses of $281,418 for the fiscal year ended June 30, 2011, compared to $192,712 for the fiscal year ended June 30, 2010. The higher level of rentals is due to the additional lands acquired, slightly offset by the fact that once the initial rental is paid, yearly rentals are reduced by 50% for the next five years.

Exploration Expenses. We incurred approximately $2.3 million of exploration expense for the fiscal year ended June 30, 2011, compared to $0.9 million for the fiscal year ended June 30, 2010. This increase is principally attributable to the majority of our exploration activities occurring during the current period. Components of exploration expense include permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses.

Other Operating Expenses. Other operating expenses for the fiscal year ended June 30, 2011 were $87,167, compared to $30,485 for the fiscal year ended June 30, 2010. This increase is principally attributable to our conducting more exploration activities during the current period.

Stock-based Compensation Expenses. We recognized $63,681 of stock-based compensation expense for the fiscal year ended June 30, 2011, related to restricted stock granted to officers and directors and an additional $21,227 of stock-based compensation recorded under exploration expenses, related to restricted stock granted to the owner of Avalon pursuant to the Company’s 2010 Equity Compensation Plan.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended June 30, 2011 and 2010 were $150,810 and $1,677, respectively. This increase is mainly attributable to the legal and accounting expenses required to file the Company’s Registration Statement on Form 10 and other SEC forms, issuance of the Company’s common shares to stockholders of Contango Oil & Gas Company, and other costs associated with being a public entity.

Liquidity and Capital Resources

The Company is in the initial stage of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding is the $3.5 million in cash contributed by Contango and as of September 16, 2011, we had approximately $1.1 million of cash and cash equivalents. Depending on the results of this summer’s exploration program, should the Company conclude that further exploration would be beneficial, the Company will require additional funding from other funding sources, including possible additional equity offerings which could cause substantial dilution of our common stock, possible borrowings from financial institutions and possible offerings of debt securities. Any such debt financing would, however, increase our leverage and add to our need for cash to service such debt. Our ability to raise additional capital will depend on the results of our exploration program this summer and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us. If we are not able to obtain additional funding to conduct exploratory work in 2012, the Company will be able to fund G&A costs and other ordinary expenses for the next twelve months, but will not be able to continue its exploration program. If the Company is unable to obtain additional funding during the next twelve month period, the Company may be required to cease operations, dissolve and wind up the business of the Company.

Capital Budget. For the remainder of 2011, we expect to invest approximately $800,000 in exploration costs to complete paying for this summer’s exploration program and current assay analysis. Our future capital expenditure budget is largely dependent on the results of our exploration work, which we expect to know by December 2011. If additional exploration is warranted, we will be required to raise additional capital to conduct any further significant exploration. We will also incur general and administrative expenses, which may include legal fees, audit fees, consultant fees, insurance, and other operating expenses.

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease provides for an initial term of ten (10) years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease, and the Company anticipates that exploration expenditures through the 2011 exploration program will satisfy this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the Tetlin Lease. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties.

The Company also pays delay rentals of $98,100 per year on Federal and State of Alaska acreage, as well as minimum labor payments of $176,800 per year on certain State of Alaska acreage.

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

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, we will measure and recognize compensation expense for all stock-based payments at fair value. Management is required to make assumptions including stock price volatility and expected life of the option, that are utilized to measure compensation expense.

Item 7A.	NOT REQUIRED AS A SMALLER REPORTING COMPANY

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F- 13 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2011.

Item 11.	EXECUTIVE COMPENSATION

The information required under Item 11 of Form 10-K will be contained in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 of Form 10-K will be contained in the Proxy Statement under the heading “Security Ownership of Certain Other Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under Item 13 of Form 10-K will be contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions, and Director Independence” and “Executive Compensation” and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 of Form 10-K will be contained in the Proxy Statement under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

The financial statements are set forth in pages F-1 to F-13 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock (1)

10.1	Mineral Lease, effective as of July 15, 2008, between the Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011 †

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011 †

10.4	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak (1)

10.5	Form of 2010 Equity Compensation Plan (1)

10.6	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.7	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.8	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. †

31.1	Section 302 CEO Certification †

31.2	Section 302 CFO Certification †

32.1	Section 906 CEO Certification †

32.2	Section 906 CFO Certification †

99.1	Schedule of Gold Properties (Excluding Tetlin Lease) †

99.2	Schedule of REE Properties †

†	Filed herewith
1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010 (File no. 000-54136).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.

/s/ KENNETH R. PEAK	/s/ SERGIO CASTRO	/s/ YAROSLAVA MAKALSKAYA
Kenneth R. Peak Chief Executive Officer (principal executive officer)	Sergio Castro Chief Financial Officer (principal financial officer)	Yaroslava Makalskaya Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH R. PEAK Kenneth R. Peak	Chairman of the Board	September 19, 2011

/s/ JOSEPH COMPOFELICE Joseph Compofelice	Director	September 19, 2011

/s/ JOSEPH GREENBERG Joseph Greenberg	Director	September 19, 2011

CONTANGO ORE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Contango ORE, Inc.

We have audited the accompanying balance sheets of Contango ORE, Inc. (an exploration stage company) (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2011 and from October 15, 2009 (Inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Contango ORE, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2011 and from October 15, 2009 (Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

September 19, 2011

CONTANGO ORE, INC.

(An Exploration Stage Company)

BALANCE SHEETS

	June 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$2,395,100	$—
Prepaid expenses	78,158	233,268

Total current assets	2,473,258	233,268

PROPERTY AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—

Total property, plant and equipment, net	1,008,886	1,008,886

OTHER ASSETS:
Other	75,000	—

Total other assets	75,000	—

TOTAL ASSETS	$3,557,144	$1,242,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$488,356	$—
Accrued liabilities	156,408	511,156

Total current liabilities	644,764	511,156

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized, 1,566,467 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	15,665	15,665
Additional paid-in capital	6,853,515	1,817,969
Accumulated deficit during exploration stage	(3,956,800)	(1,102,636)

SHAREHOLDERS’ EQUITY	2,912,380	730,998

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,557,144	$1,242,154

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			Period from Inception (October 15, 2009) to June 30, 2011

	Year Ended June 30,
	2011	2010
EXPENSES:
Delay rentals and minimum royalties	$281,418	$192,712	$474,130
Exploration expenses	2,271,088	877,762	3,148,850
Other operating expenses	87,167	30,485	117,652
Stock-based compensation expense	63,681	—	63,681
General and administrative expenses	150,810	1,677	152,487

Total expenses	2,854,164	1,102,636	3,956,800

NET LOSS	$2,854,164	$1,102,636	$3,956,800

LOSS PER SHARE
Basic and diluted	$1.82	$0.70	$2.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	1,566,467	1,566,467	1,566,467

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			Period from Inception (October 15, 2009) to June 30, 2011
	Year Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,854,164)	$(1,102,636)	$(3,956,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	63,681	—	63,681
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	155,110	(233,268)	(78,158)
Increase (decrease) in accounts payable and other accrued liabilities	133,608	511,156	644,764

Net cash used for operating activities	$(2,501,765)	$(824,748)	$(3,326,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	(75,000)	—	(75,000)
Acquisition of properties	—	(1,008,886)	(1,008,886)

Net cash used in investing activities	$(75,000)	$(1,008,886)	$(1,083,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholders’ contributions	4,971,865	1,833,634	6,805,499

Net cash provided by financing activities	$4,971,865	$1,833,634	$6,805,499

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,395,100	—	2,395,100
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,395,100	$—	$2,395,100

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at Inception (October 15, 2009)	—	$—	$—	$—	$—
Shareholders’ contribution	1,566,467	15,665	1,817,969	—	1,833,634
Net loss for the period	—	—	—	(1,102,636)	(1,102,636)

Balance at June 30, 2010	1,566,467	$15,665	$1,817,969	$(1,102,636)	$730,998

Shareholders’ contribution	—	—	4,950,638	—	4,950,638
Stock-based compensation	—	—	84,908	—	84,908
Net loss for the period	—	—	—	(2,854,164)	(2,854,164)

Balance at June 30, 2011	1,566,467	$15,665	$6,853,515	$(3,956,800)	$2,912,380

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

On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned the Properties (defined below) and certain other assets and liabilities to Contango. Contango contributed the Properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock. The above transactions occurred between companies under common control. Contango subsequently distributed the Company’s common stock to Contango’s stockholders. The Company had no operating history prior to the contribution of assets and liabilities by Contango. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since Contango Mining’s inception on October 15, 2009 (the “Inception”). The equity structure (i.e. the number and type of equity interests issued), however, was retroactively adjusted to reflect the capital structure of the Company.

The Company is an exploration stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” An investment in the Company involves a high degree of risk. The Company’s fiscal year end is June 30.

As of June 30, 2011, the Company held a 100% leasehold interest in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and held 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also held interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty on precious and non-precious metals to the Native Village of Tetlin, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty to Juneau Exploration LLC (“JEX”).

2. Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these financial statements include all adjustments considered necessary for a fair presentation of the financial statements. All such adjustments are of a normal recurring nature.

Financial statements for the periods from October 15, 2009 to November 29, 2010 represent financial statements of Contango Mining. The Company used a carryover historical cost basis for all assets and liabilities contributed from Contango Mining on November 29, 2010. All assets and liabilities contributed to the Company from Contango Mining on November 29, 2010 were recorded at the carryover historical cost basis.

3. Summary of Significant Accounting Policies

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

Common Stock. The Company’s certificate of incorporation authorizes us to issue 30,000,000 shares of common stock, $0.01, par value. As of June 30, 2011, approximately 1.6 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2011 and 2010 and has not recognized any tax provision or benefit for the applicable period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2011 or 2010.

The Company files income tax returns in the United States and certain state jurisdictions. The Company’s tax returns through fiscal year 2011 remain open for examination by taxing authorities in the respective jurisdictions where those returns are filed.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Property and Equipment

The amount capitalized includes costs paid to acquire mineral property interests as well as the costs paid for Federal and State of Alaska unpatented mining claims. Exploration costs are expensed as incurred. Development costs will be expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Properties determined to be impaired are written-down to their estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and any related property and equipment may not be recoverable.

5. Costs Incurred

Costs to acquire and explore the Properties were as follows:

			Period from Inception (October 15, 2009) to June 30, 2011
	Year Ended June 30,
	2011	2010
Acquisition of mineral interests	$—	$1,008,886	$1,008,886
Exploration costs and delay rentals	2,552,506	1,070,474	3,622,980

Total costs incurred	$2,552,506	$2,079,360	$4,631,866

6. Prepaid Expenses

The Company’s prepaid expenses of $78,158 and $233,268 as of June 30, 2011 and 2010, respectively, relate to delay rentals and certain geological consulting services and exploration activities conducted by Avalon.

7. Other Assets

In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for reducing the production royalty by 0.50%. These payments lower the production royalty payable to the Tetlin Village Council from 2.0% – 5.0% down to 1.25% – 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000 in cash, or (ii) 0.50% by payment to CORE of $300,000 in cash, or (iii) 0.75% by payment to CORE of $450,000 in cash.

8. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Year Ended June 30, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,854,164)	1,566,467	$(1.82)

Diluted Loss per Share:
Net loss attributable to common stock	$(2,854,164)	1,566,467	$(1.82)

	Year Ended June 30, 2010
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,102,636)	1,566,467	$(0.70)

Diluted Loss per Share:
Net loss attributable to common stock	$(1,102,636)	1,566,467	$(0.70)

	Period from Inception (October 15, 2009) to June 30, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(3,956,800)	1,566,467	$(2.53)

Diluted Loss per Share:
Net loss attributable to common stock	$(3,956,800)	1,566,467	$(2.53)

9. Shareholders’ Equity

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

10. Stock Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”), which will be voted upon by the Company’s shareholders at its next scheduled annual meeting. Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 16, 2011, there were 93,906 restricted shares outstanding and 50,000 options outstanding issued under the 2010 Plan, subject to shareholder approval. For the fiscal year ended June 30, 2011, the Company recorded stock-based compensation expense of $63,681 related to restricted stock awards granted to officers and directors, and an additional $21,227 of stock-based compensation recorded under exploration expenses, related to restricted stock granted to the owner of Avalon. The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized in accordance with GAAP.

Restricted Stock

In December 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant, the owner of Avalon Development Corporation, an Alaska-domiciled domestic corporation (“Avalon”). All shares of restricted stock vest over a three year period, beginning in December 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. A summary of the Company’s restricted stock as of June 30, 2011, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2010	—	$—
Granted	93,906	$4.65
Vested	—	$—
Forfeited	—	$—

Nonvested balance at June 30, 2011	93,906	$4.65

As of June 30, 2011, the total compensation cost related to nonvested awards not yet recognized was $351,756. It is expected to be recognized over the next 2.5 years.

Stock Options

In September 2011, the Company granted an aggregate of 50,000 options to its officers, directors and the owner of Avalon at a weighted-average exercise price of $13.13 per option, to be expensed over the vesting period which is one-third immediately; one-third in September 2012; and one-third in September 2013. The option awards are for services performed during the fiscal year ended June 30, 2011. Under the 2010 Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 2—“Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.

11. Related Parties

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

12. Commitments and Contingencies

Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs. However, the Company anticipates that exploration expenditures through the 2011 exploration program will satisfy this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Company is also required to pay the Tetlin Village Council a production royalty on precious and non-precious metals ranging from 2.0% to 5.0% should we derive revenues from the Tetlin Lease. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increases to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Properties. The Company’s LAD/Triple Z and TOK/Tetlin projects are both located on State of Alaska lands. The delay rentals on these two projects total $12,140 per year, and are due and payable in full by November 30 of each year.

REE Properties. The Company’s Stone Rock and Salmon Bay projects are both located on Federal land. The delay rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. The Company’s Swift River, Wolf, and Alatna projects are all located on State of Alaska lands. The delay rentals on these three projects total $61,880 per year, and are due and payable in full by November 30 of each year. Additionally, these three claims also have an annual labor payment totaling $176,800 payable by November 30 of each year. The Company’s Spooky project is located on State of Alaska lands, but annual claim rental not required until land is patented to the State of Alaska.

We will also pay JEX a production royalty of 3% should we derive revenues from any of the existing Properties.

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

13. Income Taxes

	Year Ended June 30,		Period from Inception (October 15, 2009) to June 30, 2011
	2011	2010
Provision (benefit) at statutory tax rate	$(998,957)	$(385,923)	$(1,384,880)
Permanent differences	48,826	11,296	60,122
Valuation allowance	950,131	374,627	1,324,758

Income tax provision	$—	$—	$—

The benefit for income taxes for the periods indicated below are comprised of the following:

	Year Ended June 30,		Period from Inception (October 15, 2009) to June 30, 2011
	2011	2010
Current:
Federal	$—	$—	$—

Deferred:
Federal	$—	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2011	2010
Deferred tax asset:
Net operating losses	$56,754	$—
Capitalized exploration expenses	1,268,004	374,627
Valuation allowance	(1,324,758)	(374,627)

Net deferred tax asset	$—	$—

CONTANGO ORE, INC.

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended June 30, 2011 and 2010:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
Fiscal Year 2011:
Net loss	$862,128	$296,237	$140,394	$1,555,405

Basic and diluted loss per share	$0.55	$0.19	$0.09	$0.99

Fiscal Year 2010:
Net loss	n/a	$267,435	$306,134	$529,067

Basic and diluted loss per share	n/a	$0.17	$0.20	$0.34