Form 10-Q
period 2011-09-30
Contango ORE, Inc.
filed 2011-11-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 11, 2011 was 1,566,467.

CONTANGO ORE, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of September 30, 2011 and June 30, 2011 (unaudited)	3
Statements of Operations for the three months ended September 30, 2011 and 2010 and from October 15, 2009 (Inception) to September 30, 2011 (unaudited)	4
Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and from October 15, 2009 (Inception) to September 30, 2011 (unaudited)	5
Statement of Shareholders’ Equity for the three months ended September 30, 2011 (unaudited)	6
Notes to the Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 5. Other Information	28
Item 6. Exhibits	29

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

Item 1 – Financial Statements

CONTANGO ORE, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash	$1,101,670	$2,395,100
Prepaid expenses	149,603	78,158

Total current assets	1,251,273	2,473,258

PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—

Total property, plant and equipment, net	1,008,886	1,008,886

OTHER ASSETS:
Other	225,000	75,000

Total other assets	225,000	75,000

TOTAL ASSETS	$2,485,159	$3,557,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,081,272	$488,356
Accrued liabilities	41,895	156,408

Total current liabilities	1,123,167	644,764

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized, 1,566,467 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	15,665	15,665
Additional paid-in capital	6,953,297	6,853,515
Accumulated deficit during exploration stage	(5,606,970)	(3,956,800)

SHAREHOLDERS’ EQUITY	1,361,992	2,912,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,485,159	$3,557,144

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Period from Inception (October 15, 2009) to September 30, 2011
	2011	2010
EXPENSES:
Delay rentals and minimum royalties	$84,138	$38,524	$558,268
Exploration expenses	1,415,060	729,904	4,563,910
Other operating expenses	—	53,450	117,652
Stock-based compensation expense	77,522	—	141,203
General and administrative expenses	73,450	40,250	225,937

Total expenses	1,650,170	862,128	5,606,970

NET LOSS	$1,650,170	$862,128	$5,606,970

LOSS PER SHARE
Basic	$(1.05)	$(0.55)	$(3.58)
Diluted	$(1.05)	$(0.55)	$(3.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,566,467	1,566,467	1,566,467
Diluted	1,566,467	1,566,467	1,566,467

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Period from Inception (October 15, 2009) to September 30, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,650,170)	$(862,128)	$(5,606,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	99,782	—	163,463
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(71,445)	163,090	(149,603)
Increase (decrease) in accounts payable and other accrued liabilities	478,403	(448,345)	1,123,167

Net cash used for operating activities	(1,143,430)	(1,147,383)	(4,469,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	(150,000)	—	(225,000)
Acquisition of properties	—	—	(1,008,886)

Net cash used in investing activities	(150,000)	—	(1,233,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	1,147,483	6,805,499

Net cash provided by financing activities	—	1,147,483	6,805,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,293,430)	100	1,101,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,395,100	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,101,670	$100	$1,101,670

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in	Accumulated Deficit Exploration	Total Shareholder’s
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2011	1,566,467	$15,665	$6,853,515	$(3,956,800)	$2,912,380
Stock-based compensation	—	—	99,782	—	99,782
Net loss for the period	—	—	—	(1,650,170)	(1,650,170)

Balance at September 30, 2011	1,566,467	$15,665	$6,953,297	$(5,606,970)	$1,361,992

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Business and Basis of Presentation

Organization and Business. Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based, exploration stage company. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for (i) gold and associated minerals and (ii) rare earth elements in the State of Alaska.

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

As of September 30, 2011, the Company held a 100% leasehold interest in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and held 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also held interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for reducing the production royalty by 0.50%. These payments lowered the production royalty to 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000 in cash, or (ii) 0.50% by payments to CORE of $300,000 in cash, or (iii) 0.75% by payment to CORE of $450,000. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty to Juneau Exploration LLC (“JEX”).

Basis of Presentation. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial statements for the periods from October 15, 2009 to November 29, 2010 represent financial statements of Contango Mining. The Company used a carryover historical cost basis for all assets and liabilities contributed from Contango Mining on November 29, 2010.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Management Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents. Cash equivalents are considered to be highly liquid securities having an original maturity of 90 days or less at the date of acquisition.

Revenue Recognition. CORE has yet to realize any revenues. Expenses are presented on the accrual basis of accounting.

Capitalized Costs. The amount capitalized includes costs paid to acquire mineral property interests as well as the costs paid for Federal and State of Alaska unpatented mining claims. Exploration costs are expensed as incurred. Development costs are expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Properties determined to be impaired are written-down to their estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and any related property, plant and equipment may not be recoverable.

Common Stock. The Company’s certificate of incorporation authorizes us to issue 30,000,000 shares of common stock, $0.01, par value. As of September 30, 2011, approximately 1.6 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.

Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award service period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when,

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2011 and June 30, 2011 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2011 or June 30, 2011.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

3. Costs Incurred

Costs to acquire and explore the Properties were as follows:

			Period from
	Three Months Ended		Inception
	September 30,		(October 15, 2009)
	2011	2010	to September 30, 2011
Acquisition of mineral interests	$—	$—	$1,008,886
Exploration costs and delay rentals	1,499,198	768,428	5,122,178

Total costs incurred	$1,499,198	$768,428	$6,131,064

4. Prepaid Expenses

The Company’s prepaid expenses of $149,603 and $78,158 as of September 30, 2011 and June 30, 2011, respectively, relate to delay rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation, an Alaska-domiciled domestic corporation.

5. Other Assets

If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for reducing the production royalty by 0.50%. These payments lowered the production royalty to 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000 in cash, or (ii) 0.50% by payments to CORE of $300,000 in cash, or (iii) 0.75% by payment to CORE of $450,000. The Company has classified these payments as “Other Assets” in the financial statements of the Company.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Three Months Ended September 30, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,650,170)	1,566,467	$(1.05)

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—

Diluted Loss per Share:
Net loss attributable to common stock	$(1,650,170)	1,566,467	$(1.05)

	Three Months Ended September 30, 2010
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(862,128)	1,566,467	$(0.55)

Diluted Loss per Share:
Net loss attributable to common stock	$(862,128)	1,566,467	$(0.55)

	Period from Inception (October 15, 2009) to September 30, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(5,606,970)	1,566,467	$(3.58)

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—

Diluted Loss per Share:
Net loss attributable to common stock	$(5,606,970)	1,566,467	$(3.58)

Options to purchase 50,000 shares of common stock were outstanding as of September 30, 2011, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2011. These options were excluded because application of the treasury method to in-the-money options made them anti-dilutive.

7. Stock-Based Compensation

In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over three years, beginning November 2011, the one-year anniversary of the date the shares were granted. Compensation expense related to the restricted stock awards will be recognized over the vesting period.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In September 2011, the Company granted 40,000 stock options to its officers and directors and an additional 10,000 stock options to its technical consultant, with an aggregate weighted-average grant-date fair value of $3.38 per share, and a weighted-average exercise price of $13.13 per share. The stock options vest over three years beginning in September 2011, the date the stock options were granted, and expire after five years. Compensation expense related to the stock option awards will be recognized over the vesting period, and is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 0.42 percent; (ii) expected life of 3.0 years; (iii) expected volatility of 40 percent and (iv) expected dividend yield of zero percent. The aggregate intrinsic value of the 50,000 stock options outstanding at September 30, 2011 was $81,000, and the stock options had a weighted-average remaining life of 5.0 years.

For the three months ended September 30, 2011, the Company recognized stock-based compensation expense of $77,522 related to the restricted stock and stock option awards to its directors and employees, and an additional $22,260 in exploration expenses related to restricted stock and stock option awards to its technical consultant.

8. Shareholders’ Equity

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

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2011, we had 1,566,467 shares of common stock outstanding. No shares of preferred stock have been issued.

9. Related Parties

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

10. Commitments and Contingencies

Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs. However, exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. As of September 30, 2011, the total amount spent on the Tetlin Lease was approximately $3.6 million. Additionally, should we derive revenues from the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2011, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000 in cash, or (ii) 0.50% by payments to CORE of $300,000 in cash, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the minimum royalty increases to $75,000 per year, and in subsequent years the minimum royalty is escalated by an inflation adjustment.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Gold Properties. The Company’s LAD/Triple Z and TOK/Tetlin projects are both located on State of Alaska lands. The delay rentals on these two projects total $12,140 per year, and are due and payable in full by November 30 of each year.

REE Properties. The Company’s Stone Rock and Salmon Bay projects are both located on Federal land. The delay rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. The Company’s Swift River, Wolf, and Alatna projects are all located on State of Alaska lands. The delay rentals on these three projects total $61,880 per year, and are due and payable in full by November 30 of each year. Additionally, these three claims also have an annual labor payment totaling $176,800 payable by November 30 of each year, unless the Company meets certain spending requirements for exploration work. The Company’s Spooky project is located on State of Alaska lands, but an annual delay rental is not currently required.

We will also pay JEX a production royalty of 3% should we derive revenues from any of the existing Properties.

11. Subsequent Events

In October 2011, the Company prepaid the $75,000 advance minimum royalty that is due on July 15, 2012.

On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”). The Company and Contango share common executive officers. Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due on December 31, 2012, and may be prepaid at any time with no prepayment penalty. The CORE Note contains covenants limiting our ability to enter into additional indebtedness and permitting liens on any of our assets or properties. As of November 11, 2011, no funds had been borrowed under the CORE Note.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2011, previously filed with the SEC.

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures

•	Operational constraints and delays

•	The risks associated with exploring in the mining industry

•	The timing and successful discovery of natural resources

•	Availability of capital and the ability to repay indebtedness when due

•	Low and/or declining prices for gold and rare earth elements

•	Price volatility for natural resources

•	Availability of operating equipment

•	Operating hazards attendant to the mining industry

•	Weather

•	The ability to find and retain skilled personnel

•	Restrictions on mining activities

•	Legislation that may regulate mining activities

•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards

•	Uncertainties of any estimates and projections relating to any future production, costs and expenses.

•	Government subsidies to our competitors

•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any)

•	Interest rate volatility

•	Federal and state regulatory developments and approvals

•	Availability and cost of material and equipment

•	Actions or inactions of third-parties

•	Potential mechanical failure or under-performance of facilities and equipment

•	Environmental risks

•	Strength and financial resources of competitors

•	Worldwide economic conditions

•	Expanded rigorous monitoring and testing requirements

•	Ability to obtain insurance coverage on commercially reasonable terms

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

Overview

We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. We have leased or have control over Federal and State of Alaska properties totaling approximately 766,280 acres for the exploration of gold and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold and associated minerals and rare earth elements through leases or obtaining additional mining claims.

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

The Company now holds leasehold interests in 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and holds 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%.

In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for reducing the production royalty by 0.50%. These payments lowered the production royalty to 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000 in cash, or (ii) 0.50% by payments to CORE of $300,000 in cash, or (iii) 0.75% by payment to CORE of $450,000. In addition, if any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty on such Properties to Juneau Exploration LLC (“JEX”).

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

Using our limited capital availability to increase our reward/risk potential on selective prospects. We will concentrate our risk investment capital in our prospects in Alaska. We have leased approximately 647,000 acres and control another 18,560 acres consisting of 167 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold and associated minerals. We also own 3,440 acres consisting of 172 unpatented Federal mining claims and 97,280 acres consisting of 608 unpatented State of Alaska mining claims for the exploration of rare earth elements.

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

Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors, executive officers and our technical consultant beneficially own approximately 16% of our common stock, which includes the beneficial ownership of 50,000 options granted in September 2011. The options will vest over two years, beginning in September 2011, the date of the grant. In addition, the Company’s directors, executive officers and the owner of Avalon own an aggregate of 93,906 shares of restricted stock. The restricted stock will vest over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. Upon full vesting of the restricted stock and options, the Company’s directors, executive officers and the owner of Avalon will own approximately 22% of the Company.

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

Additional Capital Required

While the results of our 2011 summer field work program have not been fully completed, if additional mineral exploration activities in 2012 are warranted, the Company will be required to raise additional capital to conduct further additional exploration activities.

Dissolution of the Company

It is possible that our 2011 summer field work program will not identify any commercially exploitable minerals. Should this occur, or if we determine that recovery of any minerals may not be economically profitable, we may be required to cease operations, dissolve and wind up the business of the Company.

Properties

Our Properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work and at least another two years is likely required in the exploration of our Properties before any determination as to the economic feasibility of a mining venture can be made. Due to the harsh weather in Alaska, our work months are restricted to May through October.

The following table summarizes our property holdings as of November 11, 2011:

Jurisdiction	Project Name	No. of Claims	Acreage
Gold
Tetlin Indian Tribe	Tetlin	n/a	647,000

State of Alaska	TOK / Tetlin	122	11,360
	LAD /Triple Z	45	7,200

		167	665,560
Rare Earth Elements
Federal	Salmon Bay	123	2,460
	Stone Rock	49	980

State of Alaska	Alatna	127	20,320
	Spooky	166	26,560
	Wolf	202	32,320
	Swift	113	18,080

		780	100,720

Grand Total		947	766,280

Gold Exploration

Our 2011 exploration program began in early summer by flying 3,600 line-kilometers of airborne magnetics and resistivity over our Gold Properties. This process involves flying north-south flight lines at spacings of 100 and 200 meters to measure the magnetic and electromagnetic response of bedrock at various depths. These data provided additional structural, lithologic and alteration information to improve drill hole targeting.

Based on the results of this airborne operation, we collected 1,218 auger soil samples on 100 meter centers on five prospects within the Tetlin Lease (Chief Danny, Saddle, MM, Chisana and Copper Mountain). Of this total, 610 soil samples showed measurable amounts of gold with 2 samples showing gold concentrations greater than 500 parts per billion (“ppb”) with a high of 994 ppb. These soil samples also contained several areas with anomalous copper, arsenic, lead and other trace metals that helped clarify previously completed soil sampling.

Using the combined airborne geophysical data, ground geophysics, geologic mapping and geochemical sampling, we have drilled 8,057 feet in 11 core holes at the Chief Danny prospect. These core holes were targeted as geochemical anomalies, geophysical anomalies and combined geochemic/geophysical anomalies. All of the core holes have been logged, split and sent to assay. As of November 11, 2011, we have received geochemical analysis on eight of the core holes and expect to have the analysis on the remaining three prior to the end of December 31, 2011. The final results of our 2011 exploration program will form the basis for our 2012 program, if we determine additional field work is warranted and can be funded.

Rare Earth Elements

We began exploratory work for rare earth elements over the 3,440 Federal acres we control in Alaska in the summer of 2011. Our exploration activities included geological prospecting and geochemical sampling, in order to determine the extent and nature of rare earth element mineralization on the REE Properties. Final results are pending on the 2011 work, however geochemical data indicates that rare earth element concentrations greater than 1,000 ppm exist on the Salmon Bay and Stone Rock projects. We will explore on the 97,280 State of Alaska acres in 2012, subject to available funding. We believe that there has been limited exploration targeted specifically at REEs in Alaska historically, with the exception of Bokan Mountain, located on the Prince of Wales Island in Southeast Alaska.

Consulting Services provided by Avalon Development Corporation

The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Properties. Pursuant to the PSA, Avalon will continue to provide certain geological consulting services and exploration activities. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010 and stock options to purchase 10,000 shares of common stock of the Company in September 2011. The restricted shares vest over three years beginning in November 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning in September 2011, the date the options were granted.

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

Marketing and Pricing

Should our exploratory drilling activities prove to be successful, the Company expects to mine ore and derive its revenue principally from the sale of gold and associated minerals or rare earth elements. We may also enter into joint ventures or sell some or all of our Properties to qualified mining companies. We do not currently have a market for any minerals that may be derived from our Properties. As a result, the Company’s revenues are expected to be determined by the success of our exploration and any subsequent mining activities and by prevailing prices for gold and rare earth elements. Market prices are dictated by supply and demand, and the Company cannot predict or control the price it will receive for gold ore and rare earth elements.

Adverse Weather Conditions

Weather conditions will affect the Company’s ability to conduct exploration activities and mine any ore from its Properties in Alaska. While exploratory drilling and related activities may only be conducted from May to October on certain of our Properties, the Company believes development work and any subsequent mining may be conducted year-round.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease provides for an initial term of ten (10) years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. As of September 30, 2011, the Company had invested approximately $3.6 million on the Tetlin Lease. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the Tetlin Lease. As of September 30, 2011, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000 in cash, or (ii) 0.50% by payments to CORE of $300,000 in cash, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $50,000 per year, which increases to $75,000 per year beginning on July 15, 2012. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties. The Company also pays delay rentals of $98,100 per year on Federal and State of Alaska acreage, as well as minimum labor payments of $176,800 per year on certain State of Alaska acreage.

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

Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, we measure and recognize compensation expense for all stock-based payments at fair value at the date of grant and amortize the amount over the employee’s service period. Management is required to make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Delay Rentals and Minimum Royalties. Delay rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized delay rental and minimum royalties expense of $84,138 for the three months ended September 30, 2011, compared to $38,524 for the three months ended September 30, 2010. The higher level of rentals is due to the additional lands acquired, slightly offset by the fact that once the initial rental is paid on State of Alaska lands, yearly rentals are reduced by 50% the following year.

Exploration Expenses. We reported approximately $1.4 million of exploration expense for the three months ended September 30, 2011, compared to $0.7 million for the three months ended September 30, 2010. This increase is primarily attributable to our summer 2011 work program. Components of exploration expense include drilling, permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses. The increase is also attributable to stock-based compensation expenses of $22,260 related to issuing restricted stock in November 2010 and stock options in September 2011 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan.

Stock-based Compensation Expenses. We recognized $77,522 of stock-based compensation expense for the three months ended September 30, 2011, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, both pursuant to the Company’s 2010 Equity Compensation Plan. No stock-based compensation expense was recognized for the three months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 and 2010 were $73,450 and $40,250, respectively. This increase is primarily attributable to increased legal costs as a result of issuing the stock options and increased accounting fees as a result of our year-end audit.

Liquidity and Capital Resources

The Company is in the initial stage of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding is the $3.5 million in cash contributed by Contango and as of September 30, 2011, we had approximately $1.1 million of cash and cash equivalents. Within the next twelve months, the Company will require additional funding from other funding sources to continue its exploration program in 2012, including possible equity offerings which could cause substantial dilution of our common stock, possible borrowings from financial institutions and possible offerings of debt securities. Any such debt financing would, however, increase our leverage and add to our need for cash to service such debt. Our ability to raise additional capital will depend on the results of our 2011 summer field exploration program and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

Revolving Line of Credit Promissory Note. On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango Oil & Gas Company (the “CORE Note”). Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due on December 31, 2012, and may be prepaid at any time with no prepayment penalty. The CORE Note contains covenants limiting our ability to enter into additional indebtedness and permitting liens on any of our assets or properties. As of November 11, 2011, no funds had been borrowed under the CORE Note.

Capital Budget. For the remainder of calendar year 2011, we expect to pay approximately $0.8 million related to this summer’s exploration program. Our 2012 exploration program, which runs from April – October 2012, is largely dependent on the results of our 2011 exploration work, which we expect to know by the end of December 2011. If additional exploration is warranted, we will be required to raise additional capital to conduct any further exploration. We will also incur general and administrative expenses, which may include legal fees, audit fees, consultant fees, insurance, and other operating expenses.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2011, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

The probability that an individual prospect will contain commercial grade reserves is extremely remote.

The probability of finding economic mineral reserves on any of our Properties is extremely small. It is common to spend millions of dollars on an exploration prospect and complete many phases of exploration and still not obtain mineral reserves that can be economically exploited. Therefore, the possibility that our Properties will contain commercial mineral reserves and that the Company will recover funds spent on exploration is extremely remote.

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

Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund any exploration activities in 2012 and will soon be required to raise additional capital. Our ability to raise capital will depend on many factors, including the success, if any, of our 2011 exploration program and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our Properties in an untimely fashion or on less than favorable terms.

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

Our Properties are located in the remote regions of Alaska and exploration activities may be limited by weather and limited access and existing infrastructure.

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

Because we have only three part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, we depend upon our consultant, Avalon, for the success of our exploration projects and expect to remain so for the foreseeable future. Our ability to continue conducting exploration activities is in large part dependent upon the efforts of our consultant. As a result, we have limited control over the exploratory operations on the Properties. In addition, highly qualified explorationists and engineers are difficult to attract and retain. We are dependent upon Avalon for assistance in acquiring acreage for our exploration projects in Alaska, planning work programs, conducting field work and interpreting assay results, and expect to remain dependent for the foreseeable future. As a result, the loss of the services of our consultant could have a material adverse effect on us and could prevent us from pursuing our business plan.

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

Our future success will largely depend on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

•	Ground or slope failures;

•	Pressure or irregularities in formations affecting ore or wall rock characteristics;

•	Equipment failures or accidents;

•	Adverse weather conditions;

•	Compliance with governmental requirements and laws, present and future;

•	Shortages or delays in the availability and delivery of equipment; and

•	Lack of adequate infrastructure, including access to roads, electricity and available housing.

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

Our common stock is thinly traded.

There are approximately 1.6 million shares of our common stock outstanding with directors, officers and our technical consultant owning approximately 16% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

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

Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of November 11, 2011, we had 1,566,467 shares of common stock outstanding, all of which are fully paid and non-assessable.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango ORE, Inc. (1)
3.2	Bylaws of Contango ORE, Inc. (1)
4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (1)
10.1	Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)
10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)
10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)
10.4	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)
10.5	Form of 2010 Equity Compensation Plan. (1)
10.6	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)
10.7	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)
10.8	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)
10.9	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. †
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1	Schedule of Gold Properties (Excluding Tetlin Lease). (2)
99.2	Schedule of REE Properties. (2)
101	Interactive Data Files†

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 14, 2011	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2011	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller (Principal Accounting Officer)