Form 10-Q
period 2011-12-31
Contango ORE, Inc.
filed 2012-02-06
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

The total number of shares of common stock, par value $0.01 per share, outstanding as of January 31, 2012 was 1,597,769.

CONTANGO ORE, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of December 31, 2011 and June 30, 2011 (unaudited)	3
	Statements of Operations for the three and six months ended December 31, 2011 and 2010 and from Inception (October 15, 2009) to December 31, 2011 (unaudited)	4
	Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and from Inception (October 15, 2009) to December 31, 2011 (unaudited)	5
	Statement of Shareholders’ Equity for the six months ended December 31, 2011 (unaudited)	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5.	Other Information	34
Item 6.	Exhibits	34

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

Item 1	– Financial Statements

CONTANGO ORE, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash	$128,645	$2,395,100
Prepaid expenses	105,679	78,158

Total current assets	234,324	2,473,258
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—

Total property, plant and equipment, net	1,008,886	1,008,886
OTHER ASSETS:
Other	225,000	75,000

Total other assets	225,000	75,000
TOTAL ASSETS	$1,468,210	$3,557,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,540	$488,356
Accrued liabilities	75,682	156,408
Note payable	400,000	—

Total current liabilities	548,222	644,764
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized, 1,597,769 and 1,566,467 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	15,978	15,665
Additional paid-in capital	7,003,460	6,853,515
Accumulated deficit during exploration stage	(6,099,450)	(3,956,800)

SHAREHOLDERS’ EQUITY	919,988	2,912,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,468,210	$3,557,144

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2011	2010	2011	2010	to December 31 , 2011
EXPENSES:
Delay rentals and minimum royalties	$87,302	$34,138	$171,440	$72,662	$645,570
Exploration expenses	284,077	198,591	1,699,137	928,495	4,847,987
Other operating expenses	10,703	28,905	10,703	82,355	128,355
Stock-based compensation expense	38,454	9,097	115,976	9,097	179,657
General and administrative expenses	71,944	25,506	145,394	65,756	297,881

Total expenses	492,480	296,237	2,142,650	1,158,365	6,099,450

NET LOSS	$492,480	$296,237	$2,142,650	$1,158,365	$6,099,450

LOSS PER SHARE
Basic	$(0.31)	$(0.19)	$(1.36)	$(0.74)	$(3.89)
Diluted	$(0.31)	$(0.19)	$(1.36)	$(0.74)	$(3.89)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	1,577,423	1,566,467	1,571,788	1,566,467	1,567,684
Diluted	1,577,423	1,566,467	1,571,788	1,566,467	1,567,684

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2011	2010	to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,142,650)	$(1,158,365)	$(6,099,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	150,258	12,130	213,939
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(27,521)	139,491	(105,679)
Increase (decrease) in accounts payable and other accrued liabilities	(496,542)	(443,830)	148,222

Net cash used for operating activities	$(2,516,455)	$(1,450,574)	$(5,842,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	(150,000)	—	(225,000)
Acquisition of properties	—	—	(1,008,886)

Net cash used in investing activities	$(150,000)	$—	$(1,233,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	4,950,638	6,805,499
Short-term borrowings	400,000		400,000

Net cash provided by financing activities	$400,000	$4,950,638	$7,205,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,266,455)	3,500,064	128,645
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,395,100	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,645	$3,500,064	$128,645

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2011	1,566,467	$15,665	$6,853,515	$(3,956,800)	$2,912,380
Stock-based compensation	—	—	99,782	—	99,782
Net loss for the period	—	—	—	(1,650,170)	(1,650,170)

Balance at September 30, 2011	1,566,467	$15,665	$6,953,297	$(5,606,970)	$1,361,992

Shares of restricted stock vested	31,302	313	(313)	—	—
Stock-based compensation	—	—	50,476	—	50,476
Net loss for the period	—	—	—	(492,480)	(492,480)

Balance at December 31, 2011	1,597,769	$15,978	$7,003,460	$(6,099,450)	$919,988

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

The Company owns a 100% leasehold interest in 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”). The Tetlin Lease has a 10 year term beginning July 2008 with an option to renew for an additional 10 years. If the Tetlin Lease is placed into commercial production, the lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.

Additionally, the Company holds 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty to Juneau Exploration LLC (“JEX”).

Basis of Presentation. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

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

Common Stock. The Company’s certificate of incorporation authorizes us to issue 30,000,000 shares of common stock, par value $0.01. As of December 31, 2011, approximately 1.6 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.

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

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications were not material and had no effect on total expenses or net loss.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2011 and June 30, 2011 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2011 or June 30, 2011.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

3. Costs Incurred

Costs to acquire and explore the Properties were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2011	2010	2011	2010	to December 31, 2011
Acquisition of mineral interests	$—	$—	$—	$—	$1,008,886
Exploration costs and delay rentals	371,379	232,729	1,870,577	1,001,157	5,493,557

Total costs incurred	$371,379	$232,729	$1,870,577	$1,001,157	$6,502,443

4. Prepaid Expenses

The Company’s prepaid expenses of $105,679 and $78,158 as of December 31, 2011 and June 30, 2011, respectively, relate to delay rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation, an Alaska-domiciled domestic corporation. In October 2011, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2012, as further explained in Note 11 – Commitments and Contingencies.

5. Other Assets

If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty payable to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. The Company has classified these payments as “Other Assets” in the financial statements of the Company.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Loss	Weighted Average Shares	Per Share	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$492,480	1,577,423	$0.31	$296,237	1,566,467	$0.19

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—		—	—

Diluted Loss per Share:
Net loss attributable to common stock	$492,480	1,577,423	$0.31	$296,237	1,566,467	$0.19

	Six Months Ended December 31, 2011			Six Months Ended December 31, 2010
	Loss	Weighted Average Shares	Per Share	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$2,142,650	1,571,788	$1.36	$1,158,365	1,566,467	$0.74

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—		—	—

Diluted Loss per Share:
Net loss attributable to common stock	$2,142,650	1,571,788	$1.36	$1,158,365	1,566,467	$0.74

	Period from Inception (October 15, 2009) to December 31, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$6,099,450	1,567,684	$3.89

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—

Diluted Loss per Share:
Net loss attributable to common stock	$6,099,450	1,567,684	$3.89

Options to purchase 50,000 shares of common stock were outstanding as of December 31, 2011, but were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2011, due to their being anti-dilutive as a result of the Company’s net loss for all periods.

7. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. The maximum aggregate number of shares of common stock of the Company with respect to which grants may be made to any individual is 100,000 shares during any calendar year. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of December 31, 2011, there were 62,604 restricted shares outstanding and 50,000 options outstanding issued under the 2010 Plan.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation included in:
Exploration expenses (1)	$12,022	$3,033	$34,282	$3,033
Stock-based compensation expense (2)	38,454	9,097	115,976	9,097

Total stock-based compensation expense	$50,476	$12,130	$150,258	$12,130

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant.
(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.

The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock

In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant, the owner of Avalon Development Corporation, an Alaska corporation (“Avalon”). All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. A summary of the Company’s restricted stock as of December 31, 2011 and the changes during the six months then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at July 1, 2011	93,906	$4.65
Granted	—	$—
Vested	(31,302)	$4.65
Forfeited	—	$—

Nonvested balance at December 31, 2011	62,604	$4.65

As of December 31, 2011, the total compensation cost related to nonvested awards not yet recognized was $278,979. The remaining costs are expected to be recognized over the next two years.

Stock Options

In September 2011, the Company granted an aggregate of 50,000 options to its officers, directors and the owner of Avalon at a weighted-average exercise price of $13.13 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in September 2012; and one-third in September 2013. The option awards were granted for services performed during the fiscal year ended June 30, 2011. Under the 2010 Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years, but in no event may they exceed ten years. All options may only be exercised while a participant is employed by the Company or providing services as a consultant or non-employee director. As of December 31, 2011, the stock options had a weighted-average remaining life of 4.7 years.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 2 – “Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.

A summary of the status of stock options granted under the 2010 Plan as of December 31, 2011 and changes during the six months then ended, is presented in the table below:

	Six Months Ended December 31, 2011
	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—
Granted	50,000	$13.13
Exercised	—	$—
Forfeited	—	$—

Outstanding, end of period	50,000	$13.13

Aggregate intrinsic value	$26,250

Exercisable, end of period	16,667	$13.13

Aggregate intrinsic value	$8,750

Available for grant, end of period	856,094

Weighted average fair value of options granted during the period (1)	$3.38

(1)	The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended December 31, 2011: (i) risk-free interest rate of 0.42 percent; (ii) expected life of three years; (iii) expected volatility of 40 percent; and (iv) expected dividend yield of zero percent.

8. Shareholders’ Equity

On November 29, 2010, the Company issued approximately 1.6 million shares of common stock to Contango for distribution to Contango’s stockholders of record as of October 15, 2010 on the basis of one share of common stock for each ten (10) shares of Contango’s common stock then outstanding in exchange for the contribution by Contango of all of the assets and liabilities of Contango Mining, together with $3.5 million in cash to the Company pursuant to the terms of a Contribution Agreement between Contango and the Company (the “Contribution Agreement”). The Company’s equity structure for the periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company as of November 29, 2010.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2011, we had 1,597,769 shares of common stock outstanding. No shares of preferred stock have been issued.

9. Line of Credit

On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”). The Company and Contango share common executive officers. Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due on December 31, 2012, and may be prepaid at any time with no prepayment penalty. The Company plans to repay the CORE Note from the proceeds of an equity or debt offering during the next four months.

The CORE Note contains covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. As of December 31, 2011, the Company had borrowed $400,000 under the CORE Note, and accrued but unpaid interest totaled $2,861. On January 12, 2012 the Company borrowed an additional $100,000 under the CORE Note, bringing the principal plus accrued but unpaid interest balance to $506,861 as of January 31, 2012.

10. Related Parties

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

11. Commitments and Contingencies

Tetlin Lease. The Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. As of December 31, 2011, the total amount spent on exploration expenditures on the Tetlin Lease was approximately $4.7 million. Additionally, should we derive revenues from the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2011, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increases from $50,000 to $75,000 per year, and in subsequent years the advance minimum royalty is escalated by an inflation adjustment.

Gold Properties. The Company’s Triple Z and TOK/Tetlin claims are both located on State of Alaska lands. The delay rentals on these two projects total $12,140 per year, and are due and payable in full by November 30 of each year.

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

Overview

We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. We have leased or have control over Federal and State of Alaska properties totaling approximately 794,280 acres for the exploration of gold and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold and associated minerals and rare earth elements through leases or obtaining additional mining claims.

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

The Company had no operating history prior to the contribution of Contango Mining’s assets and liabilities. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since its inception. The equity structure was retroactively adjusted to reflect the capital structure of the Company. References that describe the operations of the Company include the operations of Contango Mining for the periods prior to November 29, 2010.

The Company owns a 100% leasehold interest in 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”). The Tetlin Lease has a 10 year term beginning July 2008 with an option to renew for an additional 10 years. If the Tetlin Lease is placed into commercial production, the lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by

0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.

Additionally, the Company holds 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty to Juneau Exploration LLC (“JEX”).

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

Using our limited capital availability to increase our reward / lower our risk potential on selective prospects. We will concentrate our risk investment capital in our prospects in Alaska. We have leased approximately 675,000 acres and control another 18,560 acres consisting of 167 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold and associated minerals. We also own 3,440 acres consisting of 172 unpatented Federal mining claims and 97,280 acres consisting of 608 unpatented State of Alaska mining claims for the exploration of rare earth elements.

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

Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors, executive officers and our technical consultant beneficially own approximately 17% of our common stock.

In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant. These options vest over two years, beginning in September 2011, the date of the grant. The Company’s directors, executive officers and our technical consultant own an additional aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. Upon full vesting of the restricted stock and options, the Company’s directors, executive officers and our technical consultant will own approximately 22% of the Company.

Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX has been responsible in securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon Development Corporation (“Avalon”) to conduct mineral exploration activities on the Tetlin Lease. JEX will continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. We do not have a written agreement with JEX which contractually obligates them to provide us with their services. We anticipate providing JEX with an additional overriding royalty interest in property where JEX assists in the acquisition of such property.

Properties

Our Properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths mining industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work and at least another two years is likely required in the exploration of our Properties before any determination as to the economic feasibility of a mining venture can be made. Due to the harsh weather in Alaska, our work months are restricted to May through October. The following table summarizes our property holdings as of January 31, 2012:

	Jurisdiction	Project Name	No. of Claims	Acreage
Gold
	Tetlin Village Council	Tetlin Lease	n/a	675,000
	State of Alaska	TOK /Tetlin	122	11,360
		Triple Z	45	7,200

			167	693,560
Rare Earth Elements
	Federal	Salmon Bay	123	2,460
		Stone Rock	49	980
	State of Alaska	Alatna	127	20,320
		Spooky	166	26,560
		Wolf	202	32,320
		Swift	113	18,080

			780	100,720
Grand Total			947	794,280

Gold Exploration

To date, our gold exploration has been limited to the Tetlin Lease, with only a limited amount of work performed on our TOK and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.

The three-year exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and five other gold and copper leads (Copper Hill, Taixtsalda, MM, Chisana and W), as well as an exploration lead at Triple Z which is located 10 miles north of our Tetlin Lease. None of the newly discovered exploration targets are known to host quantifiable mineral resources, none have had metallurgical or mineral processing studies conducted on them and none are near or adjacent to other significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and other than the core drilling completed by the Company in 2011, there has been no exploration drilling conducted on any exploration target within the Tetlin Lease. An unknown but small amount of drilling was conducted on the Triple Z lead in the early 1970’s but the details related to this work are not available to the Company.

Chief Danny Prospect. The Chief Danny prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of two distinct mineralized areas, the Chief Danny South zone and the Saddle zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned hydrothermal system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle zone. Mineralization remains open to expansion, particularly to the west and south. From 2009 through 2011, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Chief Danny	—	569	33	—	—		2,330
2010	Chief Danny	—	251	610	1	—	14,150	—
2011	Chief Danny	1,415	20	668	—	—	3,842,000	—

	Total	1,415	840	1,311	1	—	3,856,150	2,330

The 1,415 core samples were taken over 8,057 feet of drilling in 11 core holes. The geophysics in 2010 was ground IP (induced polarization), while the geophysics in 2011 was airborne magnetics and resistivity surveys. All field operations were contracted through Avalon. Core drilling and trenching at the Chief Danny prospect returned intervals of gold and copper mineralization as follows, in grams per ton (“gpt”) for gold and silver and percent for copper:

Hole No.	Depth	Footage	Grams of Gold.	Grams of Silver	Percent Copper
2	328 feet	4 feet	4.94 gpt	143.0 gpt	0.56%
4	735 feet	10 feet	0.94 gpt	1.10 gpt	0.03%
5	1,416 feet	12 feet	3.10 gpt	300.2 gpt	0.26%
7	976 feet	21 feet	7.40 gpt	4.90 gpt	0.15%
10	139 feet	32 feet	1.18 gpt	3.1 gpt	0.04%
Trench	n/a	70 feet	0.69 gpt	8.60 gpt	0.38%

For 2012, we have budgeted to drill an additional 20,000 feet in 15 to 30 core holes in the Chief Danny South area that could bring the area to the resource stage by the end of the year. Additionally, we will conduct baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny prospect. We have budgeted approximately $3.6 million for this work which includes drilling, geochemical analyses, landholding fees and other related expenses.

Exploration Leads. For 2012, we have budgeted to invest approximately $2.75 million on our Copper Hill, Taixtsalda, MM, W, Chisana and Triple Z leads to better define potential drilling targets, which includes $350,000 in project management fees and rental payments. All of these exploration targets were generated using a combination of geological, geochemical and geophysical data generated in 2009 through 2011.

Copper Hill—During 2010 and 2011, rock and soil sampling at the Copper Hill lead revealed that copper and gold were most anomalous south of the thrust fault. Streams draining the highland area generated up to 23 grams per ton of visible gold in pan concentrate samples. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Copper Hill	—	—	—	—	—	—	—
2010	Copper Hill	—	105	—	28	41	—	—
2011	Copper Hill	—	16	290	5	1	—	—

	Total	—	121	290	33	42	—	—

For 2012, we have budgeted to drill 2,000 feet in three to five core holes at our Copper Hill lead, at an estimated cost of $400,000.

Taixtsalda – The initial work at the Taixtsalda lead was prompted by magnetic highs on 1970’s airborne data that is suggestive of a porphyry copper signature. The airborne magnetics and resistivity collected in 2011 revealed coincident strong magnetic and resistivity highs. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Taixtsalda	—	—	—	—	—	—	—
2010	Taixtsalda	—	4	—	—	—	—	—
2011	Taixtsalda	—	—	—	—	—	—	—

	Total	—	4	—	—	—	—	—

For 2012, we have budgeted to perform top of bedrock soil auger sampling to better define drilling targets, and to drill 2,000 feet in three to five core holes at our Taixtsalda lead, at an estimated cost of $575,000.

MM – In 2009, gold in pan concentrates exceeded 1 gpt at the MM lead. Multiple drainages with over 0.1 gpt gold hits were discovered during our follow-up program in 2010. Our 2011 airborne magnetics data suggests that the area is underlain by large felsic intrusive. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	MM	—	—	—	—	—	—	—
2010	MM	—	—	—	—	—	—	—
2011	MM	—	1	304	—	—	—	—

	Total	—	1	304	—	—	—	—

For 2012, we have budgeted to perform top of bedrock soil auger sampling to better define our drilling targets, and to drill 3,000 feet in five to seven core holes at our MM lead, at an estimated cost of $725,000.

Chisana – Two streams draining in the eastern half of the Chisana lead have generated coarse visible gold. Field related exploration activities at the Chisana lead included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Chisana	—	—	—	—	—	—	—
2010	Chisana	—	4	35	17	19	—	—
2011	Chisana	—	—	327	—	—	—	—

	Total	—	4	362	17	19	—	—

While no drilling has been planned in this area for 2012, we have budgeted to perform rock and soil sampling to better define our drilling targets, at an estimated cost of $50,000.

W and Other Tetlin acreage – Pan-stream sampling at the W lead in 2010 revealed one stream generating coarse visible gold. Field related exploration activities at the W lead, as well as at other acreage in the Tetlin Lease included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (feet)
2009	W and other Tetlin acreage	—	411	—	94	111	—	—
2010	W and other Tetlin acreage	—	251	90	646	763	—	—
2011	W and other Tetlin acreage	—	1	—	—	—	—	—

	Total	—	663	90	740	874	—	—

While no drilling has been planned at the W lead for 2012, we have budgeted to perform rock and soil sampling to better define our drilling targets, at an estimated cost of $50,000.

Triple Z—In 2009, rock and soil sampling revealed gold values up to 9.07 gpt along with anomalous copper, arsenic and bismuth at the Triple Z lead. Our 2011 airborne magnetics data supports drilling at this current stage. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Triple Z	—	85	115	—	—	—	—
2010	Triple Z	—	—	—	—	—	—	—
2011	Triple Z	—	29	21	6	7	—	—

	Total	—	114	136	6	7	—	—

For 2012, we have budgeted to drill 3,000 feet in five to seven core holes at our Triple Z lead, at an estimated cost of $600,000.

Behre Dolbear & Company (USA), Inc. has reviewed the results of our gold exploration program for the Tetlin Lease and provided us with a report which has been filed as an exhibit to this Form 10-Q.

Rare Earth Elements Exploration

During the summer of 2011, we conducted reconnaissance geologic mapping, soil sampling and rock sampling at our Salmon Bay and Stone Rock Bay projects on Prince of Wales Island in Southeast Alaska. Both projects are located at tidewater within the Tongass National Forest. Rare earth element mineralization was discovered at these projects by the U.S. Bureau of Mines in the late 1980’s but neither has received subsequent industry exploration until our work this past summer. Mineralization at both projects is light rare earth-dominant and both projects returned total rare earth element contents ranging from insignificant to greater than 1% in rocks and soils. Mineralization is hosted in mafic to felsic intrusive rocks and remains open to expansion at both projects. Additional exploration work will be required to advance these projects to the drilling stage. We have budgeted to invest approximately $400,000 in rare earth element exploration during 2012.

Consulting Services

Avalon Development Corporation. The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Properties from time to time as requested by the Company. Pursuant to the PSA, Avalon will continue to provide certain geological consulting services and exploration activities. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010 and stock options to purchase 10,000 shares of common stock of the Company in September 2011. The restricted shares vest over three years beginning in November 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning in September 2011, the date the options were granted.

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. Its team of engineers and geoscientists combined with its geographic information systems (GIS) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Work schedules vary widely from a 7 day per week, 30-day minimum schedule for field related geologists and geological engineers to 40-hours per week schedules for geographic information system and management staff. Because the Company does not have experience exploring or evaluating gold or rare earth element prospects in Alaska, we rely on Avalon’s exploration expertise to determine whether our exploration activities will be likely to develop commercially viable deposits. Avalon’s mineral exploration services include pre-field planning, in-progress evaluation/modification and post-field critical review. Avalon will continue to work in conjunction with the Company to identify new properties and will conduct the initial exploration for such properties.

Tetlin Village Council. On October 15, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with the Chief of the Tetlin Indian Tribe (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with State of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month in exchange for his services, and can pay discretionary bonuses for successful negotiations.

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

While there are few rare earth mining companies in the United States, the global rare earth mining and processing markets are competitive. China currently accounts for over 90% of rare earth mineral production and manufacturing, and should our rare earth mining efforts prove to be successful, we may not be able to implement the processing technologies and capabilities that our Chinese counterparts have already established. Our Chinese competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and expand their mining programs. In addition, Chinese domestic economic policies may allow the Chinese companies to produce at relatively lower costs.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease provides for an initial term of ten (10) years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. As of December 31, 2011, the Company had invested approximately $4.7 million on the Tetlin Lease. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the Tetlin Lease. As of December 31, 2011, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $50,000 per year, which increases to $75,000 per year beginning on July 15, 2012. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties. The Company also pays delay rentals of $98,100 per year on Federal and State of Alaska acreage, as well as minimum labor payments of $176,800 per year on certain State of Alaska acreage, which is described in Note 11 – Commitments and Contingencies – in the Notes to the Financial Statements on this Report on Form 10-Q.

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

Mineral Property Interests, Exploration and Development Costs: Mineral property interests include interests in the exploration stage mineral properties acquired. The amount capitalized includes costs paid to acquire mineral property interest as well as the costs paid to obtain the lease rights. Exploration costs are expensed as incurred. Development costs are expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Properties determined to be impaired are written-down to the estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and related property, plant and equipment may not be recoverable.

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

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Delay Rentals and Minimum Royalties. Delay rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized delay rental and minimum royalties expense of $87,302 for the three months ended December 31, 2011, compared to $34,138 for the three months ended December 31, 2010. The higher level of rentals is due to the additional lands acquired, slightly offset by the fact that once the initial rental is paid on State of Alaska lands, yearly rentals are reduced by 50% the following year.

Exploration Expenses. We reported approximately $0.3 million of exploration expense for the three months ended December 31, 2011, compared to $0.2 million for the three months ended December 31, 2010. This increase is primarily attributable to our summer 2011 work program. Components of exploration expense include drilling, permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses. The increase is also attributable to stock-based compensation expense related to issuing restricted stock in November 2010 and stock options in September 2011 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $12,022 for the three months ended December 31, 2011 as compared to $3,033 for the three months ended December 31, 2010.

Stock-based Compensation Expenses. We recognized $38,454 of stock-based compensation expense for the three months ended December 31, 2011, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, both pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $9,097 of stock-based compensation expense for the three months ended December 31, 2010 related to the restricted stock granted in November 2010.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2011 and 2010 were $71,944 and $25,506, respectively. This increase is primarily attributable to increased legal costs related to filings with the Securities and Exchange Commission and increased accounting fees.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Delay Rentals and Minimum Royalties. Delay rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized delay rental and minimum royalties expense of $171,440 for the six months ended December 31, 2011, compared to $72,662 for the six months ended December 31, 2010. The higher level of rentals is due to the additional lands acquired, slightly offset by the fact that once the initial rental is paid on State of Alaska lands, yearly rentals are reduced by 50% the following year.

Exploration Expenses. We reported approximately $1.7 million of exploration expense for the six months ended December 31, 2011, compared to $0.9 million for the six months ended December 31, 2010. This increase is primarily attributable to our summer 2011 work program. Components of exploration expense include drilling, permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses. The increase is also attributable to stock-based compensation expense related to issuing restricted stock in November 2010 and stock options in September 2011 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $34,282 for the three months ended December 31, 2011 as compared to $3,033 for the three months ended December 31, 2010.

Stock-based Compensation Expenses. We recognized $115,976 of stock-based compensation expense for the six months ended December 31, 2011, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, both pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $9,097 of stock-based compensation expense for the six months ended December 31, 2010 related to the restricted stock granted in November 2010.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2011 and 2010 were $145,394 and $65,756, respectively. This increase is primarily attributable to increased legal costs related to filings with the Securities and Exchange Commission and increased accounting fees as a result of our year-end audit.

Liquidity and Capital Resources

The Company is in the initial stage of conducting exploration activities on its Properties, and our liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding was the $3.5 million in cash contributed by Contango which has been fully expended. On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”). Proceeds from the CORE Note are used to pay remaining exploration expenses for our 2011 exploration program and to sustain our administrative costs including legal, regulatory, insurance, clerical and accounting costs. It is not intended to fund our 2012 exploration program. Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due on December 31, 2012, and may be prepaid at any time with no prepayment penalty. The CORE Note contains covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. As of January 31, 2012, the Company had borrowed $500,000 under the CORE Note, and accrued but unpaid interest totaled $6,861.

During the next four months, the Company intends to raise approximately $10.0 million to continue its exploration program in 2012, which runs from April – October. Possible sources of funding include equity offerings, borrowings from financial institutions and offering of debt securities. Equity offerings could cause substantial dilution of our common stock, while any incurred debt would increase our leverage and add to our need for cash to service such debt. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

Capital Budget. For calendar year 2012, if we are able to obtain additional funding, our capital expenditure budget calls for us to invest approximately $6.75 million as follows:

Program	Budget
Chief Danny exploration and drilling	$3,600,000
Copper Hill, Taixtsalsa, MM, Chisana, W and Triple Z	$2,750,000
Continue exploring for rare earth elements	$400,000

$6,750,000

Additionally, we have budgeted $500,000 to repay borrowings under the CORE Note and $800,000 in capital raising fees and expenses.

Dissolution of the Company. If we are not successful in obtaining the entire $10.0 million, our capital exploration program for 2012 will be limited and we will need to reduce our planned drilling operations. Additionally, if we are not successful in obtaining any additional funding, we will not be able to conduct any exploration activities in 2012, nor will we be able to repay the CORE Note. As a result, we may be required to cease operations, dissolve and wind up the business of the Company.

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

Our focus is on the exploration of our Properties in the State of Alaska. The arctic climate limits certain exploration activities to the period from May to October. In addition, the remote location of our Gold Properties as well as our REE Properties may limit access and increase exploration expenses. Higher costs associated with exploration activities and limitation on the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of our Properties and securities.

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

Because our sole source of revenue, if our exploration efforts are successful, will be the sale of gold and rare earth minerals, changes in demand for, and the market price of, gold and rare earth minerals could significantly affect our profitability. The value and price of our common stock may be significantly affected by declines in the prices of gold and rare earth minerals and products.

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

Our common stock is thinly traded.

There are approximately 1.6 million shares of our common stock outstanding with directors, officers and our technical consultant owning approximately 17% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting (as that term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to litigation or other legal and administrative proceedings that we consider to be a part of the ordinary course of business. As of the date of this Form 10-Q, we are not a party to any material legal proceedings and we are not aware of any material proceedings contemplated against us, that could individually or in the aggregate, reasonably be expected to have a material adverse effect on our financial condition, cash flows or results of operations.

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

Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of January 31, 2012, we had 1,597,769 shares of common stock outstanding, all of which are fully paid and non-assessable.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (1)

10.1	Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.5	Form of 2010 Equity Compensation Plan. (1)

10.6	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.7	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.8	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.9	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

23.1	Consent of Behre Dolbear & Company (USA), Inc. †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Schedule of Gold Properties (Excluding Tetlin Lease). (2)

99.2	Schedule of REE Properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. †

101	Interactive Data Files †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 6, 2012	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2012	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2012	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller (Principal Accounting Officer)