Form 10-Q
period 2012-03-31
Contango ORE, Inc.
filed 2012-05-09
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2012 was 2,480,269.

CONTANGO ORE, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of March 31, 2012 and June 30, 2011 (unaudited)	3
	Statements of Operations for the three and nine months ended March 31, 2012 and 2011 and from Inception (October 15, 2009) to March 31, 2012 (unaudited)	4
	Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and from Inception (October 15, 2009) to March 31, 2012 (unaudited)	5
	Statement of Shareholders’ Equity for the nine months ended March 31, 2012 (unaudited)	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

Item 1 – Financial Statements

CONTANGO ORE, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$8,329,712	$2,395,100
Prepaid expenses	73,214	78,158

Total current assets	8,402,926	2,473,258
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—

Total property, plant and equipment, net	1,008,886	1,008,886
OTHER ASSETS:
Other	225,000	75,000

Total other assets	225,000	75,000

TOTAL ASSETS	$9,636,812	$3,557,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$285,162	$488,356
Accrued liabilities	192,647	156,408

Total current liabilities	477,809	644,764
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized, 2,480,269 and 1,566,467 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	24,803	15,665
Additional paid-in capital	15,476,729	6,853,515
Accumulated deficit during exploration stage	(6,342,529)	(3,956,800)

SHAREHOLDERS’ EQUITY	9,159,003	2,912,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,636,812	$3,557,144

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2012	2011	2012	2011	to March 31, 2012
EXPENSES:
Delay rentals and minimum royalties	$87,345	$29,277	$258,785	$101,939	$732,915
Exploration expenses	37,558	24,236	1,736,695	952,731	4,885,545
Other operating expenses	12,139	—	22,842	82,355	140,494
Stock-based compensation expense	38,454	27,292	154,430	36,389	218,111
General and administrative expenses	67,583	59,589	212,977	125,345	365,464

Total expenses	243,079	140,394	2,385,729	1,298,759	6,342,529

NET LOSS	$243,079	$140,394	$2,385,729	$1,298,759	$6,342,529

LOSS PER SHARE
Basic	$(0.15)	$(0.09)	$(1.49)	$(0.83)	$(4.03)
Diluted	$(0.15)	$(0.09)	$(1.49)	$(0.83)	$(4.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,641,894	1,566,467	1,598,203	1,566,467	1,575,105
Diluted	1,641,894	1,566,467	1,598,203	1,566,467	1,575,105

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2012	2011	to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,385,729)	$(1,298,759)	$(6,342,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	200,734	48,519	213,939
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	4,944	31,888	(73,214)
Increase (decrease) in accounts payable and other accrued liabilities	(166,955)	$(504,295)	477,809

Net cash used for operating activities	$(2,347,006)	$(1,722,647)	$(5,723,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	(150,000)	—	(225,000)
Acquisition of properties	—	—	(1,008,886)

Net cash used in investing activities	$(150,000)	$—	$(1,233,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	4,950,638	6,805,499
Common stock issuance, net	8,431,618	—	8,482,094
Short-term borrowings	500,000	—	500,000
Repayment of short-term borrowings	(500,000)	—	(500,000)

Net cash provided by financing activities	$8,431,618	$4,950,638	$15,287,593

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,934,612	3,227,991	8,329,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,395,100	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,329,712	$3,227,991	$8,329,712

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.

(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2011	1,566,467	$15,665	$6,853,515	$(3,956,800)	$2,912,380
Stock-based compensation	—	—	99,782	—	99,782
Net loss for the period	—	—	—	(1,650,170)	(1,650,170)

Balance at September 30, 2011	1,566,467	$15,665	$6,953,297	$(5,606,970)	$1,361,992

Shares of restricted stock vested	31,302	313	(313)	—	—
Stock-based compensation	—	—	50,476	—	50,476
Net loss for the period	—	—	—	(492,480)	(492,480)

Balance at December 31, 2011	1,597,769	$15,978	$7,003,460	$(6,099,450)	$919,988

Issuance of common stock, net	882,500	8,825	8,422,793	—	8,431,618
Stock-based compensation	—	—	50,476	—	50,476
Net loss for the period	—	—	—	(243,079)	(243,079)

Balance at March 31, 2012	2,480,269	$24,803	$15,476,729	$(6,342,529)	$9,159,003

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

The Company owns a 100% leasehold interest in approximately 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”). The Tetlin Lease has a 10 year term beginning July 2008 with an option to renew for an additional 10 years.

Additionally, the Company holds 18,560 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the ”Properties”). If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% production royalty to Juneau Exploration LLC (“JEX”).

Basis of Presentation. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

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

Common Stock. The Company’s certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, par value $0.01. As of March 31, 2012, approximately 2.5 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.

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

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications were not material and had no effect on cash flows or net loss.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2012 and June 30, 2011 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2012 or June 30, 2011.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

3. Costs Incurred

Costs to acquire and explore the Properties were as follows:

	Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2012	2011	to March 31, 2012
Acquisition of mineral interests	$—	$—	$1,008,886
Exploration costs and delay rentals	1,995,480	1,054,670	5,618,460

Total costs incurred	$1,995,480	$1,054,670	$6,627,346

4. Prepaid Expenses

The Company’s prepaid expenses of $73,214 and $78,158 as of March 31, 2012 and June 30, 2011, respectively, relate to prepaid insurance costs, delay rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation, an Alaska-domiciled domestic corporation. In October 2011, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2012, as further explained in Note 11 – Commitments and Contingencies.

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

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Loss	Weighted Average Shares	Per Share	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(243,079)	1,641,894	$(0.15)	$(140,394)	1,566,467	$(0.09)

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—		—	—

Diluted Loss per Share:
Net loss attributable to common stock	$(243,079)	1,641,894	$(0.15)	$(140,394)	1,566,467	$(0.09)

	Nine Months Ended March 31, 2012			Nine Months Ended March 31, 2011
	Loss	Weighted Average Shares	Per Share	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,385,729)	1,598,203	$(1.49)	$(1,298,759)	1,566,467	$(0.83)

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—		—	—

Diluted Loss per Share:
Net loss attributable to common stock	$(2,385,729)	1,598,203	$(1.49)	$(1,298,759)	1,566,467	$(0.83)

	Period from Inception (October 15, 2009) to March 31, 2012
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(6,342,529)	1,575,105	$(4.03)

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—

Diluted Loss per Share:
Net loss attributable to common stock	$(6,342,529)	1,575,105	$(4.03)

Options to purchase 50,000 shares of common stock were outstanding as of March 31, 2012, but were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2012, due to being anti-dilutive as a result of the Company’s net loss for all periods.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. The maximum aggregate number of shares of common stock of the Company with respect to which grants may be made to any individual is 100,000 shares during any calendar year. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of March 31, 2012, there were 62,604 restricted shares outstanding and 50,000 options outstanding issued under the 2010 Plan.

Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Stock-based compensation included in:
Exploration expenses (1)	$12,022	$9,098	$46,305	$12,131
Stock-based compensation expense (2)	38,454	27,292	154,430	36,389

Total stock-based compensation expense	$50,476	$36,390	$200,735	$48,520

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant.
(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.

The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock

In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant, the owner of Avalon Development Corporation, an Alaska corporation (“Avalon”). All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. A summary of the Company’s restricted stock as of March 31, 2012 and the changes during the nine months then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at July 1, 2011	93,906	$4.65
Granted	—	$—
Vested	(31,302)	$4.65
Forfeited	—	$—

Nonvested balance at March 31, 2012	62,604	$4.65

As of March 31, 2012, the total compensation cost related to nonvested awards not yet recognized was $242,590. The remaining costs are expected to be recognized over the next two years.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Options

In September 2011, the Company granted an aggregate of 50,000 options to its officers, directors and the owner of Avalon at a weighted-average exercise price of $13.13 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in September 2012; and one-third in September 2013. The option awards were granted for services performed during the fiscal year ended June 30, 2011. Under the 2010 Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years, but in no event may they exceed ten years. All options may only be exercised while a participant is employed by the Company or providing services as a consultant or non-employee director. As of March 31, 2012, the stock options had a weighted-average remaining life of 4.5 years.

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

A summary of the status of stock options granted under the 2010 Plan as of March 31, 2012 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended March 31, 2012
	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—
Granted	50,000	$13.13
Exercised	—	$—
Forfeited	—	$—

Outstanding, end of period	50,000	$13.13

Aggregate intrinsic value	$29,750

Exercisable, end of period	16,667	$13.13

Aggregate intrinsic value	$9,917

Available for grant, end of period	856,094

Weighted average fair value of options granted during the period (1)	$3.38

(1)	The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended March 31, 2012: (i) risk-free interest rate of 0.42 percent; (ii) expected life of three years; (iii) expected volatility of 40 percent; and (iv) expected dividend yield of zero percent.

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2012, we had 2,480,269 shares of common stock outstanding and an additional 112,604 shares of restricted stock and stock options outstanding. No shares of preferred stock have been issued.

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

On March 26, 2012, the Company completed selling 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s Chairman and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. After repaying approximately $0.5 million of short-term debt under the Company’s Revolving Line of Credit Promissory Note with Contango, the Company will use the remaining $7.9 million to fund its 2012 exploration program in Alaska, estimated at $6.75 million, and for general corporate purposes. The shares of Common Stock sold were not registered under the Securities Act of 1933, as amended, but are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the equity offering. The Company may re-borrow any portion of the $1.0 million through December 31, 2012.

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

11. Commitments and Contingencies

Tetlin Lease. Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. As of March 31, 2012, the total amount spent on exploration expenditures on the Tetlin Lease was approximately $4.7 million. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange

CONTANGO ORE, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increases from $50,000 to $75,000 per year, and in subsequent years the advance minimum royalty is escalated by an inflation adjustment.

Gold Properties. The Company’s Triple Z and TOK/Tetlin claims are both located on State of Alaska lands. The annual delay rentals on these two projects total $12,140 per year, and are due and payable in full by November 30 of each year. The Company has met the annual labor requirements for the Triple Z and TOK/Tetlin claims for the next four years, which is the maximum time frame allowable by Alaska law.

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

The Company owns a 100% leasehold interest in approximately 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”). The Tetlin Lease has a 10 year term beginning July 2008 with an option to renew for an additional 10 years. If the properties under the Tetlin Lease are placed into commercial production, the lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.

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

Using our limited capital availability to increase our reward/ lower our risk potential on selective prospects. We will concentrate our risk investment capital in our prospects in Alaska. We have leased approximately 675,000 acres and control another 18,560 acres consisting of 167 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold and associated minerals. We also own 3,440 acres consisting of 172 unpatented Federal mining claims and 97,280 acres consisting of 608 unpatented State of Alaska mining claims for the exploration of rare earth elements.

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

Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors, executive officers and our technical consultant beneficially own approximately 27% of our common stock.

In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant. These options vest over two years, beginning in September 2011, the date of the grant. Additionally, the Company’s directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock in November 2010. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. Upon full vesting of the restricted stock and options, the Company’s directors, executive officers and our technical consultant will own approximately 30% of the Company.

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

Properties

Our Properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths mining industry, we conduct only a perfunctory title examination at the time we lease a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work and at least another two years is likely required in the exploration of our Properties before any determination as to the economic feasibility of a mining venture can be made. Due to the harsh weather in Alaska, our work months are restricted to May through October. The following table summarizes our property holdings as of April 30, 2012:

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

The 1,415 core samples were taken over 8,057 feet of drilling in 11 core holes. The geophysics in 2010 was ground IP (induced polarization), while the geophysics in 2011 was airborne magnetics and resistivity surveys. All field operations were contracted through Avalon. Core drilling and trenching at the Chief Danny prospect did not return significant grade-thickness intervals for holes number 1, 3, 6, 8, 9 and 11. For the remaining holes, intervals of gold and copper mineralization were as follows, in grams per ton (“gpt”) for gold and silver and percent for copper:

Hole No.	Depth	Footage with Returns	Grams of Gold	Grams of Silver	Percent Copper
2	328 feet	4 feet	4.94 gpt	143.0 gpt	0.56%
4	735 feet	10 feet	0.94 gpt	1.10 gpt	0.03%
5	1,416 feet	12 feet	3.10 gpt	300.2 gpt	0.26%
7	976 feet	21 feet	7.40 gpt	4.90 gpt	0.15%
10	139 feet	32 feet	1.18 gpt	3.1 gpt	0.04%
Trench	n/a	70 feet	0.69 gpt	8.60 gpt	0.38%

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

Copper Hill – During 2010 and 2011, rock and soil sampling at the Copper Hill lead revealed that copper and gold were most anomalous south of a district-scale thrust fault. Streams draining the highland area generated up to 23 grams of gold per ton in pan concentrate samples, several of which contained visible gold. Field related exploration activities included collecting the following samples:

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

MM – In 2009, gold in pan concentrates exceeded 1 gpt at the MM lead. Multiple drainages with over 0.1 gpt gold hits were discovered during our follow-up program in 2010. Our 2011 airborne magnetics data suggests that the area is underlain by a large felsic intrusive. Field related exploration activities included collecting the following samples:

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

Chisana –Two streams draining in the eastern half of the Chisana lead have generated coarse visible gold. Field related exploration activities at the Chisana lead included collecting the following samples:

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

Triple Z – In 2009, rock and soil sampling revealed gold values up to 9.07 gpt along with anomalous copper, arsenic and bismuth at the Triple Z lead. Our 2011 airborne magnetics data supports drilling at this current stage. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Triple Z	—	85	115	—	—	—	—
2010	Triple Z	—	—	—	—	—	—	—
2011	Triple Z	—	29	21	6	7	—	—

	Total	—	114	136	6	7	—	—

For 2012, we have budgeted to drill 3,000 feet in five to seven core holes at our Triple Z lead, at an estimated cost of $600,000.

Behre Dolbear & Company (USA), Inc. has reviewed the results of our gold exploration program for the Tetlin Lease and provided us with a report which was filed with the Securities and Exchange Commission on February 6, 2012 as an exhibit to our report on Form 10-Q for the three months ended December 31, 2011.

Rare Earth Elements Exploration

During the summer of 2011, we conducted reconnaissance geologic mapping, soil sampling and rock sampling at our Salmon Bay and Stone Rock Bay projects on Prince of Wales Island in Southeast Alaska. Both projects are located at tidewater within the Tongass National Forest. Rare earth element mineralization was discovered at these projects by the U.S. Bureau of Mines in the late 1980’s but neither has received subsequent industry exploration until our work in the summer of 2011. Mineralization at both projects is light rare earth-dominant and both projects returned total rare earth element contents ranging from insignificant to greater than 1% in rocks and soils. Mineralization is hosted in mafic to felsic intrusive rocks and remains open to expansion at both projects. Additional exploration work will be required to advance these projects to the drilling stage. We have budgeted to invest approximately $400,000 in rare earth element exploration during 2012.

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

Tetlin Village Council. On October 15, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with the Chief of the Tetlin Indian Tribe (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with State of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month in exchange for his services, and can pay discretionary bonuses from time to time for successful negotiations.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease provides for an initial term of ten (10) years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. As of March 31, 2012, the Company had invested approximately $4.7 million on the Tetlin Lease. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $50,000 per year, which increases to $75,000 per year beginning on July 15, 2012. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties. The Company also pays delay rentals of $98,100 per year on Federal and State of Alaska acreage, as well as minimum labor payments of $176,800 per year on certain State of Alaska acreage, which is described in Note 11 – Commitments and Contingencies – in the Notes to the Financial Statements on this Report on Form 10-Q.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Delay Rentals and Minimum Royalties. Delay rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized delay rental and minimum royalties expense of $87,345 for the three months ended March 31, 2012, compared to $29,277 for the three months ended March 31, 2011. The higher level of delay rentals and minimum royalties is due to an increase in the advance minimum royalty payable to the Tetlin Village Council to $75,000 per year and additional lands acquired, slightly offset by the fact that once the initial rental is paid on State of Alaska lands, yearly rentals are reduced by 50% for the following year, and return to normal amounts thereafter.

Exploration Expenses. We reported $37,558 of exploration expense for the three months ended March 31, 2012, compared to $24,236 for the three months ended March 31, 2011. This increase is primarily attributable to our summer 2011 work program. Components of exploration expense include drilling, permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses. The increase is also attributable to stock-based compensation expense related to issuing restricted stock in November 2010 and stock options in September 2011 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $12,022 for the three months ended March 31, 2012 as compared to $9,098 for the three months ended March 31, 2011.

Other Operating Expenses. For the three months ended March 31, 2012, we incurred $12,139 in other operating expenses related to the Behre Dolbear & Company (USA), Inc. review of the results of our gold exploration program for the Tetlin Lease.

Stock-based Compensation Expenses. We recognized $38,454 of stock-based compensation expense for the three months ended March 31, 2012, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, both pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $27,292 of stock-based compensation expense for the three months ended March 31, 2011 related to the restricted stock granted in November 2010.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 and 2011 were $67,583 and $59,589, respectively. This increase is primarily attributable to higher costs and accounting fees as a result of implementing XBRL reporting.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Delay Rentals and Minimum Royalties. Delay rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized delay rental and minimum royalties expense of $258,785 for the nine months ended March 31, 2012, compared to $101,939 for the nine months ended March 31, 2011. The higher level of delay rentals and minimum royalties is due to an increase in the advance minimum royalty payable to the Tetlin Village Council to $75,000 per year and additional lands acquired, slightly offset by the fact that once the initial rental is paid on State of Alaska lands, the following year’s rental is reduced by 50% for the following year, and return to normal amounts thereafter.

Exploration Expenses. We reported approximately $1.7 million of exploration expense for the nine months ended March 31, 2012, compared to approximately $1.0 million for the nine months ended March 31, 2011. This increase is primarily attributable to our summer 2011 work program. Components of exploration expense include drilling, permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses. The increase is also attributable to stock-based compensation expense related to issuing restricted stock in November 2010 and stock options in September 2011 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $46,305 for the nine months ended March 31, 2012 as compared to $12,131 for the nine months ended March 31, 2011.

Other Operating Expenses. For the nine months ended March 31, 2012, we incurred $22,842 in other operating expenses, compared to $82,355 for the nine months ended March 31, 2011. This decrease is mainly attributable to fewer travel expenses and fees.

Stock-based Compensation Expenses. We recognized $154,430 of stock-based compensation expense for the nine months ended March 31, 2012, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, both pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $36,389 of stock-based compensation expense for the nine months ended March 31, 2011 related to the restricted stock granted in November 2010.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2012 and 2011 were $212,977 and $125,345, respectively. This increase is primarily attributable to increased legal and other professional services costs during the period.

Liquidity and Capital Resources

The Company is in the initial stage of conducting exploration activities on its Properties, and our liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding was the $3.5 million in cash contributed by Contango which has been fully expended. On March 26, 2012, the Company completed selling 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s Chairman and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. After repaying approximately $0.5 million of short-term debt under the Company’s Revolving Line of Credit Promissory Note, the Company will use the remaining $7.9 million to fund its 2012 exploration program in Alaska, estimated at $6.75 million, and for general corporate purposes.

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

On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the equity offering. The Company may re-borrow any portion of the $1.0 million through December 31, 2012.

Capital Budget. During the summer of 2012, our capital expenditure budget calls for us to invest approximately $6.75 million as follows:

Program	Budget
Chief Danny Prospect exploration and drilling	$3,600,000
Copper Hill, Taixtsalsa, MM, Chisana, W and Triple Z Leads	$2,750,000
Rare earth elements exploration	$400,000

$6,750,000

We plan to have two exploration rigs drilling with one rig focused on our Chief Danny prospect (20 – 30 core holes planned), and one rig dedicated to drilling another approximately 20 core holes to mature four of our six leads to either the prospect stage or condemnation.

Dissolution of the Company. While the Company was successful in selling shares of Common Stock sufficient to fund its 2012 exploration program, after completion of the 2012 exploration program, the Company anticipates requiring additional funding. If the 2012 exploration program is successful, the Company will be required to seek additional debt or equity funding or capital reorganization. If the 2012 exploration program is not successful, the Company may be required to cease operations, dissolve and wind-up the business of the Company.

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

We may not have sufficient capital to operate our business following the completion of our 2012 exploration program and may be required to cease operations.

The Company will have a limited amount of cash to fund its operations following our 2012 exploration program. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations and you may lose your entire investment in the Company.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund any exploration activities beyond 2012. Our ability to raise capital will depend on many factors, including the success, if any, of our 2012 exploration program and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our Properties in an untimely fashion or on less than favorable terms.

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

Our common stock is thinly traded.

There are approximately 2.5 million shares of our common stock outstanding with directors, officers and our technical consultant owning approximately 27% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

On March 26, 2012, the Company completed its private offering of 882,500 shares of common stock to accredited investors. See the description of the equity offering contained in Note 8 – Shareholders’ Equity– in the Notes to the Financial Statements on this Report on Form 10-Q and as previously reported in the Company’s report on Form 8-K filed March 27, 2012. We relied on the provisions of Section 4(2) and Regulation D of the Securities Act in claiming an exemption from the offering, sale and delivery of such securities from registration under the Securities Act.

Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of April 30, 2012, we had 2,480,269 shares of common stock outstanding, all of which are fully paid and non-assessable.

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

Item 4. Mine Safety Disclosures

None.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (1)

10.1	Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.5	Form of 2010 Equity Compensation Plan. (1)

10.6	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.7	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.8	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.9	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.10	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.11	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Schedule of Gold Properties (Excluding Tetlin Lease). (2)

99.2	Schedule of REE Properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

101	Interactive Data Files †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.
4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 9, 2012	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2012	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller (Principal Accounting Officer)