Form 10-K
period 2012-06-30
Contango ORE, Inc.
filed 2012-09-11
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the OTCBB was $18,103,865. As of September 7, 2012, there were 2,480,269 shares of the registrant’s common stock outstanding.

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
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

All references to the “Company”, “CORE”, “we”, “our” and “us” used in this Annual Report on Form 10-K (“10-K”) are to Contango ORE, Inc.

i

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
• The ability to find and retain skilled personnel
• Dependence on our management personnel
• Restrictions on mining activities
• Legislation that may regulate mining activities
• Impact of new and potential legislative and regulatory changes on mining operating and safety standards
• Uncertainties of any estimates and projections relating to any future production, costs and expenses.
• Foreign or U.S. Government subsidies to our competitors

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

ii

PART I
Item 1.    BUSINESS
Overview
We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. We have leased or have control over approximately 794,280 acres of Alaskan Native, Federal and state of Alaska properties for the exploration of gold and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold and associated minerals and rare earth elements through leases or obtaining additional mining claims.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 as a Delaware corporation for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Properties by increasing the overriding royalty interest in the Properties granted to JEX to 3% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. We believe JEX expended approximately $1 million on exploratory activities and related work on the Properties prior to selling the initial 50% interest to Contango Mining. JEX continues to assist the Company in acquiring land in Alaska and Mr. Brad Juneau, the sole manager of the general partner of JEX has recently been elected a director, President and Acting Chief Executive Officer following a medical leave of absence of our Chairman, Mr. Kenneth R. Peak.
The Company was formed on September 1, 2010 as a Delaware corporation and on November 29, 2010, Contango Mining assigned the Properties and certain other assets and liabilities to Contango. Contango contributed the Properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of the Company’s common stock. The transactions above took place between companies under common control.
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
Properties
The Company holds a 100% leasehold interest in approximately 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”). The Tetlin Lease has a 10 year term beginning July 2008 with an option to renew 50% of the acreage for an additional ten years. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
Additionally, the Company holds 18,560 acres in unpatented mining claims from the state of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the state of Alaska (which the Company is considering abandoning effective December 1, 2012) for the exploration of rare earth elements (the “REE

Properties”, and together with the Gold Properties, the “Properties”). If any of the Properties are placed into commercial production, the Company would also be obligated to pay a 3% overriding royalty to JEX.
Our Properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths industries, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work consisting of at least another two years is likely required in the exploration of the Properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, our work months are restricted to May through October. The following table summarizes our property holdings as of September 7, 2012:

	Jurisdiction	Project Name	No. of Claims	Acreage
Gold	Tetlin Village Council	Tetlin Lease	n/a	675,000
	State of Alaska	TOK / Tetlin	122	11,360
		LAD / Triple Z	45	7,200
			167	693,560

Rare Earth Elements	Federal	Salmon Bay	123	2,460
		Stone Rock	49	980

	State of Alaska	Alatna *	127	20,320
		Spooky *	166	26,560
		Wolf *	202	32,320
		Swift *	113	18,080
			780	100,720
Grand Total			947	794,280
* We are considering abandoning these claims effective December 1, 2012 to devote more time and resources to our remaining acreage.
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
Using our limited capital availability to increase our reward/risk potential on selective prospects. We will concentrate our risk investment capital on our prospects in Alaska. We have leased approximately 675,000 acres and control another 18,560 acres consisting of 167 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold and associated minerals. We also own 3,440 acres consisting of 172 unpatented Federal mining claims and 97,280 acres consisting of 608 unpatented state of Alaska mining claims for the exploration of rare earth elements. The Company is considering abandoning the 608 unpatented state of Alaska claims effective December 1, 2012 in order to devote more time and resources to the remaining claims.
Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our Properties will have commercially viable mineral deposits. Should the Properties prove to have known deposits, or mineral ore, we will be required to develop our own mining operations or contract with third parties to mine our mineral ore. We may only become a low cost producer if the mineral ore is of high quality and the cost of the infrastructure necessary to mine the mineral ore is low relative to other producers, including our competitors located in China if rare earth elements are mined.
Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may enhance the value of our Properties. If we are successful in our exploration activities, we may consider a joint venture or sale of our Properties to qualified mining companies.

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
In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon Development Corporation, an Alaska domiciled domestic corporation ("Avalon"). These options vest over two years, beginning in September 2011, the date of the grant. Additionally, the Company’s directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock in November 2010. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of June 30, 2012, the Company’s directors, executive officers and our technical consultant beneficially owned approximately 27% of our common stock.
In July 2012, the Company granted an additional 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant. These options vest over two years, beginning in July 2012, the date of the grant. These options increase the beneficial ownership of our common stock by our directors, officers and technical consultant to approximately 29%. Upon full vesting of the restricted stock and all stock options, the Company’s directors, officers and technical consultant will beneficially own approximately 33% of the Company.
Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. If any of the Properties are placed into commercial production, the Company is obligated to pay a 3% overriding royalty to JEX. JEX will also continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a 2% of 8/8ths ORRI on all minerals mined from properties acquired by the Company after July 1, 2012 in the state of Alaska.
In August 2012, Mr. Peak, the Company's Chairman and Chief Executive Officer, received a medical leave of absence from his responsibilities at the Company for up to six months. In his absence, Mr. Brad Juneau was elected President, Acting Chief Executive Officer and a director of the Company. Mr. Juneau continues to be the sole manager of the general partner of JEX.
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
Tribal lands are those lands that are under control by sovereign Native American tribes or Alaska Native corporations established by the Alaska Native Claims Settlement Act of 1971 (ANSCA). Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land, including land constituting the Tetlin Lease.
The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim, which is granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government continues to own the surface estate even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled in fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. In order to acquire a patent, an applicant must, among other things, prove that improvements have been made on the land of not less than $500, pay a fee of five dollars ($5) per acre, and identify and describe the mineral deposit located in the land. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.

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

To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.

Now in its fourth year, our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and five other gold and copper leads (Taixtsalda, MM, Copper Hill, Chisana and W), as well as an exploration lead on our Triple Z prospect which is located 10 miles north of, and outside the boundaries of, our Tetlin Lease. None of the newly discovered exploration targets are known to host quantifiable mineral resources, none have had metallurgical or mineral processing studies conducted on them and none are near or adjacent to other significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and other than the core drilling completed by the Company in 2011 and 2012, there has been no exploration drilling conducted on any exploration target within the Tetlin Lease. An unknown but small amount of drilling was conducted on the Triple Z lead in the early 1970’s but the details related to this work are not available to the Company. The Company conducted its first drilling on the Triple Z prospect beginning in mid-July 2012. We hope to know the results of our 2012 exploration program by December 2012.

Chief Danny Prospect. The Chief Danny prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of two distinct mineralized areas, the Chief Danny South zone and the Saddle zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned hydrothermal system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle zone. Mineralization remains open to expansion, particularly to the west and south where work is in progress during mid-2012. From 2009 through 2012, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (meters)
2009	Chief Danny	—	569	33	—	—		709
2010	Chief Danny	—	251	610	1	—	14,160	—
2011	Chief Danny	1,415	20	668	—	—	3,842,000	—
2012	Chief Danny	2,597	16	215	—	—	—	—
	Total	4,012	856	1,526	1	—	3,856,160	709

The 1,415 core samples taken during 2011 were taken over 8,057 feet of drilling in 11 core holes. The geophysics in 2010 was ground IP (induced polarization), while the geophysics in 2011 was airborne magnetics and resistivity surveys. All field operations were contracted through Avalon. Core drilling and trenching at the Chief Danny prospect did not return significant grade-thickness intervals for holes number 1, 3, 6, 8, 9 and 11. For the remaining holes, intervals of gold and copper mineralization were as follows, in grams per ton (“gpt”) for gold and silver and percent for copper:

Hole No.	Depth	Footage with Returns	Grams of Gold	Grams of Silver	Percent Copper
2	328 feet	4 feet	4.94 gpt	143.0 gpt	0.56%
4	735 feet	10 feet	0.94 gpt	1.10 gpt	0.03%
5	1,416 feet	12 feet	3.10 gpt	300.2 gpt	0.26%
7	976 feet	21 feet	7.40 gpt	4.90 gpt	0.15%
10	139 feet	32 feet	1.18 gpt	3.1 gpt	0.04%
Trench	n/a	70 feet	0.69 gpt	8.60 gpt	0.38%

The 2012 exploration program at the Chief Danny prospect began in mid-May and is currently ongoing. The Company has budgeted to drill a minimum of 25,000 feet in 30 to 40 core holes in the Chief Danny South area. As of July 25, 2012, the Company had completed 16,793 feet of drilling in 23 holes. The Company has also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny South zone and has initiated baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny prospect. We have budgeted approximately $3.6 million for this work which includes drilling, geochemical analyses, landholding fees and other related expenses.

Exploration Leads. For 2012, we have budgeted to invest approximately $2.75 million on our Triple Z, Taixtsalda, MM, Copper Hill, Chisana and W leads to better define potential drilling targets, which includes approximately $350,000 in project management fees and rental payments. All of these exploration targets were generated using a combination of geological, geochemical and geophysical data generated in 2009 through 2011. The Company has prioritized these targets in the order presented below. Initial results will determine whether or not the entire approved budget is utilized or re-allocated to more promising leads.

Triple Z – In 2009, rock and soil sampling revealed gold values up to 9.07 gpt along with anomalous copper, arsenic and bismuth at the Triple Z lead. Our 2011 airborne magnetics data supports drilling at this current stage. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (meters)
2009	Triple Z	—	85	115	—	—	—	—
2010	Triple Z	—	—	—	—	—	—	—
2011	Triple Z	—	29	21	6	7	—	—
2012	Triple Z	48	—	—	—	—	—	—
	Total	48	114	136	6	7	—	—

For 2012, we have budgeted to drill 3,000 feet in five to seven core holes at our Triple Z lead, at an estimated cost of $600,000. As of July 25, 2012, the Company has completed 2,491 feet of drilling in two holes. Additional drilling is currently in progress. Analytical results are pending on these holes.

Taixtsalda – The initial work at the Taixtsalda lead was prompted by magnetic highs on 1970’s airborne data that is suggestive of a porphyry copper signature. The airborne magnetics and resistivity collected in 2011 revealed coincident strong magnetic and resistivity highs. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (meters)
2009	Taixtsalda	—	—	—	—	—	—	—
2010	Taixtsalda	—	4	—	—	—	—	—
2011	Taixtsalda	—	—	—	—	—	—	—
2012	Taixtsalda	—	—	137	—	—	—	—
	Total	—	4	137	—	—	—	—

For 2012, we have budgeted to perform top of bedrock soil auger sampling to better define drilling targets, and to drill 2,000 feet in three to five core holes at our Taixtsalda lead, at an estimated cost of $575,000. Soil sampling was completed in May 2012 and outlined coincident gold and copper anomalies that will be used in conjunction with airborne geophysics to target prospective drill holes.

MM – In 2009, gold in pan concentrates exceeded 1 gpt at the MM lead. Multiple drainages with over 0.1 gpt gold hits were discovered during our follow-up program in 2010. Our 2011 airborne magnetics data suggests that the area is underlain by a large felsic intrusive. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (meters)
2009	MM	—	—	—	—	—	—	—
2010	MM	—	—	—	—	—	—	—
2011	MM	—	1	304	—	—	—	—
2012	MM	—	—	357	—	—	—	—
	Total	—	1	661	—	—	—	—

For 2012, we have budgeted to perform top of bedrock soil auger sampling to better define our drilling targets, and to drill 3,000 feet in five to seven core holes at our MM lead, at an estimated cost of $725,000. Soil sampling was completed in June 2012 and outlined several distinct gold, arsenic, and copper anomalies that will be used in conjunction with airborne geophysics to target prospective drill holes.

Copper Hill – During 2010 and 2011, rock and soil sampling at the Copper Hill lead revealed that copper and gold were most anomalous south of a district-scale thrust fault. Streams draining the highland area generated up to 23 grams of gold per ton in pan concentrate samples, several of which contained visible gold. Field related exploration activities included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (meters)
2009	Copper Hill	—	—	—	—	—	—	—
2010	Copper Hill	—	105	—	28	41	—	—
2011	Copper Hill	—	16	290	5	1	—	—
	Total	—	121	290	33	42	—	—

For 2012, we have budgeted to drill 2,000 feet in three to five core holes at our Copper Hill lead, at an estimated cost of
$400,000. As of July 25, 2012, no work had been conducted on the Copper Hill lead during 2012.

Chisana –Two streams draining in the eastern half of the Chisana lead have generated coarse visible gold. Field related exploration activities at the Chisana lead included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (meters)
2009	Chisana	—	—	—	—	—	—	—
2010	Chisana	—	4	35	17	19	—	—
2011	Chisana	—	—	327	—	—	—	—
	Total	—	4	362	17	19	—	—

While no drilling has been planned in this area for 2012, we have budgeted to perform rock and soil sampling to better define our drilling targets, at an estimated cost of $50,000. As of July 25, 2012, no new work has been conducted on the Chisana lead during 2012.

W and Other Tetlin acreage – Pan-stream sampling at the W lead in 2010 revealed one stream generating coarse visible gold. Field related exploration activities at the W lead, as well as at other acreage in the Tetlin Lease included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (meters)
2009	W and other Tetlin acreage	—	411	—	94	111	—	—
2010	W and other Tetlin acreage	—	251	90	646	763	—	—
2011	W and other Tetlin acreage	—	1	—	—	—	—	—
	Total	—	663	90	740	874	—	—

While no drilling has been planned at the W lead for 2012, we have budgeted to perform rock and soil sampling to better define our drilling targets, at an estimated cost of $50,000. As of July 25, 2012, no new work has been conducted on the W lead during 2012.

Behre Dolbear & Company (USA), Inc. has reviewed the results of our 2011 gold exploration program for the Tetlin Lease and provided us with a report which was filed with the Securities and Exchange Commission on February 6, 2012 as an exhibit to our report on Form 10-Q for the three months ended December 31, 2011.
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
The following table ranks the REEs in the order of their relative abundance in the earth’s crust:

Rare-Earth Element, Symbol	Abundance (parts per million)	Atomic Number
Cerium, Ce	46.0	58
Yttrium, Y	28.0	39
Neodymium, Nd	24.0	60
Lanthanum, La	18.0	57
Samarium, Sm	6.5	62
Gadolinium, Gd	6.4	64
Praseodymium, Pr	5.5	59
Scandium, Sc	5.0	21
Dysprosium, Dy	4.5	66
Ytterbium, Yb	2.7	70
Erbium, Er	2.5	68
Holmium, Ho	1.2	67
Europium, Eu	1.1	63
Terbium, Tb	0.9	65
Lutetium, Lu	0.8	71
Thulium, Tm	0.2	69
Promethium, Pm	—	61
We began exploratory work for rare earth elements on our Salmon Bay and Stone Rock projects in the summer of 2011. Our exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling on Prince of Wales Island in Southeast Alaska. Both projects are located at tidewater within the Tongass National Forest. Rare earth element mineralization was discovered at these projects by the U.S. Bureau of Mines in the late 1980’s but neither has received subsequent industry exploration until our work in the summer of 2011. Mineralization at both projects is light rare earth-dominant and both projects returned total rare earth element contents ranging from insignificant to greater than 1% in rocks and soils. Mineralization is hosted in mafic to felsic intrusive rocks and remains open to expansion at both projects. Additional exploration work will be required to advance these projects to the drilling stage, but we do not anticipate conducting any additional exploration activities in 2012.
We are considering abandoning our state claims consisting of the Alatna, Spooky, Wolf and Swift claims effective December 1, 2012 to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our Gold Properties.

Consulting Services provided by Avalon Development Corporation
The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Properties from time to time as requested by the Company. Pursuant to the PSA, Avalon will continue to provide certain geological consulting services and exploration activities. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010; stock options to purchase 10,000 shares of common stock of the Company in September 2011; and stock options to purchase 25,000 shares of common stock of the

Company in July 2012. The restricted shares vest over three years beginning in December 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning in September 2011 or July 2012, as applicable, the date such options were granted.
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
Work schedules vary widely from a 7 day per week, 30-day minimum schedule for field related geologists and geological engineers to 40-hours per week schedules for geographic information system and management staff. Because the Company does not have experience exploring or evaluating gold or rare earth element prospects, we rely on Avalon’s exploration expertise to determine whether our exploration activities will be likely to develop commercially viable deposits. Avalon’s mineral exploration services include pre-field planning, in-progress evaluation/modification and post-field critical review. Avalon will continue to work in conjunction with the Company to identify new properties and will conduct the initial exploration for such properties. If the exploratory work on the Properties should prove successful, the Company could develop a wholly-owned mining operation entity to conduct mining operations, contract with mining companies to extract mineral ore from our Properties or enter into a joint venture with or sale of our Properties to an established mining company.
Consulting Services provided by Tetlin Village Council
On October 15, 2010, the Company entered into a consulting agreement, as amended from time to time, (the “Consulting Agreement”) with the Chief of the Tetlin Indian Tribe (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with state of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month in exchange for his services, and can pay discretionary bonuses for successful negotiations.
Marketing and Pricing
Should our exploratory drilling activities prove to be successful, the Company expects to mine ore and derive its revenue principally from the sale of gold and associated minerals or rare earth elements. We may also enter into joint ventures with or sell some or all of our Properties to qualified mining companies. We do not currently have a market for any minerals that may be derived from our Properties. As a result, the Company’s revenues are expected to be determined, to a large degree, by the success of our exploration and any subsequent mining activities and by prevailing prices for gold and rare earth elements. Market prices are dictated by supply and demand, and the Company cannot predict or control the price it will receive for gold ore and rare earth elements.

Adverse Climate Conditions
Climate conditions affect the Company’s ability to conduct exploration activities and mine any ore from its Properties in Alaska. While exploratory drilling and related activities may only be conducted from May to October on certain of our Properties, the Company believes development work and any subsequent mining could be conducted year-round.
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
While there are few rare earth mining companies in the United States, the global rare earth mining and processing markets are competitive. China currently accounts for over 90% of rare earth mineral production and manufacturing, and should our rare earth mining efforts prove to be successful, we may not be able to implement the processing technologies and capabilities that our Chinese counterparts have already established. Our Chinese competitors have greater financial resources, as well as other strategic advantages to maintain, improve and expand their mining programs. In addition, Chinese domestic economic policies may allow Chinese companies to produce at relatively lower costs.
Competitive conditions may be substantially affected by various forms of legislation and regulation considered from time to time by the government of the United States and the state of Alaska, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for minerals, and currency fluctuations.
Government Regulation
Our mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various Federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, our Tetlin Lease is located on land leased from the Tetlin Village Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. We will continue to use our best efforts to ensure that the Company is in compliance with all applicable laws and regulations but the denial of permits required to explore for or mine ore may prevent us from realizing any revenues arising from the presence of minerals on our properties.
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
Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and various laws and regulations administered by the state of Alaska, have a direct bearing on exploration and mining operations conducted in Alaska. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-

consuming, expensive, and uncertain. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.
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

Employees
The Company has three part-time employees. Brad Juneau is the President and Acting Chief Executive Officer of the Company and is responsible for the management of the Company. Sergio Castro is the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and is responsible for the financial affairs of the Company. Yaroslava Makalskaya is the Vice President, Controller and Chief Accounting Officer of the Company and is responsible for the Company’s accounting. As President and Acting Chief Executive Officer, Mr. Juneau devotes approximately 10% of his time to the Company’s business and Mr. Castro and Ms. Makalskaya each devote approximately 10% of their time to the Company’s business. The Company also uses the services of independent consultants and contractors, including JEX, to perform various professional services, including land acquisition, legal, environmental and tax services. JEX has two employees who are a land man and an engineer, respectively, and each devotes less than 1% of his time to the Company’s business. In addition, the Company utilizes the services of Avalon to perform geological, exploration and drilling operation services and independent third party engineering firms to evaluate any reserves.
Directors and Executive Officers
The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Kenneth R. Peak	67	Chairman of the Board
Brad Juneau	52	President, Acting Chief Executive Officer and Director
Sergio Castro	43	Vice President, Chief Financial Officer, Treasurer and Secretary
Yaroslava Makalskaya	43	Vice President, Controller and Chief Accounting Officer
Joseph Compofelice	63	Director
Joseph G. Greenberg	51	Director

Kenneth R. Peak. Mr. Peak has been Chairman of the Board, Chief Executive Officer and a director of the Company since its inception as a wholly-owned subsidiary of Contango. In August 2012, Mr. Peak received a medical leave of absence from his responsibilities at the Company for up to six months. Mr. Peak founded Contango in 1999 and until August 2012 was its Chairman and Chief Executive Officer. Mr. Peak entered the energy industry in 1973 as a commercial banker and held a variety of financial and executive positions in the oil and gas industry prior to founding Contango in 1999. Mr. Peak served as an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS in physics from Ohio University in 1967, and a MBA from Columbia University in 1972. He currently serves as a director of Contango and Patterson-UTI Energy, Inc., a provider of onshore contract drilling services to exploration and production companies in North America.

Brad Juneau. Mr. Juneau was elected President, Acting Chief Executive Officer and a director in August 2012. Mr. Juneau is the sole manager of the general partner of JEX. Prior to forming JEX in 1998, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau was elected a Director of Contango in April 2012, and President and Acting Chief Executive Officer of Contango in August, 2012.
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
Yaroslava Makalskaya. Ms. Makalskaya has been Vice President, Controller and Chief Accounting Officer of the Company since its inception . Ms. Makalskaya has been Vice President, Controller and Chief Accounting Officer of Contango since June 2010 and has approximately 20 years of experience in accounting and finance, including 13 years in public accounting. Prior to joining Contango, Ms. Makalskaya was a director of the Transaction Services practice at PricewaterhouseCoopers, where she assisted clients with M&A transactions as well as advised clients with complex accounting and financial reporting issues. Prior to July 2008 Ms. Makalskaya was a Senior Manager in the audit practice of PricewaterhouseCoopers and Arthur Andersen, where her clients included many US and international companies in energy, utilities, mining and other sectors. Ms. Makalskaya holds a MS degree in Economics from Novosibirsk State University in Russia. Ms. Makalskaya is a Certified Public Accountant.

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
Joseph G. Greenberg. Mr. Greenberg has been a director of the Company since its inception. Mr. Greenberg is founder and President of Alta Resources, L.L.C., an oil and natural gas exploration company. Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company. Mr. Greenberg received a BS in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over twenty-four years of diversified experience in domestic oil and gas exploration.
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
The Board of Directors elected Mr. Peak as Chairman of the Board and Chief Executive Officer prior to Mr. Peak's medical leave of absence for a number of reasons. Mr. Peak is the founder of the Company and beneficially owns approximately 26% of the Company’s common stock, making him the largest shareholder. Mr. Peak has been an active entrepreneur who founded Contango and built the business into a large successful oil and gas company with a market capitalization of approximately $900 million.
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

We depend on the services of our Chairman and implementation of our business plan could be seriously harmed if we lost his services.

We depend heavily on the services of Mr. Kenneth R. Peak, our Chairman, who received a medical leave of absence from the Company for up to six months in August 2012.

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

The Company will have a limited amount of cash to fund its operations following its 2012 exploration program. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations and you may lose your entire investment in the Company.

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

Our Properties are located in the remote regions of Alaska and exploration activities may be limited by weather conditions and limited access and existing infrastructure.

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

We are highly dependent on the technical services provided by our consultant, Avalon, including the exploration of the Properties and exploratory drilling activities, and could be seriously harmed if Avalon terminated its services with us or became otherwise unavailable.

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

Our common stock is thinly traded.

As of September 7, 2012, there are approximately 2.5 million shares of our common stock outstanding, with directors, officers and our technical consultant owning approximately 29% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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
We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths industries, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant.
Lease with Tetlin Village Council
JEX entered into the Tetlin Lease with the Tetlin Village Council, effective as of July 15, 2008. An undivided 50% leasehold interest was sold to Contango Mining pursuant to the Joint Exploration Agreement dated as of September 29, 2009 in exchange for $1 million and a 1% overriding royalty interest. JEX transferred its remaining 50% leasehold interest to Contango Mining as of September 15, 2010 in exchange for an increased overriding royalty aggregating 3% pursuant to an Amended ORRI Agreement. The Tetlin Lease covers approximately 675,000 acres of land, provides for an initial term of ten (10) years, with an option to renew 50% of the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease. While the Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease, the Company's exploration expenditures on the Tetlin Properties through its 2011 exploration program satisfied this requirement because under the Tetlin Lease, exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements.
If the Tetlin Lease is placed into commercial production of precious or non-precious metals, we will be obligated to pay a production royalty to the Native Village of Tetlin, ranging from 2.0% to 5.0%. The Company has purchased 0.75% of this production royalty for $225,000, which reduces the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to repurchase the 0.75% production royalty for $450,000, or a portion thereof. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of $50,000 per year, which is credited toward any production royalty payable to the Tetlin Village Council. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.
Gold Mining Claims
A listing of our state of Alaska unpatented mining claims as of September 7, 2012 for gold and associated minerals are listed in Exhibit 99.1.
REE Mining Claims
A listing of our state of Alaska and Federal mining claims as of September 7, 2012 for rare earth elements are listed in Exhibit 99.2.

Location and Access of our Properties
Our Gold Properties are located in the eastern interior region of Alaska. Access to the Tetlin Project claims is available by road and access to public power is available. The Triple Z Project claims are accessible via an ATV trail from the public road. There is no commercial power available.

Our REE Properties are located throughout the state of Alaska. The Salmon Bay and Stone Rock Bay Project claims are located in the southeastern region of the state. Salmon Bay and Stone Rock are accessible only by aircraft or sea. No commercial sources of power are available. The Alatna, Spooky and Wolf Project claims are located in the interior region and the Swift Project claims are located in western region of Alaska. The Alatna, Spooky, Wolf and Swift claims are accessible by aircraft only and no commercial sources of power are available. We are considering abandoning the Alatna, Spooky, Wolf and Swift claims effective December 1, 2012 to focus our time and resources on the remaining claims.
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
Fees
The following tables set forth the annual state of Alaska and Federal mining claim rental holding costs for the Company’s Alaska projects. Additionally, the state of Alaska claims are subject to annual work commitments. Federal mining claim rents are due and payable in full by August 31 of each year and state of Alaska mining claim rents and work commitments are due and payable by November 30 of each year.
The Company has met the annual work requirements for the Triple Z and TOK/Tetlin claims for the next four years, which is the maximum time frame allowed by Alaska law. The Company's Swift , Wolf and Alatna claims have work commitments totaling $176,800. In lieu of work commitments, the Company can pay $176,800 each year to maintain the claims. The Company's Spooky project is located on state of Alaska lands, but an annual claim rental is not currently required.

Gold Claims:	Triple Z	Tetlin	Totals
# 160 Acre Claims	45	54	99
# 40 Acre Claims	—	68	68
# 20 Acre Fed claims	—	—	—
Total Acres	7,200	11,360	18,560
State Claim Rents—160-acre	$2,200	$7,560	$9,760
State Claim Rents—40-acre	$—	$2,380	$2,380
Fed Claim Rents—20-acre	$—	$—	$—
Totals	$2,200	$9,940	$12,140

REE Claims:	Stone Rock	Salmon Bay	Spooky (1)		Wolf (1)	Alatna (1)	Swift (1)	Totals
# 160 Acre Claims	—	—	166		202	127	113	608
# 40 Acre Claims	—	—	—		—	—	—	—
# 20 Acre Fed claims	49	123	—		—	—	—	172
Total Acres	980	2,460	26,560		32,320	20,320	18,080	100,720
State Claim Rents—160-acre	$—	$—	$23,240		$28,280	$17,780	$15,820	$85,120
State Claim Rents—40-acre	$—	$—	$—		$—	$—	$—	$—
Fed Claim Rents—20-acre	$6,860	$17,220	$—		$—	$—	$—	$24,080
Totals	$6,860	$17,220	$23,240	(2)	$28,280	$17,780	$15,820	$109,200

(1)	We are considering abandoning the Spooky, Wolf, Alatna and Swift claims effective December 1, 2012 to focus our time and resources on the remaining claims.

(2)	Rental not due to the state of Alaska until land is patented .
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
Overriding Royalty Interest
Pursuant to the Amended ORRI Agreement dated September 15, 2010, in consideration of JEX’s assignment of its 50% interest in the Properties to Contango Mining, the Company conveyed an overriding royalty interest to JEX which provides that JEX will receive a 3% of 8/8ths overriding royalty interest on all minerals mined from the Properties held by the Company as of the date of the Amended ORRI Agreement. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a 2% of 8/8ths ORRI on all minerals mined from properties acquired by the Company after July 1, 2012 in the state of Alaska. In addition, we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis, precious or non-precious metals derived from the Tetlin Lease. The Company has purchased 0.75% of this production royalty for $225,000, which reduces the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to repurchase the 0.75% production royalty for $450,000, or a portion thereof.

Item 3.    LEGAL PROCEEDINGS
As of the date of this Form 10-K, we are not a party to any legal proceedings and we are not aware of any proceeding contemplated against us.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the Over-The-Counter Bulleting Board (OTCBB) on December 20, 2010 under the symbol “CTGO”. The table below shows the high and low closing prices of our common stock for the periods indicated.

	High	Low
Fiscal Year 2011:
Quarter ended September 30, 2010	n/a	n/a
Quarter ended December 31, 2010	$12.50	$6.00
Quarter ended March 31, 2011	$19.50	$7.50
Quarter ended June 30, 2011	$18.50	$13.00

Fiscal Year 2012
Quarter ended September 30, 2011	$16.00	$12.50
Quarter ended December 31, 2011	$17.88	$12.50
Quarter ended March 31, 2012	$14.00	$7.77
Quarter ended June 30, 2012	$12.98	$8.65
On September 7, 2012, the closing price of our common stock on the OTCBB was $9.25 per share, and there were 2,480,269 shares of Contango ORE, Inc. common stock outstanding held by approximately 51 registered shareholders.

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
The following table sets forth information about our equity compensation plans at September 7, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b))
Equity compensation plans approved by security holders	—	—	756,094
Equity compensation plans not approved by security holders	—	—	—
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”), which was approved by the Company’s shareholders. Under the 2010 Plan, the Board may grant restricted stock and option awards to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 7, 2012, there were 93,906 restricted shares outstanding and 150,000 options outstanding issued under the 2010 Plan.

Item 6.    NOT REQUIRED AS A SMALLER REPORTING COMPANY

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.
Overview
The Company was formed on September 1, 2010 as a Delaware corporation. We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. We have leased or have control over approximately 794,280 acres of Alaskan Native, Federal and state of Alaska properties for the exploration of gold and associated minerals and rare earth elements.
Insolvency of Company
It is possible that our 2012 summer field work program will not identify any commercially exploitable minerals. Should this occur, or if we determine that recovery of any minerals may not be economically profitable, we may be required to cease operations, dissolve and wind up the business of the Company.
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
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized claim rental expenses of $198,797 for the fiscal year ended June 30, 2012, compared to $281,418 for the fiscal year ended June 30, 2011. The lower level of claim rentals and minimum royalties is due to a reduction in minimum labor costs.
For the fiscal year ended June 30, 2011, we recognized claim rental expenses of $281,418, compared to $192,712 for the fiscal year ended June 30, 2010. The higher level of rentals is due to additional lands acquired in fiscal year 2011.
Exploration Expenses. We incurred approximately $3.5 million of exploration expense for the fiscal year ended June 30, 2012, compared to $2.3 million for the fiscal year ended June 30, 2011. This increase is principally attributable to our summer 2011 work program. Components of exploration expense include drilling, permits, field rentals and field supplies as well as staking, mapping, logging, surveying and plotting expenses. The increase is also attributable to stock-based compensation costs recorded under exploration expense related to the issuance of restricted stock in November 2010 and stock options in September 2011 to our technical consultant, pursuant to the Company's 2010 Equity Compensation Plan. Stock-based compensation costs included in exploration expense totaled $58,326 for the fiscal year ended June 30, 2012, as compared to $21,227 for the fiscal year ended June 30, 2011.
For the fiscal year ended June 30, 2011, we incurred approximately $2.3 million of exploration expense, compared to $0.9 million for the fiscal year ended June 30, 2010. This increase is principally attributable to our summer 2010 work program as well as stock-based compensation expense related to issuing restricted stock in November 2010 to our technical consultant.
Other Operating Expenses. Other operating expenses for the fiscal year ended June 30, 2012 were $28,898, compared to $87,167 for the fiscal year ended June 30, 2011. This decrease is mainly attributable to fewer travel expenses and fees.
Other operating expenses for the fiscal year ended June 30, 2011 were $87,167, compared to $30,485 for the fiscal year ended June 30, 2010. This increase is principally attributable to minimal exploration activities during the fiscal year ended June 30, 2010.

Stock-based Compensation Expenses. We recognized $192,884 of stock-based compensation expense for the fiscal year ended June 30, 2012, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted to our officers and directors in September 2011. For the fiscal year ended June 30, 2011, we recognized $63,681 of stock-based compensation expense related to restricted stock granted to officers and directors in November 2010. All issuances of restricted stock and stock options were made pursuant to the Company’s 2010 Equity Compensation Plan.
General and Administrative Expenses. General and administrative expenses for the fiscal year ended June 30, 2012, 2011 and 2010 were $337,229, $150,810 and $1,677, respectively. The year-over-year increase is attributable to increased legal, accounting and other professional service costs as we implement Sarbanes-Oxley controls and procedures, XBRL reporting requirements, and expand our business and operations.
The Company's directors and officers currently do not receive cash compensation for their work for the Company, nor does the Company reimburse Contango for the shared services of its management officers or shared office space. If the Company continues its business activities, it is possible that we may be required to fund these expenses, which could lead to a significant increase in our general and administrative expenses.
Liquidity and Capital Resources
The Company is in the initial stage of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding was the $3.5 million in cash contributed by Contango which has been fully expended. On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s Chairman and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. After repaying approximately $0.5 million of short-term debt under the Company’s Revolving Line of Credit Promissory Note, the Company is using the remaining $7.9 million to fund its 2012 exploration program in Alaska, estimated at $6.75 million, and for general corporate purposes.

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

On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the equity offering. As of September 7, 2012, there are no amounts outstanding under the CORE Note. The Company may re-borrow any portion of the $1.0 million through December 31, 2012.

Capital Budget. Our 2012 capital expenditure budget calls for us to invest approximately $6.75 million per the table below. As of August 31, 2012, we had invested approximately $4.3 million of this amount.

Program	Budget
Chief Danny Prospect exploration and drilling	$3,600,000
Copper Hill,Taixsalsa, MM, Chisana, W and Triple Z leads	$2,750,000
Rare earth element exploration and claim rentals	$400,000
$6,750,000

We currently have two exploration rigs drilling with one rig focused on our Chief Danny prospect (30 – 40 core holes planned), and one rig dedicated to drilling another approximately 16 - 24 core holes to mature four of our six leads to either the prospect stage or condemnation.

Dissolution of the Company. While the Company was successful in selling shares of Common Stock sufficient to fund its 2012 exploration program, after completion of the 2012 exploration program, the Company anticipates requiring additional funding. If the 2012 exploration program is successful, the Company will be required to seek additional debt or equity funding or capital reorganization. If the 2012 exploration program is not successful, or if the Company is unable to obtain additional funding, the Company may be required to cease operations, dissolve and wind-up the business of the Company.
Off-Balance Sheet Arrangements
None
Contractual Obligations
The Tetlin Lease provides for an initial term of ten years, with an option to renew 50% of the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through our 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, which amounts are credited toward the payment of any production royalties. Additionally, we will pay JEX an overriding royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties.
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
Mineral Property Interests, Exploration and Development Costs: Mineral property interests include interests in the exploration stage mineral properties acquired. The amount capitalized includes costs paid to acquire mineral property interests as well as the costs paid to obtain the lease rights. Exploration costs are expensed as incurred. Development costs are expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Properties determined to be impaired are written-down to the estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and related property, plant and equipment may not be recoverable.
Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, we will measure and recognize compensation expense for all stock-based payments at fair value at the date of grant and amortize the amount over the employee's service period. Management is required to make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

Item 7A. NOT REQUIRED AS A SMALLER REPORTING COMPANY

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F- 15 of this Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting (as that term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2012.
This Annual Report on Form 10-K does not include an attestation report from UHY LLP, the Company's registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by UHY LLP, pursuant to SEC rules that permit the Company to provide only management's report in this Annual Report on Form 10-K.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2012.

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
The financial statements are set forth in pages F-1 to F-15 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011 (2)
10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011 (2)
10.4	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak (1)
10.5	Form of 2010 Equity Compensation Plan (1)
10.6	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)
10.7	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)
10.8	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)
10.9	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)
10.10	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.11	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.12	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. †
14.1	Code of Ethics †
31.1	Section 302 CEO Certification †
31.2	Section 302 CFO Certification †
32.1	Section 906 CEO Certification †
32.2	Section 906 CFO Certification †
99.1	Schedule of Gold Properties (Excluding Tetlin Lease) (2)
99.2	Schedule of REE Properties (2)
99.3	Report of Behre Dolbear & Company (USA) (5)
101	Interactive Data Files †

†	Filed herewith

1	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
2	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
3	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.
4	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.
5	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.
/s/ BRAD JUNEAU	/s/ SERGIO CASTRO	/s/ YAROSLAVA MAKALSKAYA
Brad Juneau President and Acting Chief Executive Officer (principal executive officer)	Sergio Castro Chief Financial Officer (principal financial officer)	Yaroslava Makalskaya Chief Accounting Officer (principal accounting officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRAD JUNEAU	President, Acting Chief Executive Officer and Director	September 11, 2012
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	September 11, 2012
JOSEPH COMPOFELICE

/s/ JOSEPH GREENBERG	Director	September 11, 2012
JOSEPH GREENBERG

CONTANGO ORE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango ORE, Inc.
We have audited the accompanying balance sheets of Contango ORE, Inc. (an exploration stage company) (the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2012 and from Inception (October 15, 2009) to June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Contango ORE, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012 and from Inception (October 15, 2009) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.
/s/ UHY LLP
Houston, Texas
September 11, 2012

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$7,765,265	$2,395,100
Prepaid expenses	138,029	78,158
Total current assets	7,903,294	2,473,258
PROPERTY AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—
Total property and equipment, net	1,008,886	1,008,886
OTHER ASSETS:
Other	225,000	75,000
TOTAL ASSETS	$9,137,180	$3,557,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,728,664	$488,356
Accrued liabilities	73,000	156,408
Total current liabilities	1,801,664	644,764
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 2,480,269 shares issued and outstanding at June 30, 2012; 1,566,467 shares issued and outstanding at June 30, 2011	24,803	15,665
Additional paid-in capital	15,527,205	6,853,515
Accumulated deficit during exploration stage	(8,216,492)	(3,956,800)
SHAREHOLDERS’ EQUITY	7,335,516	2,912,380
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,137,180	$3,557,144

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2012	2011	2010	Period from Inception (October 15, 2009) to June 30, 2012
EXPENSES:
Claim rentals and minimum royalties	$198,797	$281,418	$192,712	$672,927
Exploration expenses	3,501,884	2,271,088	877,762	6,650,734
Other operating expenses	28,898	87,167	30,485	146,550
Stock-based compensation expense	192,884	63,681	—	256,565
General and administrative expenses	337,229	150,810	1,677	489,716
Total expenses	4,259,692	2,854,164	1,102,636	8,216,492
NET LOSS	$4,259,692	$2,854,164	$1,102,636	$8,216,492
LOSS PER SHARE
Basic and diluted	$2.35	$1.82	$0.70	$4.96
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	1,814,072	1,566,467	1,566,467	1,657,393

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2012	2011	2010	Period from Inception (October 15, 2009) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,259,692)	$(2,854,164)	$(1,102,636)	$(8,216,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	251,210	84,908	—	336,118
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(59,871)	155,110	(233,268)	(138,029)
Increase in accounts payable and other accrued liabilities	1,156,900	133,608	511,156	1,801,664
Net cash used in operating activities	(2,911,453)	(2,480,538)	(824,748)	(6,216,739)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	(150,000)	(75,000)	—	(225,000)
Acquisition of properties	—	—	(1,008,886)	(1,008,886)
Net cash used in investing activities	(150,000)	(75,000)	(1,008,886)	(1,233,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholders’ contributions	—	4,950,638	1,833,634	6,784,272
Common stock issuance, net	8,431,618	—	—	8,431,618
Short-term borrowings	500,000	—	—	500,000
Repayment of short-term borrowings	(500,000)	—	—	(500,000)
Net cash provided by financing activities	8,431,618	4,950,638	1,833,634	15,215,890
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,370,165	2,395,100	—	7,765,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,395,100	—	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,765,265	$2,395,100	$—	$7,765,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,917	$—	$—	$14,917

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock			Additional paid-in Capital	Accumulated Deficit Exploration Stage	Total Shareholders’ Equity
	Shares		Amount
Balance at Inception (October 15, 2009)	—	—	$—	$—	$—	$—
Shareholders’ contribution	1,566,467		$15,665	$1,817,969	$—	$1,833,634
Net loss for the period	—		$—	$—	$(1,102,636)	$(1,102,636)
Balance at June 30, 2010	1,566,467		$15,665	$1,817,969	$(1,102,636)	$730,998
Shareholders’ contribution	—		—	4,950,638	—	4,950,638
Stock-based compensation	—		—	84,908	—	84,908
Net loss for the period	—		—	—	(2,854,164)	(2,854,164)
Balance at June 30, 2011	1,566,467		$15,665	$6,853,515	$(3,956,800)	$2,912,380
Stock-based compensation	—		—	251,210	—	251,210
Shares vested	31,302		313	(313)		—
Issuance of common stock, net	882,500		8,825	8,422,793		8,431,618
Net loss for the period	—		—	—	(4,259,692)	(4,259,692)
Balance at June 30, 2012	2,480,269		$24,803	$15,527,205	$(8,216,492)	$7,335,516
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
As of June 30, 2012, the Company held a 100% leasehold interest in 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”). The Tetlin Lease has a ten year term beginning July 2008 with an option to renew 50% of the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease.
Additionally, the Company holds 18,560 acres in unpatented mining claims from the state of Alaska for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Gold Properties”). The Company also holds interests in and to 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3% overriding royalty to Juneau Exploration LLC (“JEX”).
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
Common Stock. The Company’s certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, $0.01, par value. As of June 30, 2012, approximately 2.5 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.
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
Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2012 and 2011 and has not recognized any tax provision or benefit for the applicable period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2012 or 2011.
The Company files income tax returns in the United States and certain state jurisdictions. The Company’s tax returns through fiscal year 2012 remain open for examination by taxing authorities in the respective jurisdictions where those returns are filed.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.
4. Costs Incurred
Costs to acquire and explore the Properties were as follows:

	Year Ended June 30,
	2012	2011	2010	Period from Inception (October 15, 2009 to June 30, 2012
Acquisition of mineral interests	$—	$—	$1,008,886	$1,008,886
Exploration costs and claim rentals	3,700,681	2,552,506	1,070,474	7,323,661
Total costs incurred	$3,700,681	$2,552,506	$2,079,360	$8,332,547
5. Prepaid Expenses
The Company’s prepaid expenses of $138,029 and $78,158 as of June 30, 2012 and 2011, respectively, relate to claim rentals and certain geological consulting services and exploration activities conducted by Avalon.

6. Other Assets
If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty payable to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty, if any, by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. The Company has classified these payments as "Other Assets" in the financial statements of the Company.
7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Year Ended June 30, 2012
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(4,259,692)	1,814,072	$(2.35)
Diluted Loss per Share:
Net loss attributable to common stock	$(4,259,692)	1,814,072	$(2.35)

	Year Ended June 30, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,854,164)	1,566,467	$(1.82)
Diluted Loss per Share:
Net loss attributable to common stock	$(2,854,164)	1,566,467	$(1.82)

	Year Ended June 30, 2010
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	(1,102,636)	1,566,467	(0.70)
Diluted Loss per Share:
Net loss attributable to common stock	(1,102,636)	1,566,467	(0.70)

	Period from Inception (October 15, 2009) to June 30, 2012
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(8,216,492)	1,657,393	$(4.96)
Diluted Loss per Share:
Net loss attributable to common stock	$(8,216,492)	1,657,393	$(4.96)

Options to purchase 50,000 shares of common stock were outstanding as of June 30, 2012, but were not included in the computation of diluted earnings per share for the fiscal year ended June 30, 2012, due to being anti-dilutive as a result of the Company’s net loss for all periods.

8. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of June 30, 2012, we had 2,480,269 shares of common stock outstanding and an additional 112,604 shares of restricted stock and stock options outstanding. No shares of preferred stock have been issued.
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

On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s Chairman and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. After repaying approximately $0.5 million of short-term debt under the Company’s Revolving Line of Credit Promissory Note with Contango, the Company will use the remaining $7.9 million to fund its 2012 exploration program in Alaska, estimated at $6.75 million, and for general corporate purposes. The shares of Common Stock sold were not registered under the Securities Act of 1933, as amended, but are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the equity offering. As of June 30, 2012, there were no amounts outstanding under the CORE Note. The Company may re-borrow any portion of the $1.0 million through December 31, 2012.
10. Stock Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”), which was approved by shareholders on December 8, 2011. Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. The maximum aggregate number of shares of common stock of the Company with respect to which grants may be made to any individual is 100,000 shares during any calendar year. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of June 30, 2012, there were 62,604 restricted shares outstanding and 50,000 options outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Year Ended June 30,
	2012	2011	2010
Stock-based compensation included in:
Exploration expenses (1)	$58,326	$21,227	$—
Stock-based compensation expense (2)	192,884	63,681	—
Total stock-based compensation expense	$251,210	$84,908	$—

(1) Related to restricted stock and stock option awards to the Company's technical consultant
(2) Related to the restricted stock and stock option awards to the Company's directors and employees.

Restricted Stock
In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant, the owner of Avalon Development Corporation, an Alaska-domiciled domestic corporation (“Avalon”). All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. A summary of the Company’s restricted stock as of June 30, 2012 and the change during the year then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2010	—	$—
Granted	93,906	4.65
Vested	—	—
Forfeited	—	—
Nonvested balance at June 30, 2011	93,906	$4.65
Granted	—	—
Vested	(31,302)	4.65
Forfeited	—	—
Nonvested balance at June 30, 2012	62,604	$4.65
As of June 30, 2012, the total compensation cost related to nonvested awards not yet recognized was $206,202. The remaining costs are expected to be recognized over the next 1.5 years.

Stock Options
In September 2011, the Company granted an aggregate of 50,000 options to its officers, directors and the owner of Avalon at a weighted-average exercise price of $13.13 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in September 2012; and one-third in September 2013. The option awards are for services performed during the fiscal year ended June 30, 2011. Under the 2010 Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. As of June 30, 2012, the stock options had a weighted-average remaining life of 4.2 years.
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3—“Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.
A summary of the status of stock options granted under the 2010 Plan as of June 30, 2012 and changes during the year then ended, is presented in the table below:

	For the Year ended June 30, 2012
	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—
Granted	50,000	$13.13
Exercised	—	$—
Forfeited	—	$—
Outstanding, end of period	50,000	$13.13
Aggregate intrinsic value	2,450
Exercisable, end of the period	16,667	$13.13
Aggregate intrinsic value	817
Available for grant, end of period	856,094
Weighted average fair value of options granted during the period (1)	3.38
(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2012: (i)risk-free rate of 0.42 percent; (ii)expected life of 3 years; (iii) expected volatility of 40 percent; and (iv) expected dividend yield of zero percent.
11. Commitments and Contingencies
Tetlin Lease. Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company's exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of June 30, 2012, the Company had paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.
Gold Properties. The Company’s Triple Z and TOK/Tetlin claims are both located on state of Alaska lands. The annual claim rentals on these two projects total $12,140 per year, and are due and payable in full by November 30 of each year. The Company has met the annual labor requirements for the Triple Z and TOK/Tetlin claims for the next four years.
REE Properties. The Company’s Stone Rock and Salmon Bay projects are both located on Federal land. The claim rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. The Company’s Swift , Wolf, and Alatna projects are all located on state of Alaska lands. The claim rentals on these three projects total $61,880 per year, and are due and payable in full by November 30 of each year. Additionally, these three claims also have an annual labor payment totaling $176,800 payable by November 30 of each year, unless the Company meets certain spending requirements for exploration work. The Company’s Spooky project is located on state of Alaska lands, but annual claim rental is not currently required. The Company is considering abandoning these state of Alaska claims effective December 1, 2012 to devote more time and resources to our Stone Rock and Salmon Bay projects and our Gold Properties.
We will also pay JEX an overriding royalty of 3% should we derive revenues from any of the existing Properties and an overriding royalty of 2% should we derive revenues from properties acquired after July 1, 2012.

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

12. Income Taxes

	Year Ended June 30,
	2012	2011	2010	Period from Inception (October 15, 2009 to June 30, 2012
Provision (benefit) at statutory tax rate	$(1,490,892)	$(998,957)	$(385,923)	$(2,875,772)
Permanent differences	—	48,826	11,296	60,122
Valuation allowance	1,490,892	950,131	374,627	2,815,650
Income tax provision	$—	$—	$—	$—
The benefit for income taxes for the periods indicated below are comprised of the following:

	Year Ended June 30,
	2012	2011	2010	Period from Inception (October 15, 2009 to June 30, 2012
Current:
Federal	$—	$—	$—	$—
Deferred:
Federal	$—	$—	$—	$—
The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2012	2011
Deferred tax asset:
Capitalized exploration expenses	$2,452,896	$1,268,004
Stock Option Expenses	89,798	22,289
Net operating losses	272,956	34,465
Valuation allowance	(2,815,650)	(1,324,758)
Net deferred tax assets	$—	$—

These federal net operating loss carry-forwards will begin expiring in 2031.

13. Related Party Transactions

In August 2012, Mr. Brad Juneau, the sole manager of the general partner of Juneau Exploration LLC ("JEX"), was elected to the Board of Directors of the Company and elected as President and Acting Chief Executive Officer of the Company following a medical leave of absence of our Chairman, Mr. Peak. JEX is a private company formed primarily for the purpose of generating natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease.

Contango Mining Company ("Contango Mining"), the predecessor to the Company, was formed in October 2009 for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Properties from JEX in exchange for $1 million and a 1% overriding royalty interest ("ORRI") in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). We estimate that JEX expended approximately $1 million on exploratory activities and related work on the Properties prior to selling the initial 50% interest to Contango Mining. Contango Mining also agreed to reimburse JEX for the next $2 million of exploration costs. During the fiscal year ended June 30, 2011 and 2010, Contango Mining paid JEX approximately $0.9 million and $0.5 million, respectively, for exploration costs incurred by JEX in the state of Alaska.

In September 2010, Contango Mining acquired the remaining 50% interest in the properties by increasing the ORRI granted to JEX to 3% in the Properties. Contango Mining assumed control of the exploration activities and JEX and Contango Mining terminated the Joint Exploration Agreement.
In September 2010, Contango Mining assigned the Properties and certain other assets and liabilities to Contango. On November 29, 2010, Contango contributed the Properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for all of the shares of the Company’s common stock in an amount equal to one share of common stock for each ten (10) shares of Contango's common stock then outstanding. Contango distributed all of the Company’s common stock to Contango’s stockholders of record as of October 15, 2010. The transactions above took place between companies under common control. Contango and the Company share the same executive management team.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for an ORRI of 2% of 8/8ths in newly acquired properties.

On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s Chairman.

The Company currently does not lease office space, but rather uses the corporate offices leased by Contango. Contango’s 60 month lease agreement at 3700 Buffalo Speedway, Ste 960, Houston, TX 77098 expires on December 31, 2015.

14. Subsequent Events

The Company is currently working to acquire additional acreage in the state of Alaska. Accordingly, the Company has paid Chief Danny $15,000 for his assistance in identifying and and helping to acquire such acreage.
In July 2012, the Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant. These options vest over 2 years, beginning in July 2012, the date of the grant. The fair value of the options was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) risk-free rate of 0.69 percent; (ii)expected life of 3 years; (iii) expected volatility of 106.5 percent; and (iv) expected dividend yield of zero percent.

CONTANGO ORE, INC.
QUARTERLY RESULTS OF OPERATIONS (Unaudited)
Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended June 30, 2012, 2011 and 2010:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
Fiscal Year 2012:
Net loss	1,650,170	492,480	243,079	1,873,963
Basic and diluted loss per share	1.05	0.31	0.15	0.76
Fiscal Year 2011:
Net loss	$862,128	$296,237	$140,394	$1,555,405
Basic and diluted loss per share	$0.55	$0.19	$0.09	$0.99
Fiscal Year 2010:
Net loss	n/a	$267,435	$306,134	$529,067
Basic and diluted loss per share	n/a	$0.17	$0.20	$0.34