Form 10-Q
period 2012-09-30
Contango ORE, Inc.
filed 2012-11-14
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 9, 2012 was 2,495,920.

CONTANGO ORE, INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2012 and June 30, 2012 (unaudited)	3
	Statements of Operations for the three months ended September 30, 2012 and 2011 and from Inception (October 15, 2009) to September 30, 2012 (unaudited)	4
	Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and from Inception (October 15, 2009) to September 30, 2012 (unaudited)	5
	Statement of Shareholders’ Equity for the three months ended September 30, 2012 (unaudited)	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	September 30, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$3,169,994	$7,765,265
Prepaid expenses	28,441	138,029
Total current assets	3,198,435	7,903,294
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,008,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,008,886	1,008,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$4,432,321	$9,137,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$756,342	$1,728,664
Accrued liabilities	275,911	73,000
Total current liabilities	1,032,253	1,801,664
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized, 2,480,269 shares issued and outstanding at September 30, 2012 and June 30, 2012	24,803	24,803
Additional paid-in capital	15,828,513	15,527,205
Accumulated deficit during exploration stage	(12,453,248)	(8,216,492)
SHAREHOLDERS’ EQUITY	3,400,068	7,335,516
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,432,321	$9,137,180
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Period from Inception (October 15, 2009)
	2012	2011	to September 30, 2012
EXPENSES:
Claim rentals and minimum royalties	$67,605	$84,138	$740,532
Exploration expenses	3,740,011	1,415,060	10,390,745
Other operating expenses	—	—	146,550
Stock-based compensation expense	226,162	77,522	482,727
General and administrative expenses	202,978	73,450	692,694
Total expenses	4,236,756	1,650,170	12,453,248
NET LOSS	$4,236,756	$1,650,170	$12,453,248
LOSS PER SHARE
Basic and diluted	$1.71	$1.05	$7.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	2,480,269	1,566,467	1,725,966
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Period from Inception (October 15, 2009)
	2012	2011	to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,236,756)	$(1,650,170)	$(12,453,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	301,308	99,782	637,426
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	109,588	(71,445)	(28,441)
Increase (decrease) in accounts payable and other accrued liabilities	(769,411)	$478,403	1,032,253
Net cash used for operating activities	$(4,595,271)	$(1,143,430)	$(10,812,010)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	—	(150,000)	(225,000)
Acquisition of properties	—	—	(1,008,886)
Net cash used in investing activities	$—	$(150,000)	$(1,233,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	—	6,784,272
Common stock issuance, net	—	—	8,431,618
Short-term borrowings	—	—	500,000
Repayment of short-term borrowings	—	—	(500,000)
Net cash provided by financing activities	$—	$—	$15,215,890
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,595,271)	(1,293,430)	3,169,994
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,765,265	2,395,100	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,169,994	$1,101,670	$3,169,994
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional paid-in	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2012	2,480,269	$24,803	$15,527,205	$(8,216,492)	$7,335,516
Stock-based compensation	—	—	301,308	—	301,308
Net loss for the period	—	—	—	(4,236,756)	(4,236,756)
Balance at September 30, 2012	2,480,269	$24,803	$15,828,513	$(12,453,248)	$3,400,068
The accompanying notes are an integral part of this financial statement.

CONTANGO ORE, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS - (Unaudited)
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based, exploration stage company. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for (i) gold ore and associated minerals and (ii) rare earth elements in the state of Alaska.
On November 29, 2010, Contango Mining Company (Contango Mining"), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned the Properties (defined below) and certain other assets and liabilities to Contango. Contango contributed the Properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock. The above transactions occurred between companies under common control. Contango subsequently distributed the Company’s common stock to Contango’s stockholders. The Company had no operating history prior to the contribution of assets and liabilities by Contango. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since Contango Mining’s inception on October 15, 2009 (the “Inception date” or the “Inception”). The equity structure (i.e. the number and type of equity interests issued) for periods prior to November 29, 2010, however, was retroactively adjusted to reflect the capital structure of the Company after November 29, 2010.
The Company is an exploration stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” An investment in the Company involves a high degree of risk. The Company’s fiscal year end is June 30.
The Properties originally contributed by Contango include: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,560 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals (together with the Tetlin Lease, the “Gold Properties”); iii) approximately 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the ”Properties”). If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration LLC (“JEX”). We are considering abandoning the 97,280 acres of state of Alaska REE Properties effective December 1, 2012 to devote more time and resources to our remaining acreage.
During the three months ended September 30, 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. In August 2012, the Company staked an additional 32,216 acres consisting of 226 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of these newly acquired properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
We have now completed our fourth year of exploration efforts on the Properties, which has resulted in identifying one mineral prospect (Chief Danny) and five other gold and copper leads (Taixtsalda, MM, Copper Hill, Chisana and W), as well as an exploration lead on our Triple Z prospect which is located 10 miles north of, and outside the boundaries of, our Tetlin Lease. We expect to know the results of our 2012 exploration program in the December 2012 / January 2013 time frame.
2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

Financial statements for the periods from October 15, 2009 to November 29, 2010 represent financial statements of Contango Mining. All assets and liabilities of Contango Mining contributed to the Company on November 29, 2010 were recorded at the carryover historical cost basis.
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
Mineral Properties. The amount capitalized includes costs paid to acquire mineral property interests as well as the costs paid for Federal and state of Alaska unpatented mining claims. Exploration costs are expensed as incurred. Development costs are expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Properties determined to be impaired are written-down to their estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and any related property, plant and equipment may not be recoverable.
Common Stock. The Company’s certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, par value $0.01. As of September 30, 2012, the Company had 2,480,269 shares of common stock issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company after November 29, 2010.
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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2012 and June 30, 2012 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2012 or June 30, 2012.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Costs Incurred
Costs to acquire and explore the Properties were as follows:

	Three Months Ended September 30,		Period from Inception (October 15, 2009)
	2012	2011	to September 30, 2012
Acquisition of mineral interests	$—	$—	$1,008,886
Exploration costs and claim rentals	3,807,616	1,499,198	11,131,277
Total costs incurred	$3,807,616	$1,499,198	$12,140,163
5. Prepaid Expenses
The Company’s prepaid expenses of $28,441 and $138,029 as of September 30, 2012 and June 30, 2012, respectively, relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"), an Alaska-domiciled domestic corporation.
6. Other Assets
If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty payable to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. The Company has classified these payments as “Other Assets” in the financial statements of the Company.
7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below.

	Three Months Ended September 30, 2012
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(4,236,756)	2,480,269	$(1.71)
Diluted Loss per Share:
Net loss attributable to common stock	$(4,236,756)	2,480,269	$(1.71)

	Three Months Ended September 30, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,650,170)	1,566,467	$(1.05)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,650,170)	1,566,467	$(1.05)

	Period from Inception (October 15, 2009) to September 30, 2012
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(12,453,248)	1,725,966	$(7.22)
Diluted Loss per Share:
Net loss attributable to common stock	$(12,453,248)	1,725,966	$(7.22)

Options to purchase 150,000 shares of common stock were outstanding as of September 30, 2012, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2012, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2012, we had 2,480,269 shares of common stock outstanding and an additional 212,604 shares of restricted stock and stock options outstanding. No shares of preferred stock have been issued.
On November 29, 2010, the Company issued approximately 1.6 million shares of common stock to Contango for distribution to Contango’s stockholders of record as of October 15, 2010 on the basis of one share of common stock for each ten shares of Contango’s common stock then outstanding in exchange for the contribution by Contango of all of the Properties, together with $3.5 million in cash to the Company pursuant to the terms of a Contribution Agreement between Contango and the Company (the “Contribution Agreement”). The Company’s equity structure for the periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company as of November 29, 2010.
In March 2012, the Company completed selling 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Kenneth R. Peak, the Company’s Chairman. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. The Company used these proceeds to fund its 2012 exploration program in Alaska, estimated at $5.8 million, and for general corporate purposes. The shares of Common Stock sold were not registered under the Securities Act of 1933, as amended, but are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 30, 2012, there were 62,604 restricted shares outstanding and 150,000 options outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended September 30,
	2012	2011
Stock-based compensation included in:
Exploration expenses (1)	$75,146	$22,260
Stock-based compensation expense (2)	226,162	77,522
Total stock-based compensation expense	$301,308	$99,782

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant, the owner of Avalon.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.
Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant, the owner of Avalon. All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. As of September 30, 2012, the total compensation cost related to nonvested awards not yet recognized was $169,813. The remaining costs are expected to be recognized over the next fourteen months.

Stock Options. In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to the owner of Avalon at a weighted-average exercise price of $13.13 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in September 2012; and one-third in September 2013. The option awards were granted for services performed during the fiscal year ended June 30, 2011.

In July 2012, the Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant, the owner of Avalon, at a weighted-average exercise price of $10.25 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in July 2013; and one-third in July 2014. The option awards were granted for services performed during the fiscal year ended June 30, 2012.
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – “Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of September 30, 2012, the stock options had a weighted-average remaining life of 4.5 years.
A summary of the status of stock options granted under the 2010 Plan as of September 30, 2012 and changes during the three months then ended, is presented in the table below:

	Three Months Ended September 30, 2012
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2012	50,000	$13.13
Granted	100,000	$10.25
Exercised	—	$—
Forfeited	—	$—
Outstanding, end of period	150,000	$11.21
Aggregate intrinsic value	$—
Exercisable, end of period	66,667	$11.69
Aggregate intrinsic value	$—
Available for grant, end of period	756,094
Weighted average fair value of options granted during the period (1)	$6.02

(1)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2012: (i) risk-free interest rate of 0.69%; (ii) expected life of three years; (iii) expected volatility of 106.5%; and (iv) expected dividend yield of 0%.

10. Line of Credit
On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”). The Company and Contango share common executive officers. The CORE Note contains covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due on December 31, 2012, and may be prepaid at any time with no prepayment penalty. As of September 30, 2012, the Company had no amounts outstanding under the CORE Note.
11. Related Party Transactions
Contango and the Company share the same executive management team. Pursuant to the Contribution Agreement between Contango and the Company, effective as of November 29, 2010, Contango contributed the Properties and $3.5 million in cash to the Company in exchange for shares of common stock of the Company in an amount equal to one share of common stock for each ten shares of Contango’s common stock outstanding as of October 15, 2010.
In August 2012, Mr. Brad Juneau, the sole manager of the general partner of JEX, was appointed to the Board of Directors of the Company and appointed as President and Acting Chief Executive Officer of the Company following a medical leave of absence of our Chief Executive Officer, Mr. Peak. JEX is a private company formed primarily for the purpose of generating natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in the Properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the Properties transferred.
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a production royalty of 2.0% on properties acquired after July 1, 2012.

The Company currently does not lease office space, but rather uses the corporate offices leased by Contango. Contango's 60 month lease agreement at 3700 Buffalo Speedway, Ste 960, Houston, TX 77098 expires on December 31, 2015.
12. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease has a ten year term beginning July 2008 with an option to renew 50% of the acreage for an additional ten years, or so long as we initiate and continue conducting mining operations on the Tetlin Lease. Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company’s exploration expenditures through the 2012 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000. (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and in subsequent years the advance minimum royalty is escalated by an inflation adjustment.
Gold Properties. The Company’s Triple Z, TOK/Tetlin and Eagle claims are all located on state of Alaska lands. The annual claim rentals on these three projects total $41,615 per year, and are due and payable in full by November 30 of each year. The Company has met the annual labor requirements for the Triple Z and TOK/Tetlin claims for the next four years, which is the maximum time allowable by Alaska law.
REE Properties. The Company’s Stone Rock and Salmon Bay claims are both located on Federal land. The claim rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. The Company’s Swift River, Wolf, and Alatna claims are all located on State of Alaska lands. The claim rentals on these three projects total $61,880 per year, and are due and payable in full by November 30 of each year. Additionally, these three claims also have an annual labor payment totaling $176,800 payable by November 30 of each year, unless the Company meets certain spending requirements for exploration work. The Company’s Spooky claim is located on State of Alaska lands, but an annual claim rental is not currently required. The Company is considering abandoning its state of Alaska claims effective December 1, 2012 to devote more time and resources to its Stone Rock and Salmon Bay projects and its Gold Properties.
We will also pay JEX a production royalty of 3.0% should we derive revenues from any of the Properties acquired prior to July 1, 2012, or a production royalty of 2.0% should we derive revenues from properties that JEX helped to acquire after July 1, 2012.

In connection with acquiring all the assets and liabilities of Contango Mining, the Company has assumed any claims, litigation or disputes pending as of the effective date on any matters arising in connection with ownership of the Properties prior to the effective date. The Company is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company's financial position or results of operations.
13. Subsequent Events

In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2012, previously filed with the SEC.
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
Overview
We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. In August 2012 we staked additional mining claims from the state of Alaska for the exploration of gold ore and associated minerals. We now have leased or have control over Federal and state of Alaska properties totaling approximately 826,496 acres for the exploration of gold ore and associated minerals and rare earth elements. We are considering abandoning 97,280 acres of the rare earth element properties effective December 1, 2012 to devote more time and resources to our remaining acreage. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals and rare earth elements through leases or obtaining additional mining claims.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Properties by increasing the overriding royalty interest in the Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. We believe JEX expended approximately $1 million on exploratory activities and related work on the Properties prior to selling the initial 50% interest to Contango Mining. JEX continues to assist the Company in acquiring land in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and Mr. Brad Juneau, the sole manager of the general partner of JEX has recently been elected a director, President and Acting Chief Executive Officer following a medical leave of absence of our Chairman, Mr. Kenneth R. Peak.
The Company was formed on September 1, 2010 as a Delaware corporation and on November 29, 2010, Contango Mining assigned the Properties and certain other assets and liabilities to Contango. Contango contributed the Properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of the Company's common stock. The transactions above took place between companies under common control.
Contango distributed all of the Company's common stock to Contango's stockholders of record as of October 15, 2010, promptly after the effective date of the Company's Registration Statement on Form 10 on the basis of one share of common stock for each ten (10) shares of Contango's common stock then outstanding.
The Company had no operating history prior to the contribution of Contango Mining's assets and liabilities. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since its inception on October 15, 2009 (the “Inception”). The equity structure was retroactively adjusted to reflect the capital structure of the Company. References that describe the operations of the Company include the operations of Contango Mining for the periods prior to November 29, 2010.
Properties
The Properties originally contributed by Contango include:
•A 100% leasehold interest in approximately 675,000 acres from the Tetlin Village Council pursuant to the Tetlin Lease. The Tetlin Lease has a 10 year term beginning July 2008 with an option to renew 50% of the acreage for an additional 10 years. If the properties under the Tetlin Lease are placed into commercial production, the lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase the production royalty payable by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
•Approximately 18,560 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals (together with the Tetlin Lease, the “Gold Properties”).
•Approximately 3,440 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). We are considering abandoning the 97,280 acres of state of Alaska REE Properties effective December 1, 2012 to devote more time and resources to our remaining acreage.
If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX. During the three months ended September 30, 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. In August 2012, the Company staked an additional 32,216 acres consisting of 226 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of these newly acquired properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
Our Properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our Properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths mining industry, we conduct only a perfunctory title examination at the time we lease a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work and at least another two years is likely required in the exploration of our Properties before any determination as to the economic feasibility of a mining venture can be made. Due to the harsh weather in Alaska, our work months are restricted to May through October. The following table summarizes our property holdings as of November 9, 2012:

Mineral	Jurisdiction	Project Name	No. of Claims	Acreage

Gold	Tetlin Village Council	Tetlin Lease	n/a	675,000

	State of Alaska	TOK / Tetlin	131	11,389
		LAD / Triple Z	45	7,200
		Eagle	217	32,187
			393	725,776

Rare Earth Elements	Federal	Salmon Bay	123	2,460
		Stone Rock	49	980

	State of Alaska	Alatna *	127	20,320
		Spooky *	166	26,560
		Wolf *	202	32,320
		Swift *	113	18,080
			780	100,720

Grand Total			1,173	826,496
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
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors, executive officers and our technical consultant beneficially own approximately 31% of our common stock.
In July 2012, the Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant, the owner of Avalon Development Corporation ("Avalon"), an Alaska domiciled domestic corporation. In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant. All options vest over two years, beginning on the date of grant. Additionally, the Company’s directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock in November 2010. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. Upon full vesting of all outstanding restricted stock and stock options, the Company’s directors, executive officers and our technical consultant will own approximately 33% of the Company.
Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. If any of the Properties are placed into commercial production, the Company is obligated to pay a 3.0% production royalty to JEX for Properties acquired by the Company prior to July 1, 2012. JEX will also continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a production royalty of 2.0% on all minerals mined from properties acquired by the Company after July 1, 2012 in the state of Alaska.
Gold Exploration
In August 2012, the Company staked 32,187 acres consisting of 217 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals (the "Eagle" claims) and an additional 29 acres consisting of nine TOK claims. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.
Now in its fourth year, our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and five other gold and copper leads (Taixtsalda, MM, Copper Hill, Chisana and W), as well as an exploration lead on our Triple Z prospect which is located 10 miles north of, and outside the boundaries of, our Tetlin Lease. None of the newly discovered exploration targets are known to host quantifiable mineral resources, none have had metallurgical or mineral processing studies conducted on them and none are near or adjacent to other significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and other than the core drilling completed by the Company in 2011 and

2012, there has been no exploration drilling conducted on any exploration target within the Tetlin Lease. An unknown but small amount of drilling was conducted on the Triple Z lead in the early 1970’s but the details related to this work are not available to the Company. The Company conducted its first drilling on the Triple Z prospect beginning in mid-July 2012. We expect to know the results of our 2012 exploration program in the December 2012 / January 2013 time frame.

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

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Chief Danny	—	569	33	—	—		2,330
2010	Chief Danny	—	251	610	1	—	14,150	—
2011	Chief Danny	1,415	20	668	—	—	3,842,000	—
2012	Chief Danny	5,223	82	1,029	—	—	—	—
	Total	6,638	922	2,340	1	—	3,856,150	2,330
The 2012 exploration program at the Chief Danny prospect began in mid-May and was completed in late September 2012. We originally budgeted $3.6 million to utilize one rig and drill 20,000 feet in 20 to 40 core holes. Initial results from the drilling program at Chief Danny resulted in reallocating funds from our gold, copper and exploration leads to the Chief Danny prospect, which enabled us to utilize two rigs to drill 36,004 feet in 50 core holes. The Company also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny South zone and conducted baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny prospect. We estimate the total cost of our 2012 exploration program on our Chief Danny prospect to be approximately $4.7 million, which also includes geochemical analyses, landholding fees and other related expenses. All field operations were contracted through Avalon.
The 2011 exploration program at the Chief Danny prospect consisted of 1,415 core samples taken over 8,057 feet of drilling in 11 core holes. The geophysics conducted in 2011 was airborne magnetics and resistivity surveys as opposed to the ground IP (induced polarization) that was done in 2010. All field operations were contracted through Avalon. Core drilling and trenching at the Chief Danny prospect in 2011 did not return significant grade-thickness intervals for holes number 1, 3, 6, 8, 9 and 11. For the remaining holes, intervals of gold and copper mineralization were as follows, in grams per ton (“gpt”) for gold and silver and percent for copper:

Hole No.	Depth	Footage with Returns	Grams of Gold	Grams of Silver	Percent Copper
2	328 feet	4 feet	4.94 gpt	143.0 gpt	0.56%
4	735 feet	10 feet	0.94 gpt	1.10 gpt	0.03%
5	1,416 feet	12 feet	3.10 gpt	300.2 gpt	0.26%
7	976 feet	21 feet	7.40 gpt	4.90 gpt	0.15%
10	139 feet	32 feet	1.18 gpt	3.1 gpt	0.04%
Trench	n/a	70 feet	0.69 gpt	8.60 gpt	0.38%
Exploration Leads. For 2012, we originally budgeted to invest approximately $2.75 million on our Triple Z, Taixtsalda, MM, Copper Hill, Chisana and W leads to better define potential drilling targets. Initial results from the drilling program at Chief Danny resulted in reallocating funds from these leads to the Chief Danny prospect, which caused us to scale down our exploration efforts on these leads. We estimate the total cost of our 2012 exploration program on Triple Z, Taixtsalda, MM, Copper Hill, Chisana and W leads to be approximately $1.1 million. All of these exploration targets were generated using a combination of geological, geochemical and geophysical data generated in 2009 through 2011. The Company prioritized these targets in the order presented below.

•Triple Z – Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Triple Z	—	85	115	—	—	—	—
2010	Triple Z	—	—	—	—	—	—	—
2011	Triple Z	—	29	21	6	7	—	—
2012	Triple Z	1,263	—	—	—	—	—	—
	Total	1,263	114	136	6	7	—	—
During 2012, the Company drilled 6,612 feet in six core holes at our Triple Z lead. Analytical results are pending on these holes. Previous year's rock and soil sampling revealed gold values up to 9.07 gpt along with anomalous copper, arsenic and bismuth.
•Taixtsalda – The initial work at the Taixtsalda lead was prompted by magnetic highs on 1970’s airborne data that is suggestive of a porphyry copper signature. Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Taixtsalda	—	—	—	—	—	—	—
2010	Taixtsalda	—	4	—	—	—	—	—
2011	Taixtsalda	—	—	—	—	—	—	—
2012	Taixtsalda	—	—	137	—	—	—	—
	Total	—	4	137	—	—	—	—
During 2012, we performed top of bedrock soil auger sampling to better define drilling targets at our Taixtsalda lead. The airborne magnetics and resistivity collected in 2011 revealed coincident strong magnetic and resistivity highs. Soil sampling was completed in May 2012 and outlined coincident gold and copper anomalies that were used in conjunction with airborne geophysics to target prospective drill holes. Due to the reallocation of funds to the Chief Danny prospect however, no drilling was performed at our Taixtsalda lead during 2012.
•MM – Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	MM	—	—	—	—	—	—	—
2010	MM	—	—	—	—	—	—	—
2011	MM	—	1	304	—	—	—	—
2012	MM	—	—	357	—	—	—	—
	Total	—	1	661	—	—	—	—
During 2012, we performed top of bedrock soil auger sampling to better define our drilling targets at our MM lead. Soil sampling was completed in June 2012 and outlined several distinct gold, arsenic, and copper anomalies that were used in conjunction with airborne geophysics to target prospective drill holes. Due to the reallocation of funds to the Chief Danny prospect however, no drilling was performed at our MM lead during 2012.

In 2009, gold in pan concentrates exceeded 1 gpt at the MM lead. Multiple drainages with over 0.1 gpt gold hits were discovered during our follow-up program in 2010. Our 2011 airborne magnetics data suggests that the area is underlain by a large felsic intrusive.

•Copper Hill – Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Copper Hill	—	—	—	—	—	—	—
2010	Copper Hill	—	105	—	28	41	—	—
2011	Copper Hill	—	16	290	5	1	—	—
2012	Copper Hill	—	—	—	—	—	—	—
	Total	—	121	290	33	42	—	—
Due to the reallocation of funds to the Chief Danny prospect, no work was performed at our Copper Hill lead during 2012. During 2010 and 2011, rock and soil sampling at the Copper Hill lead revealed that copper and gold were most anomalous south of a district-scale thrust fault. Streams draining the highland area generated up to 23 grams of gold per ton in pan concentrate samples, several of which contained visible gold.
•Chisana –Two streams draining in the eastern half of the Chisana lead have generated coarse visible gold. Field related exploration activities at the Chisana lead from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (meters)	Trenching (feet)
2009	Chisana	—	—	—	—	—	—	—
2010	Chisana	—	4	35	17	19	—	—
2011	Chisana	—	—	327	—	—	—	—
2012	Chisana	—	—	—	—	—	—	—
	Total	—	4	362	17	19	—	—
Due to the reallocation of funds to the Chief Danny prospect, no work was performed at our Chisana lead during 2012.

•W and Other Tetlin acreage – Field related exploration activities at the W lead, as well as at other acreage in the Tetlin Lease from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (feet)
2009	W and other Tetlin acreage	—	411	—	94	111	—	—
2010	W and other Tetlin acreage	—	251	90	646	763	—	—
2011	W and other Tetlin acreage	—	1	—	—	—	—	—
2012	W and other Tetlin acreage	—	—	—	—	—	—	—
	Total	—	663	90	740	874	—	—
Due to the reallocation of funds to the Chief Danny prospect, no work was performed at W or other Tetlin acreage during 2012. Pan-stream sampling at the W lead in 2010 revealed one stream generating coarse visible gold.
Rare Earth Elements Exploration
We began exploratory work for rare earth elements on our Salmon Bay and Stone Rock Bay claims on Prince of Wales Island in Southeast Alaska, in the summer of 2011. Our exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling. Both projects are located at tidewater within the Tongass National Forest. Rare earth element mineralization was discovered at these claims by the U.S. Bureau of Mines in the late 1980’s but neither has received subsequent industry exploration until our work in the summer of 2011. Mineralization at both claims is light rare earth-dominant and both projects returned total rare earth element contents ranging from insignificant to greater than 1% in rocks and soils. Mineralization is hosted in mafic to felsic intrusive rocks and remains open to expansion at both claims. Additional exploration work will be required to advance these projects to the drilling stage, but we did not conduct any additional exploration activities in 2012. Annual claim rental fees were paid on the Salmon Bay and Stone Rock projects in August 2012, keeping these claims in good standing through August 31, 2013.
We are considering abandoning our state of Alaska claims consisting of the Alatna, Spooky, Wolf and Swift claims effective December 1, 2012 to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our Gold Properties.

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
Tetlin Village Council. On October 15, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with the Chief of the Tetlin Indian Tribe (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with State of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month in exchange for his services, and can pay discretionary bonuses from time to time for successful negotiations. In August 2012, the Company paid the Consultant an additional $15,000 for his assistance in the Company's efforts to acquire additional acreage in Alaska.
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
Employees
The Company has four part-time employees. Kenneth R. Peak is our Chairman. Mr. Peak is currently on a medical leave of absence for a period of up to six months from August 2012. Brad Juneau is the President and Acting Chief Executive Officer of the Company and is responsible for the management of the Company. Sergio Castro is the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and is responsible for the financial affairs of the Company. Yaroslava Makalskaya is the Vice President, Controller and Chief Accounting Officer of the Company and is responsible for the Company’s accounting.
Off-Balance Sheet Arrangements
None
Contractual Obligations
The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through the 2012 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, which increases by an inflation adjustment beginning in July 2013. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties. The Company also pays claim rentals of $127,575 per year on Federal and State of Alaska acreage, as well as minimum labor payments of $176,800 per year on certain State of Alaska acreage, which is described in Note 12 – Commitments and Contingencies – in the Notes to the Financial Statements on this Report on Form 10-Q.
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
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $67,605 for the three months ended September 30, 2012, compared to $84,138 for the three months ended September 30, 2011. The decrease in claim rentals and minimum royalties is due to a reduction in minimum labor costs, slightly offset by an increase in the advance minimum royalty payable to the Tetlin Village Council to $75,000 per year.
Exploration Expenses. We reported approximately $3.7 million of exploration expense for the three months ended September 30, 2012, compared to approximately $1.4 million for the three months ended September 30, 2011. This increase is primarily attributable to an increase in our summer 2012 work program, as compared to prior year. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel. The increase is also attributable to stock-based compensation expense related to issuing stock options in September 2011 and July 2012 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $75,146 for the three months ended September 30, 2012 as compared to $22,260 for the three months ended September 30, 2011.

Stock-based Compensation Expenses. We recognized $226,162 of stock-based compensation expense for the three months ended September 30, 2012, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011 and July 2012, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $77,522 of stock-based compensation expense for the three months ended September 30, 2011 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 and 2011 were $202,978 and $73,450, respectively. This increase is primarily attributable to increased legal, accounting and other professional service costs related to Sarbanes-Oxley controls and procedures, XBRL reporting requirements, and expand our business and operations.
Liquidity and Capital Resources
The Company is in the initial stage of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.
Liquidity Outlook. Our initial source of funding was the $3.5 million in cash contributed by Contango which has been fully expended. On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s Chairman. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. The Company is using the money raised to fund its 2012 exploration program in Alaska, estimated at $5.8 million, and for general corporate purposes.

Revolving Line of Credit Promissory Note. On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”). The Company and Contango share common executive officers. The CORE Note contains covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due on December 31, 2012, and may be prepaid at any time with no prepayment penalty. As of November 9, 2012, the Company had no amounts outstanding under the CORE Note.
Capital Budget. We expect our 2012 exploration program budget to be approximately $5.8 million as follows:

Program	Budget
Chief Danny Prospect exploration and drilling	$4,700,000
Copper Hill, Taixtsalsa, MM, Chisana, W and Triple Z Leads	$1,100,000

$5,800,000
Of this amount, approximately $0.4 million remains to be invested in the next few months.
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
Risk Factors
In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2012, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.
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
Our focus is on the exploration of our Properties in the State of Alaska. The arctic climate limits most exploration activities to the period from May to October. In addition, the remote location of our Gold Properties as well as our REE Properties may limit access and increase exploration expenses. Higher costs associated with exploration activities and limitation on the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of our Properties and securities.

We are highly dependent on the technical services provided by our consultant, Avalon, including the exploration of the Properties and exploratory drilling activities, and could be seriously harmed if Avalon terminated the services with us or became otherwise unavailable.
Because we have only four part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, we depend upon our consultant, Avalon, for the success of our exploration projects and expect to remain so for the foreseeable future. Our ability to continue conducting exploration activities is in large part dependent upon the efforts of our consultant. As a result, we have limited control over the exploratory operations on the Properties. In addition, highly qualified explorationists and engineers are difficult to attract and retain. We are dependent upon Avalon for assistance in acquiring acreage for our exploration projects in Alaska, planning work programs, conducting field work and interpreting assay results, and expect to remain dependent for the foreseeable future. As a result, the loss of the services of our consultant could have a material adverse effect on us and could prevent us from pursuing our business plan.
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
We hold 151,496 acres in the form of State of Alaska unpatented mining claims, for both gold ore and REE exploration. We also hold approximately 3,440 acres in unpatented U.S. Federal mining claims. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska or the U.S. Federal government, as applicable, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•	The existence and sufficiency of a discovery of valuable minerals;

•	Proper posting and marking of boundaries in accordance with state statutes;

•	Timely payments of annual rentals for the right to continue to hold the mining claims in accordance with state statutes;

•	Timely and proper performance of sufficient annual assessment work; and

•	Possible conflicts with other claims not determinable from descriptions of records.
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
With respect to our Tetlin Lease, we retained title lawyers to conduct a general examination of title to the mineral interest prior to executing the Tetlin Lease. Prior to conducting any mining activity, however, we will obtain a full title review of the

Tetlin Lease to identify more fully any deficiencies in title to the lease and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies may not be cured by us. It does happen, from time to time, that the examination made by title lawyers reveals that the title to properties is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that we may elect to proceed with mining work despite defects to the title identified in a title opinion.
We have entered into the Tetlin Lease with a Native American tribe for the exploration of gold ore and associated minerals. The enforcement of contractual rights against Native American tribes with sovereign powers may be difficult.
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
Our common stock is thinly traded.
There are approximately 2.5 million shares of our common stock outstanding with directors, officers and our technical consultant beneficially owning approximately 31% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Item 4. Controls and Procedures
Brad Juneau, our President and Acting Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Acting Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
As a “smaller reporting company”, we are not required to provide this information. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which identifies and discloses certain risks and uncertainties including, without limitation, certain “Risk Factors”.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of November 9, 2012, we had 2,480,269 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Certain Relationships and Related Transactions, and Director Independence
The Company has instituted policies and procedures for the review, approval and ratification of “related person” transactions as defined under SEC rules and regulations. Our Audit Committee Charter requires management to inform the Audit Committee of all related person transactions. In order to identify any such transactions, among other measures, the Company requires its directors and officers to complete questionnaires identifying transactions with any company in which the officer or director or their family members may have an interest. In addition, our Code of Ethics requires that the Audit Committee review and approve any related party transaction before it is consummated.
Each Board member other than Mr. Peak and Mr. Juneau is an independent director as defined in Section 5605 of the Nasdaq listing standards.
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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.5	Form of 2010 Equity Compensation Plan. (1)

10.6	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.7	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.8	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.9	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.10	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.11	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

31.1	Certification of Acting Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Schedule of Gold Properties (Excluding Tetlin Lease). (2)

99.2	Schedule of REE Properties. (2)

99.3	Schedule of Additional TOK Claims †

99.4	Schedule of Eagle Claims †

99.5	Report of Behre Dolbear & Company (USA), Inc. (4)

101	Interactive Data Files †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 14, 2012	By:	/s/ BRAD JUNEAU
Brad Juneau
President and Acting Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2012	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller (Principal Accounting Officer)