Form 10-Q
period 2012-12-31
Contango ORE, Inc.
filed 2013-02-14
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of February 8, 2013 was 2,519,395.

CONTANGO ORE, INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of December 31, 2012 and June 30, 2012 (unaudited)	4
	Statements of Operations for the three and six months ended December 31, 2012 and 2011 and from Inception (October 15, 2009) to December 31, 2012 (unaudited)	5
	Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and from Inception (October 15, 2009) to December 31, 2012 (unaudited)	6
	Statement of Shareholders’ Equity for the six months ended December 31, 2012 (unaudited)	7
	Notes to the Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	December 31, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$1,534,849	$7,765,265
Prepaid expenses and other	90,228	138,029
Total current assets	1,625,077	7,903,294
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,008,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$3,058,963	$9,137,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$130,806	$1,728,664
Accrued liabilities	25,000	73,000
Total current liabilities	155,806	1,801,664
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 2,519,395 shares issued and outstanding at December 31, 2012; 2,480,269 shares issued and outstanding at June 30, 2012	25,194	24,803
Additional paid-in capital	16,492,662	15,527,205
Accumulated deficit during exploration stage	(13,614,699)	(8,216,492)
SHAREHOLDERS’ EQUITY	2,903,157	7,335,516
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,058,963	$9,137,180
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2012		Six Months Ended December 31, 2012		Period from Inception (October 15, 2009)
	2012	2011	2012	2011	to December 31, 2012
EXPENSES:
Claim rentals and minimum royalties	$31,683	$87,302	$99,288	$171,440	$772,215
Exploration expenses	459,238	284,077	4,199,249	1,699,137	10,849,983
Other operating expenses	—	10,703	—	10,703	146,550
Stock-based compensation expense	504,462	38,454	730,624	115,976	987,189
General and administrative expenses	166,068	71,944	369,046	145,394	858,762
Total expenses	1,161,451	492,480	5,398,207	2,142,650	13,614,699
NET LOSS	$1,161,451	$492,480	$5,398,207	$2,142,650	$13,614,699
LOSS PER SHARE
Basic and diluted	$0.46	$0.31	$2.17	$1.36	$7.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	2,502,102	1,577,423	2,490,990	1,571,788	1,785,669
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2012	2011	to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,398,207)	$(2,142,650)	$(13,614,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	965,848	150,258	1,301,966
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	47,801	(27,521)	(83,028)
Increase (decrease) in accounts payable and other accrued liabilities	(1,645,858)	(496,542)	148,606
Net cash used for operating activities	$(6,030,416)	$(2,516,455)	$(12,247,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	—	(150,000)	(225,000)
Acquisition of properties	(200,000)	—	(1,208,886)
Net cash used in investing activities	$(200,000)	$(150,000)	$(1,433,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	—	6,784,272
Common stock issuance, net	—	—	8,431,618
Short-term borrowings	—	400,000	500,000
Repayment of short-term borrowings	—	—	(500,000)
Net cash provided by financing activities	$—	$400,000	$15,215,890
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,230,416)	(2,266,455)	1,534,849
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,765,265	2,395,100	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,534,849	$128,645	$1,534,849
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional paid-in	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2012	2,480,269	$24,803	$15,527,205	$(8,216,492)	$7,335,516
Stock-based compensation	—	—	301,308	—	301,308
Net loss for the period	—	—	—	(4,236,756)	(4,236,756)
Balance at September 30, 2012	2,480,269	$24,803	$15,828,513	$(12,453,248)	$3,400,068

Stock-based compensation	—	$—	$664,540	$—	$664,540
Shares of restricted stock vested	39,126	391	(391)	—	—
Net loss for the period	—	—	$—	(1,161,451)	(1,161,451)
Balance at December 31, 2012	2,519,395	$25,194	$16,492,662	$(13,614,699)	$2,903,157
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
The Properties originally contributed by Contango include: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,560 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals (together with the Tetlin Lease, the “Gold Properties”) and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the ”Properties”). If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration LLC (“JEX”).
Effective December 1, 2012, the Company abandoned 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements. These abandoned acres were originally contributed by Contango.
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. In August 2012, the Company staked an additional 31,869 acres consisting of 223 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of these newly acquired properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
We have now completed our fourth year of exploration efforts on the Properties, which has resulted in identifying one mineral prospect (Chief Danny) and five other gold and copper leads (Taixtsalda, MM, Copper Hill, Chisana and W), as well as an exploration lead on our Triple Z prospect which is located 10 miles north of, and outside the boundaries of, our Tetlin Lease.
2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

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
Common Stock. The Company’s certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, par value $0.01. As of December 31, 2012, the Company had 2,519,395 shares of common stock issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company after November 29, 2010.
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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2012 and June 30, 2012 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2012 or June 30, 2012.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Costs Incurred
Costs to acquire and explore the Properties were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2012	2011	2012	2011	to December 31, 2012
Acquisition of mineral interests	$200,000	$—	$200,000	$—	$1,208,886
Exploration costs, claim rentals, and minimum royalties	490,921	371,379	4,298,537	1,870,577	11,622,198
Total costs incurred	$690,921	$371,379	$4,498,537	$1,870,577	$12,831,084
5. Prepaid Expenses
The Company’s prepaid expenses of $90,228 and $138,029 as of December 31, 2012 and June 30, 2012, respectively, relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"), an Alaska-domiciled domestic corporation. In November 2012, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2013, as further explained in Note 12 - Commitments and Contingencies.
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
7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$1,161,451	2,502,102	$0.46	$492,480	1,577,423	$0.31
Diluted Loss per Share:
Net loss attributable to common stock	$1,161,451	2,502,102	$0.46	$492,480	1,577,423	$0.31

	Six Months Ended December 31, 2012			Six Months Ended December 31, 2011
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$5,398,207	2,490,990	$2.17	$2,142,650	1,571,788	$1.36
Diluted Loss per Share:
Net loss attributable to common stock	$5,398,207	2,490,990	$2.17	$2,142,650	1,571,788	$1.36

	Period from Inception (October 15, 2009) to December 31, 2012
	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$13,614,699	1,785,669	$7.62
Diluted Loss per Share:
Net loss attributable to common stock	$13,614,699	1,785,669	$7.62

Options to purchase 400,000 shares of common stock were outstanding as of December 31, 2012, but were not included in the computation of diluted earnings per share for the three or six months ended December 31, 2012, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2012, we had 2,519,395 shares of common stock outstanding and an additional 423,478 shares of restricted stock and stock options outstanding. No shares of preferred stock have been issued.
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
In March 2012, the Company completed selling 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Kenneth R. Peak, the Company’s Chairman. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. The Company used these proceeds to fund its 2012 exploration program in Alaska and for general corporate purposes. The shares of Common Stock sold were not registered under the Securities Act of 1933, as amended, but are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.
On December 19, 2012, the Company adopted a Rights Plan. Under the terms of the Rights Plan, each right (a "Right") will entitle the holder to buy 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than our Chairman, Mr. Kenneth Peak, acquires beneficial ownership of 15% or more of the Company's common stock.

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not receive certificates for the Rights, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights may only be exercised during a two-year period and are scheduled to expire on December 19, 2014.
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of December 31, 2012, there were 23,478 restricted shares outstanding and 400,000 options outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Stock-based compensation included in:
Exploration expenses (1)	$160,078	$12,022	$235,224	$34,282
Stock-based compensation expense (2)	504,462	38,454	730,624	115,976
Total stock-based compensation expense	$664,540	$50,476	$965,848	$150,258

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant, the owner of Avalon.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
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

In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. This vesting resulted in compensation expense of $42,454 which was recognized during the three and six months ended December 31, 2012. As of December 31, 2012, the total compensation cost related to nonvested awards not yet recognized was $100,068. The remaining costs are expected to be recognized over the next eleven months.

Stock Options. In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant at a weighted-average exercise price of $13.13 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in September 2012; and one-third in September 2013. The option awards were granted for services performed during the fiscal year ended June 30, 2011.

In July 2012, the Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant, at a weighted-average exercise price of $10.25 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in July 2013; and one-third in July 2014. The option awards were granted for services performed during the fiscal year ended June 30, 2012.

In October 2012, the Compensation Committee elected to immediately vest all stock options held by Mr. Peak. This vesting resulted in compensation expense of $99,517 which was recognized during the three and six months ended December 31, 2012.

In December 2012, the Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant, at a weighted-average exercise price of $10.20 per share pursuant to the 2010 Plan, to be expensed over the vesting period which is one-third immediately; one-third in December 2013; and one-third in December 2014 The option awards were granted for services performed during the fiscal year ended June 30, 2013.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of December 31, 2012, the stock options had a weighted-average remaining life of 4.7 years.

A summary of the status of stock options granted under the 2010 Plan as of December 31, 2012 and changes during the six months then ended, is presented in the table below:

	Six Months Ended December 31, 2012
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2012	50,000	$13.13
Granted - July 2012 (1)	100,000	$10.25
Granted - December 2012 (2)	250,000	$10.20
Exercised	—	$—
Forfeited	—	$—
Outstanding, end of period	400,000	$10.58
Aggregate intrinsic value	$—
Exercisable, end of period	171,667	$10.97
Aggregate intrinsic value	$—
Available for grant, end of period	506,094
Weighted average fair value per share of options granted during the period	$5.34

(1)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the July 2012 grant: (i) risk-free interest rate of 0.69%; (ii) expected life of three years; (iii) expected volatility of 106.5%; and (iv) expected dividend yield of 0%.

(2)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the December 2012 grant: (i) risk-free interest rate of 0.33%; (ii) expected life of 2.5 years; (iii) expected volatility of 87.3%; and (iv) expected dividend yield of 0%.

10. Line of Credit
On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”) which expired on December 31, 2012. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note would bear interest at 10% per annum. As of December 31, 2012, the Company had no amounts outstanding under the CORE Note.
During the six months ended December 31, 2011, the Company had borrowed $400,000 under the CORE Note, and accrued and unpaid interest incurred in that period was $2,861.
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
In August 2012, Mr. Brad Juneau, the sole manager of the general partner of JEX, was appointed to the Board of Directors of the Company and appointed as President and Acting Chief Executive Officer of the Company following a medical leave of absence of our Chief Executive Officer, Mr. Peak. In December 2012, Mr. Juneau was elected President and Chief Executive Officer of the Company. JEX is a private company formed primarily for the purpose of generating natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in the Properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the Properties transferred.
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
12. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as we initiate and continue conducting mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed us to only renew 50% of the acreage, but in December 2012, we paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. We are now able to renew all 675,000 acres in 2018.
Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company’s exploration expenditures through the 2012 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000. (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and in subsequent years the advance minimum royalty is escalated by an inflation adjustment.
Gold Properties. The Company’s Triple Z, TOK/Tetlin and Eagle claims are all located on state of Alaska lands. The annual claim rentals on these three projects total $27,650 per year, and are due and payable in full by November 30 of each year. The Company has met the annual labor requirements for the Triple Z and TOK/Tetlin claims for the next four years, which is the maximum time allowable by Alaska law.
REE Properties. The Company’s Stone Rock and Salmon Bay claims are both located on Federal land. The claim rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. Effective December 1, 2012, the Company abandoned its state of Alaska claims to devote more time and resources to its Stone Rock and Salmon Bay projects and its Gold Properties.
JEX Royalties. We will also pay JEX a production royalty of 3.0% should we derive revenues from any of the Properties acquired prior to July 1, 2012, or a production royalty of 2.0% should we derive revenues from properties that JEX helped to acquire after July 1, 2012.

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
Overview
We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. In August 2012 we staked additional mining claims from the state of Alaska for the exploration of gold ore and associated minerals. We now have leased or have control over Federal and state of Alaska properties totaling approximately 728,869 acres for the exploration of gold ore and associated minerals and rare earth elements. Effective December 1, 2012, we abandoned 97,280 acres of state of Alaska rare earth element properties to devote more time and resources to our remaining acreage. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals and rare earth elements through leases or obtaining additional mining claims.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Properties by increasing the overriding royalty interest in the Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX continues to assist the Company in acquiring land in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and Mr. Brad Juneau, the sole manager of the general partner of JEX, is a director, President and Chief Executive Officer of the Company. Mr. Kenneth R. Peak is on a medical leave of absence and remains our Chairman.
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
Properties
The Properties originally contributed by Contango include:
•A 100% leasehold interest in approximately 675,000 acres from the Tetlin Village Council pursuant to the Tetlin Lease. The Tetlin Lease originally had a 10 year term beginning July 2008 with an option to renew 50% of the acreage for an additional 10 years. In December 2012, we paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. We are now able to renew all 675,000 acres in 2018.

•If the properties under the Tetlin Lease are placed into commercial production, the lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase the production royalty payable by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
•Approximately 18,560 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals (together with the Tetlin Lease, the “Gold Properties”).
•Approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”).
•Effective December 1, 2012, the Company abandoned 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements. These abandoned acres were originally contributed by Contango.
If any of the Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX. In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. In August 2012, the Company staked an additional 31,869 acres consisting of 223 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of these newly acquired properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
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

Mineral	Jurisdiction	Project Name	No. of Claims	Acreage

Gold	Tetlin Village Council	Tetlin Lease	n/a	675,000

	State of Alaska	TOK / Tetlin	131	11,389
		LAD / Triple Z	45	7,200
		Eagle	214	31,840
			390	725,429

Rare Earth Elements	Federal	Salmon Bay	123	2,460
		Stone Rock	49	980
			172	3,440

Grand Total			562	728,869
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
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors, executive officers and our technical consultant beneficially own approximately 33% of our common stock.
In November 2010, the Company’s directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. Upon full vesting of all outstanding restricted stock and stock options, the Company’s directors, executive officers and our technical consultant will own approximately 39% of the Company.
In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon Development Corporation ("Avalon") an Alaska domiciled domestic corporation. In July 2012, the Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant. In December 2012, the Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant. All stock option grants vest over two years, beginning on the date of grant.
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
Gold Exploration
In August 2012, the Company staked 31,840 acres consisting of 214 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals (the "Eagle" claims) and an additional 29 acres consisting of nine TOK claims. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.
Now in its fourth year, our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and five other gold and copper leads (Taixtsalda, MM, Copper Hill, Chisana and W), as well as an exploration lead on our Triple Z prospect which is located 10 miles north of, and outside the boundaries of, our Tetlin Lease. None of the our exploration targets may yet be classified as a mineral resources and none have had metallurgical or mineral processing studies conducted on them. There has been no recorded past placer or lode mining on these leads, and other than the core drilling completed by the Company in 2011 and 2012, there has been no exploration drilling conducted on any exploration target within the Tetlin Lease. An unknown but small amount of drilling was conducted on the Triple Z lead in the early 1970’s but the details related to this work are not available to the Company. The Company conducted its first drilling on the Triple Z prospect beginning in mid-July 2012.

Chief Danny Prospect. We are pleased with the results of our 2012 exploration program. We found what we believe to be exceptional grade for the area. The Chief Danny prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas, the Peak zone, Chief Danny zone, Roadcut zone and the Saddle zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned hydrothermal system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle zone. Mineralization remains open to expansion, particularly to the west and south. From 2009 through 2012, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	571	33	—	—	—	—	2,330
2010	Chief Danny	—	317	760	1	—	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	—	—
2012	Chief Danny	5,223	82	534	—	—	36,004	—	—
	Total	6,490	990	2,015	1	—	44,061	14	2,330
The 2012 exploration program at the Chief Danny prospect began in mid-May and was completed in mid-October 2012. We originally budgeted $3.6 million to utilize one rig and drill 20,000 feet in 20 to 40 core holes. Initial results from the drilling program at Chief Danny resulted in reallocating funds from our gold, copper and exploration leads to the Chief Danny prospect, which enabled us to utilize two rigs to drill 36,004 feet in 50 core holes. The Company also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny South zone and conducted baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny prospect. The total cost of our 2012 exploration program on our Chief Danny prospect was approximately $4.4 million, which also included geochemical analysis, claim rentals and other related expenses. All field operations were contracted through Avalon.
The 2012 exploration program expanded on previously drilled areas and intercepted high grade gold and copper mineralization in the newly designated Peak Zone discovery. The results from four holes contained high gold values over substantial widths, with the best section grading an average 192 feet grading 11.996 ppm gold, 9.1 ppm silver and 0.243% copper in one hole; 14.5 feet grading 46.148 ppm gold, 25.9 ppm silver and 0.518% copper in another hole; and 120 feet grading 0.309 ppm gold, 71.6 ppm silver and 1.114% copper in another hole. In general, all of the holes intercepted a 100 to 125 foot wide zone of alteration and mineralization. The mineralization dips at a low angle to the north and trends northwest-southeast. In addition to gold, silver and copper, other anomalous metals include arsenic, bismuth, cobalt, molybdenum and tin with lesser, more sporadic anomalous lead and zinc.
Following discovery of the Peak Zone, additional drilling was completed along strike to the northwest and southeast, eventually extending gold and/or copper mineralization over approximately 1700 feet of strike. Gold grades in excess of 1 ppm were encountered in all of these holes. Alteration and sulfide mineralization styles were identical along the entire strike length drilled in 2012. As a result of the success of our 2012 exploration program, we intend to raise additional capital for the 2013 exploration program.
The 2011 exploration program at the Chief Danny prospect consisted of 1,267 core samples taken over 8,057 feet of drilling in 11 core holes. The geophysics conducted in 2011 was airborne magnetics and resistivity surveys as opposed to the ground IP (induced polarization) that was done in 2010. All field operations were contracted through Avalon. Core drilling and trenching at the Chief Danny prospect in 2011 did not return significant grade-thickness intervals for holes number 1, 3, 6, 8, 9 and 11. For the remaining holes, intervals of gold and copper mineralization were as follows, in grams per ton (“gpt”) for gold and silver and percent for copper:

Hole No.	Depth	Footage with Returns	Grams of Gold	Grams of Silver	Percent Copper
2	328 feet	4 feet	4.94 gpt	143.0 gpt	0.56%
4	735 feet	10 feet	0.94 gpt	1.10 gpt	0.03%
5	1,416 feet	12 feet	3.10 gpt	300.2 gpt	0.26%
7	976 feet	21 feet	7.40 gpt	4.90 gpt	0.15%
10	139 feet	32 feet	1.18 gpt	3.1 gpt	0.04%
Trench	n/a	70 feet	0.69 gpt	8.60 gpt	0.38%

Exploration Leads. For 2012, we originally budgeted to invest approximately $2.75 million on our Triple Z, Taixtsalda, MM, Copper Hill, Chisana and W leads to better define potential drilling targets. Initial results from the drilling program at Chief Danny resulted in reallocating funds from these leads to the Chief Danny prospect, which caused us to scale down our exploration efforts on these leads. The total cost of our 2012 exploration program on Triple Z, Taixtsalda, MM, Copper Hill, Chisana and W leads was approximately $1.0 million. All of these exploration targets were generated using a combination of geological, geochemical and geophysical data generated in 2009 through 2011. The Company prioritized these targets in the order presented below.
•Triple Z – Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (kilometers)	Trenching (feet)
2009	Triple Z	—	85	115	—	—	—	—
2010	Triple Z	—	—	—	—	—	—	—
2011	Triple Z	—	29	21	6	7	—	—
2012	Triple Z	1,263	—	—	—	—	—	—
	Total	1,263	114	136	6	7	—	—
During 2012, the Company drilled 6,642 feet in six core holes at our Triple Z lead. Analytical results are pending on these holes. Previous year's rock and soil sampling revealed gold values up to 9.07 gpt along with anomalous copper, arsenic and bismuth.
•Taixtsalda – The initial work at the Taixtsalda lead was prompted by magnetic highs on 1970’s airborne data that is suggestive of a porphyry copper signature. Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (kilometers)	Trenching (feet)
2009	Taixtsalda	—	—	—	—	—	—	—
2010	Taixtsalda	—	4	—	—	—	—	—
2011	Taixtsalda	—	—	—	—	—	—	—
2012	Taixtsalda	—	—	137	—	—	—	—
	Total	—	4	137	—	—	—	—
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
•MM – Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (kilometers)	Trenching (feet)
2009	MM	—	—	—	—	—	—	—
2010	MM	—	—	—	—	—	—	—
2011	MM	—	1	304	—	—	—	—
2012	MM	—	—	357	—	—	—	—
	Total	—	1	661	—	—	—	—
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

•Copper Hill – Field related exploration activities from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (kilometers)	Trenching (feet)
2009	Copper Hill	—	—	—	—	—	—	—
2010	Copper Hill	—	105	—	28	41	—	—
2011	Copper Hill	—	16	290	5	1	—	—
2012	Copper Hill	—	—	—	—	—	—	—
	Total	—	121	290	33	42	—	—
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
•Chisana –Two streams draining in the eastern half of the Chisana lead have generated coarse visible gold. Field related exploration activities at the Chisana lead from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chisana	—	—	—	—	—	—	—
2010	Chisana	—	4	35	17	19	—	—
2011	Chisana	—	—	327	—	—	—	—
2012	Chisana	—	—	—	—	—	—	—
	Total	—	4	362	17	19	—	—
Due to the reallocation of funds to the Chief Danny prospect, no work was performed at our Chisana lead during 2012.

•W and Other Tetlin acreage – Field related exploration activities at the W lead, as well as at other acreage in the Tetlin Lease from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (kilometers)	Trenching (feet)
2009	W and other Tetlin acreage	—	411	—	94	111	—	—
2010	W and other Tetlin acreage	—	251	90	646	763	—	—
2011	W and other Tetlin acreage	—	1	—	—	—	—	—
2012	W and other Tetlin acreage	—	—	—	—	—	—	—
	Total	—	663	90	740	874	—	—
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
Effective December 1, 2012, we abandoned our state of Alaska claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our Gold Properties.

Consulting Services
Avalon Development Corporation. The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Properties from time to time as requested by the Company. Pursuant to the PSA, Avalon will continue to provide certain geological consulting services and exploration activities. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010; stock options to purchase 10,000 shares of common stock of the Company in September 2011; stock options to purchase 25,000 shares of common stock of the Company in July 2012; and stock options to purchase 75,000 shares of common stock in December 2012. The restricted shares vest over three years beginning in November 2011, the one-year anniversary of the date the shares were granted. The stock options vest over two years beginning on the date such options were granted.

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
Off-Balance Sheet Arrangements
None
Contractual Obligations
The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through the 2012 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of December 31, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, which increases by an inflation adjustment beginning in July 2013. In November 2012, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2013. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Properties. The Company pays claim rentals of $51,730 per year on Federal and state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.
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
Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $31,683 for the three months ended December 31, 2012, compared to $87,302 for the three months ended December 31, 2011. The decrease in claim rentals and minimum royalties is due to a reduction in minimum labor costs and the release of our state of Alaska REE Properties, slightly offset by an increase in the advance minimum royalty payable to the Tetlin Village Council to $75,000 per year.
Exploration Expenses. We reported approximately $0.5 million of exploration expense for the three months ended December 31, 2012, compared to approximately $0.3 million for the three months ended December 31, 2011. This increase is primarily attributable to an increase in our summer 2012 work program. Components of exploration expense included drilling costs, field rentals and field supplies as well as helicopters, transportation, fuel and other geophysical and geochemical expenses. The increase is also attributable to stock-based compensation expense related to issuing stock options in September 2011, July 2012 and December 2012 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $160,078 for the three months ended December 31, 2012 as compared to $12,022 for the three months ended December 31, 2011.

Stock-based Compensation Expenses. We recognized approximately $0.5 million of stock-based compensation expense for the three months ended December 31, 2012, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, July 2012 and December 2012, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $38,454 of stock-based compensation expense for the three months ended December 31, 2011 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2012 and 2011 were $166,068 and $71,944, respectively. This increase is primarily attributable to increased legal costs associated with the Rights Plan and preliminary efforts to raise capital for the 2013 exploration program.
Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $99,288 for the six months ended December 31, 2012, compared to $171,440 for the six months ended December 31, 2011. The decrease in claim rentals and minimum royalties is due to a reduction in minimum labor costs and the release of our state of Alaska REE Properties, slightly offset by an increase in the advance minimum royalty payable to the Tetlin Village Council to $75,000 per year.
Exploration Expenses. We reported approximately $4.2 million of exploration expense for the six months ended December 31, 2012, compared to approximately $1.7 million for the six months ended December 31, 2011. This increase is primarily attributable to an increase in our summer 2012 work program, as compared to prior year. Components of exploration expense included drilling costs, field rentals and field supplies as well as helicopters, transportation, fuel and other geophysical and geochemical expenses. The increase is also attributable to stock-based compensation expense related to issuing stock options in September 2011, July 2012 and December 2012 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $235,224 for the six months ended December 31, 2012 as compared to $34,282 for the six months ended December 31, 2011.

Stock-based Compensation Expenses. We recognized approximately $0.7 million of stock-based compensation expense for the six months ended December 31, 2012, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, July 2012 and December 2012, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $115,976 of stock-based compensation expense for the six months ended December 31, 2011 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2012 and 2011 were $369,046 and $145,394, respectively. This increase is primarily attributable to increased legal costs associated with the Rights Plan and preliminary efforts to raise capital for the 2013 exploration program, and XBRL reporting requirements.
Liquidity
The Company is in the initial stage of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.
Liquidity Outlook. Our initial source of funding was the $3.5 million in cash contributed by Contango which has been fully expended. On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s Chairman. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. The Company has used the money raised to fund its 2012 exploration program in Alaska and for general corporate purposes.

During the next three months, the Company intends to raise between $12.0 million and $18.0 million to fund its 2013 exploration program, which runs from April - October. Possible sources of funding include equity offerings, borrowings from financial institutions and offering of debt securities. Equity offerings could cause substantial dilution of our common stock, while any incurred debt would increase our leverage and add to our need for cash to service such debt. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

Revolving Line of Credit Promissory Note. On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”) which expired on December 31, 2012. The Company and Contango share common executive officers. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibited liens on any of our assets or properties. Borrowings under the CORE Note would bear interest at 10% per annum. As of December 31, 2012, the Company had no amounts outstanding under the CORE Note.

2013 Exploration Program and Additional Capital Required
After the 2012 summer exploration program was completed, the Company engaged a third party to incorporate the Company's drill hole data with the Company's airborne geophysical survey of the area completed in 2011. The survey compared the magnetic and electrical properties of the drill hole cores with the 2011 survey. The results from all of the data collected from our 2011 and 2012 drilling programs, as well as all of our surface samples, was provided to our lead geophysical contractor, Zonge International, Inc. (“Zonge”), to be included in a reinterpretation of all data from the Tetlin Hills area, one of four areas of the Tetlin Properties covered by the 2011 airborne geophysical program. A map was constructed by Zonge indicating the location where the highest grades of gold and/or copper (+5 ppm gold and/or +0.5% copper) were found in the Peak Zone drill holes. These drill holes are located in a zone of coincident high magnetic and high conductivity response colored purple on the map indicating that the highest grade gold and/or copper samples are hosted in rocks that are both magnetic and conductive. Drill holes with lower levels of gold and/or copper mineralization (1 to 5 ppm gold and/or 0.1 to 0.5% copper) were located in areas with moderate level magnetic-conductivity responses colored red to yellow on the map. The image also indicates that drill holes that did not intersect any significant gold and/or copper mineralization were located in areas with coincident low magnetic and low conductivity responses colored green on the map. The Company believes these correlations between the drill hole geochemistry and the airborne data give us a tool to reduce our risk of drilling barren holes, and may provide a method for the direct detection of gold/copper mineralization going forward. The majority of the initial drilling planned for 2013 is based on drilling the areas with the coincident high magnetic and low resistivity responses similar to the Peak Zone, as well as further delineating the Peak Zone itself.

The Company's 2013 exploration program depends on how much capital is raised. If we are able to raise $14.0 million, we will seek to:

•	Utilize airborne and ground geophysical data to allow direct targeting of gold-copper zones,

•	Continue or initiate exploration and expansion drilling at the Peak Zone, Chief Danny, MM, Chisana and Copper Hill prospects,

•	Conduct additional airborne magnetics and resistivity surveys over Tetlin and Eagle land blocks,

•	Complete reconnaissance exploration pan concentrate and stream sediment sampling programs, and

•	Increase baseline environmental programs, including water sampling, cultural resource assessments and wetlands mapping.

Peak Zone. For 2013, we intend to drill an additional 20,000 feet in 20 to 30 core holes in the Peak Zone of the Chief Danny Prospect. Additionally, we will conduct baseline water quality sampling cultural resource assessments and wetlands mapping. We have budgeted approximately $3.25 million for this work which includes drilling, geochemical analyses, claim rentals and other related expenses. Pending results, an initial resource estimate on the Peak Zone will be included in this part of the 2013 exploration program.
Chief Danny Prospect (Other). For 2013, we intend to drill 15,000 feet in 15 to 20 core holes targeting coincident geotechnical magnetic-conductivity anomalies in other locations in the Chief Danny Prospect. We have budgeted approximately $2.625 million for this work.
Exploration Leads. For 2013, we have budgeted to invest approximately $5.625 million on our Copper Hill, MM, and Chisana leads to drill 32,000 feet in 23 to 35 core holes.
The Company has also budgeted (i) $750,000 for airborne geophysics work to cover additional prospective lands in the Tetlin Hills, our Eagle claims and lands southwest of the Tetlin Lake, (ii) $750,000 for reconnaissance exploration to conduct soil and rock sampling on the Tetlin Lease and our Eagle claims, and (iii) $500,000 for the application of our proprietary exploration model to prospective lands in east-central Alaska. The Company has budgeted an additional $500,000 for road repair and community relations work not included in the 2013 exploration program budget.
Dissolution of the Company. Proceeds raised will be used primarily to finance the 2013 exploration program. If we are not successful in obtaining at least $12.0 million, our capital exploration program for 2013 will be limited and we will need to reduce our planned drilling operations. Additionally, if we are not successful in obtaining any additional funding, we will not be able to conduct any exploration activities in 2013. As a result, we may be required to enter into a joint venture or sale of our properties or other reorganization of the Company, as well as possibly cease operations, dissolve and wind up the business of the Company.
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
We have depended on the services of our Chairman and implementation of our business plan could be seriously harmed if we lost his services.
We have depended on the services of Mr. Kenneth R. Peak, our Chairman, who has received a medical leave of absence from the Company. Mr. Peak does not expect to return to full time service to the Company and Mr. Brad Juneau, the founder of the Tetlin project, was recently elected President and Chief Executive Officer of the Company.
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

We may not have sufficient capital for our 2013 exploration program and may be required to cease operations.

The Company has a limited amount of cash to fund its 2013 exploration program. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations and you may lose your entire investment in the Company.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.
Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund any exploration activities in 2013. Our ability to raise capital will depend on many factors, including the results of our 2012 exploration program and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our Properties in an untimely fashion or on less than favorable terms.
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
We hold 50,429 acres in the form of state of Alaska unpatented mining claims, for gold ore exploration. We also hold approximately 3,440 acres in unpatented U.S. Federal mining claims for REE exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the state of Alaska or the U.S. Federal government, as applicable, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

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
In December 2012, our Board of Directors adopted a shareholder rights plan (“Rights Plan”) pursuant to which one preferred stock purchase right was distributed as a dividend on each share of our Common Stock held of record as of the close of business on December 20, 2012. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding Common Stock, and thereby adversely affect the market price of our Common Stock.
In addition, our certificate of incorporation, bylaws, the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our Common Stock that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of Common Stock. Among other things, these provisions:

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
Our common stock is thinly traded.
There are approximately 2.5 million shares of our common stock outstanding with directors, officers and our technical consultant beneficially owning approximately 37% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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
Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Acting Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of February 8, 2013, we had 2,519,395 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

On December 19, 2012, the Company adopted a Rights Plan that is designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to all of the Company's stockholders. The Rights Plan is not intended, nor will it operate, to prevent an acquisition of the Company on terms that are favorable and fair to all stockholders.

Under the terms of the Rights Plan, each right (a "Right") will entitle the holder to buy 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than our Chairman, Mr. Kenneth Peak, who currently beneficially owns approximately 26.5% of the Company, acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in such a person or group owning 15% or more of the common stock (the “Triggering Event”). Only when one or more of these events occur will stockholders receive certificates for the Rights.

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not actually receive certificates for the Rights at this time, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights may only be exercised during a two-year period and are scheduled to expire on December 19, 2014. Upon a Triggering Event, stockholders of the Company will receive certificates for the Rights.

If any person actually acquires 15% or more of shares of common stock - other than through a tender or exchange offer for all shares of common stock that provides a fair price and other acceptable terms for such shares - or if a 15%-or-more stockholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which the Company survives and its shares of common stock remain outstanding, the other stockholders will be able to exercise the Rights and buy shares of common stock of the Company having approximately twice the value of the exercise price of the Rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase a certain number of the other party's common stock in an amount equal to approximately twice the value of the exercise price of the Rights.

The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the earlier of (i) the tenth day following public announcement that a person has acquired a 15% ownership position in shares of common stock of the Company or (ii) the final expiration date of the Rights. The Company in its discretion may extend the period during which it may redeem the Rights.

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
Each Board member other than Mr. Peak and Mr. Juneau is an independent director as defined in the listing standards.
Item 6. Exhibits

(a)	Exhibits:
The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (1)

4.2	Certificate of Designation of Series F Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

10.1
Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. †

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Schedule of Gold Properties (Excluding Tetlin Lease). (2)

99.2	Schedule of REE Properties. (2)

99.3	Schedule of Additional TOK Claims (7)

99.4	Schedule of Eagle Claims †

99.5	Report of Behre Dolbear & Company (USA), Inc. (4)

101	Interactive Data Files †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 14, 2013	By:	/s/ BRAD JUNEAU
Brad Juneau
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2013	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2013	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)