Form 10-Q
period 2013-03-31
Contango ORE, Inc.
filed 2013-05-15
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of May 10, 2013 was 3,750,394.

CONTANGO ORE, INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets (unaudited) as of March 31, 2013 and June 30, 2012	4
	Statements of Operations (unaudited) for the three and nine months ended March 31, 2013 and 2012 and from Inception (October 15, 2009) to March 31, 2013	5
	Statements of Cash Flows (unaudited) for the nine months ended March 31, 2013 and 2012 and from Inception (October 15, 2009) to March 31, 2013	6
	Statement of Shareholders’ Equity (unaudited) for the nine months ended March 31, 2013	7
	Notes to the Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$15,944,387	$7,765,265
Prepaid expenses and other	64,660	138,029
Total current assets	16,009,047	7,903,294
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,008,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$17,442,933	$9,137,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$821,372	$1,728,664
Accrued liabilities	—	73,000
Total current liabilities	821,372	1,801,664
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,750,394 shares issued and outstanding at March 31, 2013; 2,480,269 shares issued and outstanding at June 30, 2012	37,504	24,803
Additional paid-in capital	30,699,789	15,527,205
Accumulated deficit during exploration stage	(14,115,732)	(8,216,492)
SHAREHOLDERS’ EQUITY	16,621,561	7,335,516
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,442,933	$9,137,180
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31		Period from Inception (October 15, 2009)
	2013	2012	2013	2012	to March 31, 2013
EXPENSES:
Claim rentals and minimum royalties	$31,683	$87,345	$130,971	$258,785	$803,898
Exploration expenses	246,732	37,558	4,445,981	1,736,695	11,096,715
Other operating expenses	—	12,139	—	22,842	146,550
Stock-based compensation expense	127,540	38,454	858,164	154,430	1,114,729
General and administrative expenses	95,078	67,583	464,124	212,977	953,840
Total expenses	501,033	243,079	5,899,240	2,385,729	14,115,732
NET LOSS	$501,033	$243,079	$5,899,240	$2,385,729	$14,115,732
LOSS PER SHARE
Basic and diluted	$0.19	$0.15	$2.32	$1.49	$7.64
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	2,642,495	1,641,894	2,537,466	1,598,203	1,846,871
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2013	2012	to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,899,240)	$(2,385,729)	$(14,115,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,151,370	200,734	1,487,488
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	73,369	4,944	(64,660)
Increase (decrease) in accounts payable and accrued liabilities	(980,292)	(166,955)	821,372
Net cash used for operating activities	$(5,654,793)	$(2,347,006)	$(11,871,532)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	—	(150,000)	(225,000)
Acquisition of properties	(200,000)	—	(1,208,886)
Net cash used in investing activities	$(200,000)	$(150,000)	$(1,433,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	—	6,784,272
Common stock and warrants issuance, net	14,033,915	8,431,618	22,465,533
Short-term borrowings	—	500,000	500,000
Repayment of short-term borrowings	—	(500,000)	(500,000)
Net cash provided by financing activities	$14,033,915	$8,431,618	$29,249,805
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,179,122	5,934,612	15,944,387
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,765,265	2,395,100	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,944,387	$8,329,712	$15,944,387
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid In	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2012	2,480,269	$24,803	$15,527,205	$(8,216,492)	$7,335,516
Stock-based compensation	—	—	301,308	—	301,308
Net loss for the period	—	—	—	(4,236,756)	(4,236,756)
Balance at September 30, 2012	2,480,269	$24,803	$15,828,513	$(12,453,248)	$3,400,068

Stock-based compensation	—	$—	$664,540	$—	$664,540
Shares of restricted stock vested	39,126	391	(391)	—	—
Net loss for the period	—	—	$—	(1,161,451)	(1,161,451)
Balance at December 31, 2012	2,519,395	$25,194	$16,492,662	$(13,614,699)	$2,903,157

Issuance of common stock	1,230,999	$12,310	$9,931,445	$—	$9,943,755
Warrants	—	—	4,828,245	—	4,828,245
Cost of stock and warrant issuance	—	—	(738,085)	—	(738,085)
Stock-based compensation	—	—	185,522	—	185,522
Net loss for the period	—	—	—	(501,033)	(501,033)
Balance at March 31, 2013	3,750,394	$37,504	$30,699,789	$(14,115,732)	$16,621,561
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

On April 19, 2013, the Company's founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67. Mr. Peak was diagnosed with an inoperable brain tumor in August 2012 that he was no longer able to battle.
On November 29, 2010, Contango Mining Company ("Contango Mining"), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned the Original Properties (defined below) and certain other assets and liabilities to Contango. Contango contributed the Original Properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock. The above transactions occurred between companies under common control. Contango subsequently distributed the Company’s common stock to Contango’s stockholders. The Company had no operating history prior to the contribution of assets and liabilities by Contango. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since Contango Mining’s inception on October 15, 2009 (the “Inception date” or the “Inception”). The equity structure (i.e. the number and type of equity interests issued) for periods prior to November 29, 2010, however, was retroactively adjusted to reflect the capital structure of the Company after November 29, 2010.
The Company is an exploration stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” An investment in the Company involves a high degree of risk. Our fiscal year end is June 30.
The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (collectively, the "Original Properties”). If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration LLC (“JEX”).
Effective December 1, 2012, the Company abandoned 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements. These abandoned acres were also originally contributed by Contango.
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). In August 2012, the Company staked an additional 31,736 acres consisting of 223 unpatented state of Alaska mining claims. In March 2013, the Company staked an additional 15,360 acres consisting of 96 unpatented state of Alaska mining claims, and in April 2013 the Company staked an additional 24,800 acres consisting of 155 unpatented State of Alaska mining claims, all in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
We have completed our fourth year of exploration efforts on the Original Properties, which has resulted in identifying one mineral prospect (Chief Danny) and five other gold and copper leads (Taixtsalda, MM, Copper Hill, Chisana and W), as well as an exploration lead on our Triple Z prospect which is located 10 miles north of, and outside the boundaries of, our Tetlin Lease.
2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

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
Mineral Properties. The amount capitalized includes costs paid to acquire mineral property interests as well as the costs paid for Federal and state of Alaska unpatented mining claims. Exploration costs are expensed as incurred. Development costs are expensed as incurred until the Company obtains proven and probable reserves within its commercially minable properties. Costs of abandoned projects are charged to earnings upon abandonment. Any properties determined to be impaired are written-down to their estimated fair value. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and any related property, plant and equipment may not be recoverable.
Common Stock. Our certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, par value $0.01. As of March 31, 2013, the Company had 3,750,394 shares of common stock issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company after November 29, 2010.
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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2013 and June 30, 2012 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2013 or June 30, 2012.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2013	2012	2013	2012	to March 31, 2013
Acquisition of mineral interests	$—	$—	$200,000	$—	$1,208,886
Exploration costs, claim rentals, and minimum royalties	278,415	124,903	4,576,952	1,995,480	11,900,613
Total costs incurred	$278,415	$124,903	$4,776,952	$1,995,480	$13,109,499

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
5. Prepaid Expenses
The Company’s prepaid expenses of $64,660 and $138,029 as of March 31, 2013 and June 30, 2012, respectively, relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"), an Alaska-domiciled domestic corporation. In November 2012, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2013, as further explained in Note 12 - Commitments and Contingencies.
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

7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$501,033	2,642,495	$0.19	$243,079	1,641,894	$0.15
Diluted Loss per Share:
Net loss attributable to common stock	$501,033	2,642,495	$0.19	$243,079	1,641,894	$0.15

	Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$5,899,240	2,537,466	$2.32	$2,385,729	1,598,203	$1.49
Diluted Loss per Share:
Net loss attributable to common stock	$5,899,240	2,537,466	$2.32	$2,385,729	1,598,203	$1.49

	Period from Inception (October 15, 2009) to March 31, 2013
	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$14,115,732	1,846,871	$7.64
Diluted Loss per Share:
Net loss attributable to common stock	$14,115,732	1,846,871	$7.64

Options and warrants to purchase 1,630,999 shares of common stock were outstanding as of March 31, 2013, and options to purchase 50,000 shares of common stock were outstanding as of March 31, 2012. These options and warrants were not included in the computation of diluted earnings per share for the respective three or nine month period, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2013, we had 3,750,394 shares of common stock outstanding and an additional 1,654,477 shares of restricted stock, stock options and warrants outstanding. No shares of preferred stock have been issued.
On November 29, 2010, the Company issued approximately 1.6 million shares of common stock to Contango for distribution to Contango’s stockholders of record as of October 15, 2010 on the basis of one share of common stock for each ten shares of Contango’s common stock then outstanding in exchange for the contribution by Contango of all of the Original Properties, together with $3.5 million in cash to the Company pursuant to the terms of a Contribution Agreement between Contango and the Company (the “Contribution Agreement”). The Company’s equity structure for the periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company as of November 29, 2010.
2012 Private Placement
In March 2012, the Company completed selling 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Kenneth R. Peak, the Company’s then-Chairman. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. The Company used these proceeds to fund its 2012 exploration program in Alaska and for general corporate purposes. The shares of Common Stock sold were not registered under the Securities Act of 1933, as amended, but are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date

2013 Private Placement
In March 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, the Company's then-Chairman, and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's President and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.7 million. The Company will use these proceeds to fund its 2013 exploration program in Alaska and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.
The 1,230,999 warrants may, at any time on or after the date that is six months following the date of issuance, be exercised in whole or in part for the applicable number of shares. The fair value of each warrant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: (i) risk-free interest rate of 0.39%; (ii) expected life of 2.8 years years; (iii) expected volatility of 82.34%; and (iv) expected dividend yield of 0%.
Rights Plan
On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013. Under the terms of the amended Rights Plan, each right (a "Right") will entitle the holder to buy 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth R. Peak, acquires beneficial ownership of 20% or more of the Company's common stock.

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
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of March 31, 2013, there were 23,478 restricted shares outstanding and 400,000 options outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Stock-based compensation included in:
Exploration expenses (1)	$57,982	$12,022	$293,206	$46,305
Stock-based compensation expense (2)	127,540	38,454	858,164	154,430
Total stock-based compensation expense	$185,522	$50,476	$1,151,370	$200,735

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant, the owner of Avalon.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.
Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. As of March 31, 2013, the total compensation cost related to nonvested awards not yet recognized was $72,777. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. This vesting resulted in compensation expense of $42,454 which was recognized during the quarter ended December 31, 2012.

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

In October 2012, the Compensation Committee elected to immediately vest all stock options held by Mr. Peak. This vesting resulted in compensation expense of $99,517 which was recognized during the three months ended December 31, 2012.

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
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of March 31, 2013, the stock options had a weighted-average remaining life of 4.4 years. The the total compensation cost related to nonvested options not yet recognized as of March 31, 2013 was $915,448.
A summary of the status of stock options granted under the 2010 Plan as of March 31, 2013 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended March 31, 2013
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

(1)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the July 2012 grant: (i) risk-free interest rate of 0.69%; (ii) expected life of three years; (iii) expected volatility of 106.5%; and (iv) expected dividend yield of 0%. The weighted average fair value per share for the options granted in July 2012 is $6.02.

(2)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the December 2012 grant: (i) risk-free interest rate of 0.33%; (ii)

expected life of 2.5 years; (iii) expected volatility of 87.3%; and (iv) expected dividend yield of 0%. The weighted average fair value per share for the options granted in December 2012 is $5.07.
10. Line of Credit
On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”) which expired on December 31, 2012. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note would bear interest at 10% per annum. All amounts outstanding under the CORE Note were repaid in March 2012.
11. Related Party Transactions
Contango and the Company share the same executive management team. Pursuant to the Contribution Agreement between Contango and the Company, effective as of November 29, 2010, Contango contributed the Original Properties and $3.5 million in cash to the Company in exchange for shares of common stock of the Company in an amount equal to one share of common stock for each ten shares of Contango’s common stock outstanding as of October 15, 2010.
In August 2012, Mr. Brad Juneau, the sole manager of the general partner of JEX, was appointed to the Board of Directors of the Company and appointed as President and Acting Chief Executive Officer of the Company following a medical leave of absence of our then-Chief Executive Officer, Mr. Peak. In December 2012, Mr. Juneau was elected President and Chief Executive Officer of the Company, and in April 2013, Mr. Juneau was elected Chairman upon the passing of Mr. Peak. JEX is a private company formed primarily for the purpose of generating natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in the Original Properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the Original Properties transferred.
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
Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company’s exploration expenditures through the 2012 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2013, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000. (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and in subsequent years the advance minimum royalty is escalated by an inflation adjustment.
Gold Exploration. The Company’s Triple Z, TOK/Tetlin, Eagle, Bush and ADC 2 claims are all located on state of Alaska lands. The annual claim rentals on these projects total $58,765 per year, and are due and payable in full by November 30 of each year. The Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.
REE Exploration. The Company’s Stone Rock and Salmon Bay claims are both located on Federal land. The claim rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. Effective

December 1, 2012, the Company abandoned its state of Alaska claims to devote more time and resources to its Stone Rock and Salmon Bay projects and its gold exploration.
JEX Royalties. We will also pay JEX a production royalty of 3.0% should we derive revenues from any of the Original Properties, or a production royalty of 2.0% should we derive revenues from any of the Additional Properties that JEX helped to acquire.

In connection with acquiring all the assets and liabilities of Contango Mining, the Company has assumed any claims, litigation or disputes pending as of the effective date on any matters arising in connection with ownership of the Original Properties prior to the effective date. The Company is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company's financial position or results of operations.

13. Subsequent Events

In April 2013, the Company staked an additional 24,800 acres of unpatented State of Alaska mining claims in the Eastern Interior of Alaska for the exploration of gold ore and associated minerals in separate prospect areas, each with access to or nearby public roads and infrastructure, and within areas containing anomalous gold and/or copper. As of May 10, 2013, we have leased or have control over Federal and state of Alaska properties totaling approximately 93,357 acres for the exploration of gold ore and associated minerals and rare earth elements.

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
Overview
We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. As of May 10, 2013 we had leased or had control over Federal and state of Alaska properties totaling approximately 768,357 acres for the exploration of gold ore and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals and rare earth elements through leases or obtaining additional mining claims.

On April 19, 2013, the Company's founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67. Mr. Peak was diagnosed with an inoperable brain tumor in August 2012 that he was no longer able to battle.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Original Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Original Properties by increasing the overriding royalty interest in the Original Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX continues to assist the Company in acquiring land in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and Mr. Brad Juneau, the sole manager of the general partner of JEX, is the Chairman, President and Chief Executive Officer of the Company.
The Company was formed on September 1, 2010 as a Delaware corporation and on November 29, 2010, Contango Mining assigned the Original Properties and certain other assets and liabilities to Contango. Contango contributed the Original Properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of the Company's common stock. The transactions above took place between companies under common control.
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

Properties
The Original Properties contributed by Contango included:
•A 100% leasehold interest in approximately 675,000 acres (the "Tetlin Lease") from the Tetlin Village Council. The Tetlin Lease originally had a 10 year term beginning July 2008 with an option to renew 50% of the acreage for an additional 10 years. In December 2012, we paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. We are now able to renew all 675,000 acres in 2018.
If the Tetlin Lease properties are placed into commercial production, the lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase the production royalty payable by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
•Approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals.
•Approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements.
•Effective December 1, 2012, the Company abandoned 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements. These abandoned acres were originally contributed by Contango.
If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX. In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). In August 2012, the Company staked an additional 31,736 acres consisting of 223 unpatented state of Alaska mining claims. In March 2013, the Company staked an additional 15,360 acres consisting of 96 unpatented state of Alaska mining claims, and in April 2013 the Company staked an additional 24,800 acres consisting of 155 unpatented State of Alaska mining claims, all in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
Our properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths mining industry, we conduct only a perfunctory title examination at the time we lease a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work and at least another two years is likely required in the exploration of our Properties before any determination as to the economic feasibility of a mining venture can be made. Due to the harsh weather in Alaska, our work months are restricted to May through October. The following table summarizes our property holdings as of May 10, 2013:

		Original Properties		Additional Properties		Total
Mineral / Jurisdiction	Project Name	Claims	Acreage	Claims	Acreage	Claims	Acreage

GOLD
Tetlin Village Council	Tetlin Lease	n/a	675,000	—	—	—	675,000

State of Alaska	TOK / Tetlin	122	10,821	9	29	131	10,850
	LAD / Triple Z	45	7,200	—	—	45	7,200
	Eagle	—	—	369	56,507	369	56,507
	Bush	—	—	48	7,680	48	7,680
	ADC 2	—	—	48	7,680	48	7,680
		167	693,021	474	71,896	641	764,917

REE
Federal	Salmon Bay	123	2,460	—	—	123	2,460
	Stone Rock	49	980	—	—	49	980
		172	3,440	—	—	172	3,440

TOTAL		339	696,461	474	71,896	813	768,357
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
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives and directors with those of our stockholders. The Company’s directors and officers do not receive any cash compensation for their work for the Company. The Company’s directors, executive officers and our technical consultant beneficially own approximately 7% of our common stock.
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
Gold Exploration
Since August 2012, the Company has staked 71,896 acres consisting of 474 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.
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

Chief Danny Prospect. We are pleased with the results of our 2012 exploration program at our Chief Danny pospect. We found what we believe to be exceptional grade for the area. The Chief Danny prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas, the Peak zone, Chief Danny zone, Roadcut zone and the Saddle zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned hydrothermal system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle zone. Mineralization remains open to expansion, particularly to the west and south. From 2009 through 2012, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
	Total	6,490	1,673	2,510	762	806	44,061	3,971	2,330
The 2012 exploration program at the Chief Danny prospect began in mid-May and was completed in mid-October 2012. We originally budgeted $3.6 million to utilize one rig and drill 20,000 feet in 20 to 40 core holes. Initial results from the drilling program at Chief Danny resulted in reallocating funds from our other gold, copper and exploration leads to the Chief Danny prospect, which enabled us to utilize two rigs to drill 36,004 feet in 50 core holes. The Company also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny South zone and conducted baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny prospect. The total cost of our 2012 exploration program on our Chief Danny prospect was approximately $4.6 million, which also included geochemical analysis, claim rentals and other related expenses. All field operations were contracted through Avalon.
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
In our 2013 exploration program, we intend to drill an additional 20,000 feet in 20 to 30 core holes in the Peak Zone of the Chief Danny Prospect. Additionally, we plan to conduct baseline water quality sampling cultural resource assessments and wetlands mapping. We have budgeted approximately $3.6 million for this work which includes drilling, geochemical analyses, landholding fees and other related expenses. Pending results, an initial resource estimate on the Peak Zone will be included in this part of the 2013 exploration program. We also intend to drill 15,000 feet in 15 to 20 core holes targeting coincident geotechnical magnetic-conductivity anomalies in other locations in the Chief Danny Prospect. We have budgeted approximately $2.6 million for this work.
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

For our 2013 exploration program, we have budgeted to invest approximately $1.5 million on our Copper Hill, MM, and Chisana leads to drill 8,000 feet in 10 to 13 core holes. The Company has also budgeted (i) $750,000 for airborne geophysics work to cover additional prospective lands in the Tetlin Hills, our Eagle claims and lands southwest of the Tetlin Lake, (ii) $500,000 for reconnaissance exploration to conduct soil and rock sampling on the Tetlin Lease and our Eagle claims, and (iii) $500,000 for the application of our proprietary exploration model to prospective lands in east-central Alaska. The Company has budgeted an additional $500,000 for road repair and community relations work not included in the 2013 exploration program budget. Depending on the results of our 2013 exploration program, we will allocate any additional available funds as necessary.
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
Effective December 1, 2012, we abandoned our state of Alaska claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our gold exploration.
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
Off-Balance Sheet Arrangements
None
Contractual Obligations
The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through the 2012 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2013, the Company has paid the Tetlin

Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, which increases by an inflation adjustment beginning in July 2013. In November 2012, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2013. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Original Properties, and a production royalty of 2% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties. The Company pays claim rentals of $82,845 per year on Federal and state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.
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
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $31,683 for the three months ended March 31, 2013, compared to $87,345 for the three months ended March 31, 2012. The decrease in claim rentals and minimum royalties is due to a reduction in minimum labor costs attributable to the release of our state of Alaska REE properties, slightly offset by an increase in the advance minimum royalty payable to the Tetlin Village Council to $75,000 per year.
Exploration Expenses. We reported $246,732 of exploration expense for the three months ended March 31, 2013, compared to approximately $37,558 for the three months ended March 31, 2012. This increase is primarily attributable to post-season geological and geophysical work and analysis of the results of the summer 2012 work program. The increase is also attributable to stock-based compensation expense related to issuing stock options in September 2011, July 2012 and December 2012 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $57,982 for the three months ended March 31, 2013 as compared to $12,022 for the three months ended March 31, 2012.

Stock-based Compensation Expenses. We recognized $127,540 of stock-based compensation expense for the three months ended March 31, 2013, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, July 2012 and December 2012, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $38,454 of stock-based compensation expense for the three months ended March 31, 2012 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 and 2012 were $95,078 and $67,583, respectively. This increase is primarily attributable to increased legal costs associated with the Rights Plan and our capital raise for our 2013 exploration program.
Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $130,971 for the nine months ended March 31, 2013, compared to $258,785 for the nine months ended March 31, 2012. The decrease in claim rentals and minimum royalties is due to a reduction in minimum labor costs attributable to the release of our state of Alaska REE properties, slightly offset by an increase in the advance minimum royalty payable to the Tetlin Village Council to $75,000 per year.
Exploration Expenses. We reported approximately $4.4 million of exploration expense for the nine months ended March 31, 2013, compared to approximately $1.7 million for the nine months ended March 31, 2012. This increase is primarily attributable to an increase in our summer 2012 work program, as compared to prior year. Components of exploration expense included drilling costs, field rentals and field supplies as well as helicopters, transportation, fuel and other geophysical and geochemical expenses. The increase is also attributable to stock-based compensation expense related to issuing stock options in September 2011, July 2012 and December 2012 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation expense included in exploration expense totaled $293,206 for the nine months ended March 31, 2013 as compared to $46,305 for the nine months ended March 31, 2012.

Stock-based Compensation Expenses. We recognized $858,164 of stock-based compensation expense for the nine months ended March 31, 2013, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, July 2012 and December 2012, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $154,430 of stock-based compensation expense for the nine months ended March 31, 2012 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2013 and 2012 were $464,124 and $212,977, respectively. This increase is primarily attributable to increased legal costs associated with the Rights Plan and our capital raise for our 2013 exploration program, and the beginning of XBRL reporting requirements.
Liquidity
The Company is still in the initial stages of conducting exploration activities on its Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the Properties.

Liquidity Outlook. Our initial source of funding was the $3.5 million in cash contributed by Contango which has been fully expended. On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s then-Chairman. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. The Company has used the money raised to fund its 2012 exploration program in Alaska and for general corporate purposes.
On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's President and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.7 million. The Company will use these proceeds to fund its 2013 exploration program in Alaska which runs from May - October and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

Revolving Line of Credit Promissory Note. On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”) which expired on December 31, 2012. The Company and Contango share common executive officers. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibited liens on any of our assets or properties. Borrowings under the CORE Note would bear interest at 10% per annum. All amounts outstanding under the CORE Note were repaid in March 2012.

2013 Exploration Program
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
The Company's 2013 exploration program will consist of:

•	Utilizing airborne and ground geophysical data to allow direct targeting of gold-copper zones,

•	Exploration and expansion drilling at the Peak Zone, Chief Danny, MM, Chisana and Copper Hill prospects,

•	Conducting additional airborne magnetics and resistivity surveys over Tetlin and Eagle land blocks,

•	Completing reconnaissance exploration pan concentrate and stream sediment sampling programs, and

•	Increasing baseline environmental programs, including water sampling, cultural resource assessments and wetlands mapping.

Peak Zone. For 2013, we intend to drill an additional 20,000 feet in 20 to 30 core holes in the Peak Zone of the Chief Danny Prospect. Additionally, we will conduct baseline water quality sampling cultural resource assessments and wetlands mapping. We have budgeted approximately $3.6 million for this work which includes drilling, geochemical analyses, claim rentals and other related expenses. Pending results, an initial resource estimate on the Peak Zone will be included in this part of the 2013 exploration program.

Chief Danny Prospect (Other). For 2013, we intend to drill 15,000 feet in 15 to 20 core holes targeting coincident geotechnical magnetic-conductivity anomalies in other locations in the Chief Danny Prospect. We have budgeted approximately $2.6 million for this work.
Exploration Leads. For 2013, we have budgeted to invest approximately $1.5 million on our Copper Hill, MM, and Chisana leads to drill 8,000 feet in 10 to 13 core holes.
The Company has also budgeted (i) $750,000 for airborne geophysics work to cover additional prospective lands in the Tetlin Hills, our Eagle claims and lands southwest of the Tetlin Lake, (ii) $500,000 for reconnaissance exploration to conduct soil and rock sampling on the Tetlin Lease and our Eagle claims, and (iii) $500,000 for the application of our proprietary exploration model to prospective lands in east-central Alaska. The Company has budgeted an additional $500,000 for road repair and community relations work not included in the 2013 exploration program budget. Depending on the results of the above work, we will allocate any additional available funds, as necessary.
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
We may not have sufficient capital to operate our business following the completion of our 2013 exploration program and may be required to cease operations.

The Company will have a limited amount of cash to fund its operations following our 2013 exploration program. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations and you may lose your entire investment in the Company.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.
Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund any exploration activities beyond 2013. Our ability to raise capital will depend on many factors, including the results of our 2013 exploration program and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our Properties in an untimely fashion or on less than favorable terms.
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
Our focus is on the exploration of our properties in the State of Alaska. The arctic climate limits most exploration activities to the period from May to October. In addition, the remote location of our properties may limit access and increase exploration expenses. Higher costs associated with exploration activities and limitation on the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of our Properties and securities.

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
We hold 89,917 acres in the form of state of Alaska unpatented mining claims, for gold ore exploration. We also hold approximately 3,440 acres in unpatented U.S. Federal mining claims for REE exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the state of Alaska or the U.S. Federal government, as applicable, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

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
In December 2012, our Board of Directors adopted a shareholder rights plan, which was amended on March 21, 2013 (as amended, the "Rights Plan"), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of our Common Stock held of record as of the close of business on December 20, 2012. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding Common Stock, and thereby adversely affect the market price of our Common Stock.
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
Our common stock is thinly traded.
There are approximately 3.8 million shares of our common stock outstanding with directors, officers and our technical consultant beneficially owning approximately 7% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial Officer and our Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
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
On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) with each Unit consisting of (i) one share of the Company's common stock and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share. See the description of the equity offering contained in Note 8 – Shareholders’ Equity– in the Notes to the Financial Statements on this Report on Form 10-Q and as previously reported in the Company’s report on Form 8-K filed March 25, 2013. We relied on the provisions of Section 4(2) and Regulation D of the Securities Act in claiming an exemption from the offering, sale and delivery of such securities from registration under the Securities Act.
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of May 10, 2013, we had 3,750,394 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.

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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, that is designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to all of the Company's stockholders. The Rights Plan is not intended, nor will it operate, to prevent an acquisition of the Company on terms that are favorable and fair to all stockholders.

Under the terms of the Rights Plan, each right (a "Right") will entitle the holder to buy 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth Peak, who currently beneficially owns approximately 20% of the Company, acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the common stock (the “Triggering Event”). Only when one or more of these events occur will stockholders receive certificates for the Rights.

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

If any person actually acquires 20% or more of shares of common stock - other than through a tender or exchange offer for all shares of common stock that provides a fair price and other acceptable terms for such shares - or if a 20%-or-more stockholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which the Company survives and its shares of common stock remain outstanding, the other stockholders will be able to exercise the Rights and buy shares of common stock of the Company having approximately twice the value of the exercise price of the Rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase a certain number of the other party's common stock in an amount equal to approximately twice the value of the exercise price of the Rights.

The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the earlier of (i) the tenth day following public announcement that a person has acquired a 20% ownership position in shares of common stock of the Company or (ii) the final expiration date of the Rights. The Company in its discretion may extend the period during which it may redeem the Rights.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (1)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

10.1
Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. †

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Schedule of Revised TOK Claims †

99.4	Schedule of Bush Claims †

99.5	Report of Behre Dolbear & Company (USA), Inc. (4)

99.6	Schedule of Revised Eagle Claims †

99.7	Schedule of ADC 2 Claims †

101	Interactive Data Files †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 15, 2013	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2013	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)