Form 10-K
period 2013-06-30
Contango ORE, Inc.
filed 2013-09-11
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the OTCBB was $15,774,480. As of August 31, 2013, there were 3,750,394 shares of the registrant’s common stock outstanding.

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
FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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
• Expanded rigorous monitoring and testing requirements
• Ability to obtain insurance coverage on commercially reasonable terms
• Market conditions for joint ventures and acquisitions in the event of a successful discovery
You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Form 10-K for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

ii

PART I
Item 1.    BUSINESS
Overview
We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. As of June 30, 2013 we had leased or had control over approximately 768,357 acres of Alaskan Native, Federal and state of Alaska properties for the exploration of gold ore and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals and rare earth elements through leases or obtaining additional mining claims.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 as a Delaware corporation for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Original Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1% overriding royalty interest in the Original Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Original Properties by increasing the overriding royalty interest in the Original Properties granted to JEX to 3% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX continues to assist the Company in acquiring land in Alaska pursuant to an advisory agreement dated September 6, 2012 (the "Advisory Agreement"). Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer, is also the sole manager of the general partner of JEX.
The Company was formed on September 1, 2010 as a Delaware corporation and on November 29, 2010, Contango Mining assigned the Original Properties and certain other assets and liabilities to Contango. Contango contributed the Original Properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of the Company’s common stock. The transactions occurred between companies under common control.
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
Properties
The Original Properties contributed by Contango included:
•a 100% leasehold interest in approximately 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Lease”);
•approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold and associated minerals;
•approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements;
•approximately 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements, which were abandoned effective December 1, 2012.
The Tetlin Lease originally had a ten year term beginning July 2008 with an option to renew the Tetlin Lease for 50% of the acreage for an additional ten years. In December 2012, the Tetlin Lease was amended, allowing the Company to renew 100% of the acreage in 2018, in exchange for $200,000, which the Company paid to the Tetlin Village Council. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2% to 5%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village

Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX. In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). During the fiscal year ended June 30, 2013, the Company staked an additional 71,896 acres consisting of 474 unpatented state of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
Our properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths industries, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mine development work, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, our exploration field work is normally restricted to May through October. The following table summarizes our property holdings as of June 30, 2013:

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
Strategy
Our exploration strategy is based on the belief that the only competitive advantage in a commodity-based business is to be among the lowest cost producers, and that the best quality ore deposits will be developed even during poor market conditions.
Using our limited capital availability to increase our reward/risk potential on selective prospects. We will concentrate our risk investment capital on our prospects in Alaska. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our properties will have commercially viable mineral deposits. Should our properties prove to have known commercial deposits, or mineral ore, we will be required to either i) contract with third parties to mine our mineral ore, or ii) consider a joint venture or a sale of all or a portion of our properties. We may only become a low cost producer if the mineral ore is of high quality and the cost of the infrastructure necessary to mine the mineral ore is low relative to other producers.
Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may be commercially mined. If we are successful in our exploration activities, we may consider a joint venture or sale of our properties to qualified mining companies.
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of June 30, 2013, the Company's directors, employees, and our technical consultant own approximately 7.9% of our common stock. An additional 20.0% of our common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman.
In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. As of June 30, 2013, there were 23,478 shares of restricted stock that remained unvested.
In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon Development Corporation ("Avalon"), for services performed during fiscal year 2011. In July 2012, the Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant for services performed during fiscal year 2012. In December 2012, the Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant for services performed during fiscal year 2013. These three stock option grants vest over two years, beginning with one-third of the grant vesting immediately on the date of grant. In June 2013, the Company granted 37,500 stock options to its employees for services performed during fiscal year 2013. This June 2013 stock option grant vests immediately on the date of grant. In October 2012, the Compensation Committee elected to immediately vest all stock options granted to Mr. Peak under the September 2011 and July 2012 grants.
Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. If any of the Original Properties are placed into commercial production, the Company is obligated to pay a 3% overriding royalty to JEX. JEX will also continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a production royalty of 2.0% on all minerals mined from properties acquired by the Company after July 1, 2012 in the state of Alaska.
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
Gold Exploration

The Company controls a total of 764,917 acres of Tetlin Village and state of Alaska property for the exploration of gold. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK and Triple Z claims. We have also done some preliminary exploration on our Eagle claims, which is currently under evaluation. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.

Our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads. We have begun to drill some of these other leads as part of our 2013 exploration program. We are actively gathering surface, bedrock, and stream sediment data on the Tetlin lands as well as the Eagle state of Alaska claims adjacent to the Tetlin lands. We do not expect to drill core holes on the Eagle claims this summer. None of our exploration targets are known to host quantifiable commercial mineral resources, none have had metallurgical or mineral processing studies conducted on them and none are near or adjacent to other significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and other than the core drilling completed by the Company in 2011, 2012 and 2013, there has been no exploration drilling conducted on any exploration target within the Tetlin Lease.

Chief Danny Prospect
The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas, the Peak zone, Discovery zone, Roadcut zone and the Saddle zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned hydrothermal system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery and Roadcut zones) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle zone. Mineralization remains open to expansion, particularly to the west and south. From 2009 through 2012, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (meters)	Trenching (meters)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
	Total	6,490	1,673	2,510	762	806	44,061	3,971	2,330

2013 Exploration Program. The majority of our 2013 exploration program is more aggressive than in previous years and is based on drilling the areas with the coincident high magnetic and low resistivity responses similar to the Peak zone, as well as further delineating the Peak zone itself. In June 2013, we acquired new airborne data, and based on interpretation of these data, along with existing reconnaissance data, core data, and other data sources, we have identified several exploration leads both inside and outside the Chief Danny area, as well as a deeper target underneath the Peak zone. The Company now believes that mineralization in the Peak zone was part of a distal gold skarn deposit, a genetic classification which has allowed the Company and its consultants to better interpret previous exploration results and plan future exploration efforts in and around the Peak zone.
For our 2013 exploration program, we intend to drill an additional 20,000 feet in 20 to 30 core holes in the Peak zone of the Chief Danny Prospect. Additionally, we plan to conduct baseline water quality sampling, cultural resource assessments, wetlands mapping, acid rock drainage tests and preliminary metallurgical tests. We have budgeted approximately $3.6 million for this work which includes drilling, geochemical analyses, landholding fees and other related expenses. Pending results of our 2013 exploration program, an initial resource estimate on the Peak zone will be prepared. An additional $750,000 has been budgeted for expanded airborne magnetic and resistivity coverage in the Tetlin Hills area, which includes the Chief Danny zone and our Eagle claims. We also intend to drill 15,000 feet in 15 to 20 core holes targeting coincident geotechnical magnetic-conductivity anomalies in other locations in the Chief Danny Prospect. We have budgeted approximately $2.6 million for this work.
We currently have three exploration rigs drilling in the Peak zone at our Chief Danny prospect to define the limits of the Peak zone. Following completion of this infill and step-out drilling program, one rig will be dedicated to drilling another approximately 16 - 24 core holes to mature four of our six leads to either the prospect stage or condemnation. The other rigs will remain in the Peak zone area to conduct follow-up and expansion drilling. The following table summarizes the significant drilling results to date for 2013:
Significant 2013 Drill Intercepts from the Peak Zone. Sample intervals are calculated using a 0.5 ppm lower cut off for gold with no internal waste greater than 10 feet below cutoff grade. Intercepts shown are drill intercept lengths. True width of mineralization is not known.

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au opt	Au gpt	Ag gpt	Cu %
TET13062	Peak	6.10	9.10	3.00	0.037	1.265	6.9	0.106
TET13062	Peak	79.40	80.80	1.40	0.052	1.783	1.1	0.031
TET13062	Peak	83.20	85.10	1.90	0.024	0.822	0.9	0.026
TET13062	Peak	88.90	153.70	64.80	0.382	13.101	21.0	0.482
including	Peak	109.70	118.90	9.20	0.923	31.640	28.5	0.711
including	Peak	115.40	116.20	0.80	2.013	69.000	72.5	1.785
and	Peak	125.80	126.50	0.70	1.286	44.100	52.1	0.836
and	Peak	128.10	133.70	5.60	0.985	33.774	56.5	0.833
including	Peak	132.80	133.70	0.90	1.394	47.800	172.0	3.260
TET13063	Peak	131.11	171.60	40.49	0.483	16.550	36.1	0.732
including	Peak	146.00	148.65	2.65	2.365	81.100	178.0	3.920
and	Peak	153.35	155.14	1.79	1.671	57.300	121.0	0.762
TET13064	Peak	89.10	95.10	6.00	0.007	0.257	26.5	0.325
including	Peak	91.00	93.20	2.20	0.017	0.591	59.9	0.691
TET13064	Peak	120.50	122.90	2.40	0.016	0.549	9.2	0.202
TET13064	Peak	147.20	152.20	5.00	0.043	1.487	1.9	0.052
TET13064	Peak	156.60	189.40	32.80	0.310	10.638	6.4	0.198
including	Peak	163.00	166.50	3.50	1.213	41.586	15.3	0.461
including	Peak	163.70	164.80	1.10	2.225	76.300	19.2	0.499
and	Peak	171.00	173.60	2.60	0.712	24.400	13.4	0.494
and	Peak	174.30	177.70	3.40	0.590	20.212	7.5	0.323
and	Peak	181.50	183.50	2.00	0.680	23.300	8.4	0.295

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au opt	Au gpt	Ag gpt	Cu %
TET13065	Peak	157.60	159.10	1.50	0.039	1.325	3.4	0.110
TET13065	Peak	184.45	206.93	22.48	0.034	1.160	10.5	0.403
including	Peak	186.55	188.47	1.92	0.125	4.270	15.6	0.705
and	Peak	203.00	204.50	1.50	0.153	5.240	40.7	1.290
TET13067	Peak	104.60	110.30	5.70	0.001	0.037	5.9	0.263
TET13067	Peak	114.80	125.10	10.30	0.005	0.180	18.2	0.215
TET13068	Peak	—	48.80	48.80	0.011	0.365	23.1	0.269
including	Peak	6.10	21.00	14.90	0.031	1.062	47.6	0.212
TET13068	Peak	54.90	79.20	24.30	0.004	0.148	10.0	0.312
TET13068	Peak	82.30	91.40	9.10	0.001	0.029	9.7	0.644
including	Peak	88.80	91.40	2.60	0.002	0.057	25.9	1.450
TET13068	Peak	94.50	98.30	3.80	—	0.002	2.6	0.224
TET13068	Peak	103.70	112.80	9.10	0.001	0.033	4.0	0.160
TET13068	Peak	128.40	132.30	3.90	—	0.002	1.2	0.120
TET13068	Peak	137.20	140.20	3.00	0.001	0.030	7.6	0.234
TET13069	Peak	54.60	63.70	9.10	—	—	3.6	0.106
TET13069	Peak	72.90	122.60	49.70	0.001	0.032	10.9	0.538
including	Peak	86.60	94.80	8.20	0.002	0.074	23.8	1.373
TET13069	Peak	136.70	141.35	4.65	—	0.004	4.5	0.133
TET13069	Peak	158.60	162.63	4.03	0.006	0.214	124.1	3.055
including	Peak	160.60	161.09	0.49	0.026	0.882	343.0	7.260
TET13070	Peak	116.80	154.92	38.12	0.053	1.815	1.8	0.040
including	Peak	134.80	136.36	1.56	0.116	3.970	3.3	0.125
and	Peak	151.55	154.92	3.37	0.235	8.056	6.4	0.100
TET13071	Peak	78.90	87.30	8.40	0.045	1.544	26.0	0.725
including	Peak	79.40	82.00	2.60	0.093	3.200	44.3	1.140
TET13071	Peak	98.80	100.80	2.00	0.023	0.792	7.7	0.309
TET13071	Peak	105.90	108.30	2.40	0.013	0.456	11.2	0.387
TET13071	Peak	146.00	157.88	11.88	0.088	3.032	1.0	0.034
including	Peak	147.60	148.90	1.30	0.586	20.100	9.2	0.209
TET13071	Peak	161.20	162.45	1.25	0.177	6.080	1.2	0.044
TET13071	Peak	167.10	174.40	7.30	0.034	1.159	2.1	0.108
TET13071	Peak	177.30	178.80	1.50	0.140	4.797	20.3	0.410
including	Peak	178.30	178.80	0.50	0.316	10.850	27.7	0.344
TET13071	Peak	183.80	186.50	2.70	0.016	0.561	13.5	0.157
TET13072	Peak	95.71	99.96	4.25	0.045	1.535	4.2	0.139
TET13072	Peak	170.99	177.24	6.25	0.041	1.411	2.6	0.083
including	Peak	175.96	177.24	1.28	0.121	4.158	6.8	0.226
TET13072	Peak	182.13	189.55	7.42	0.067	2.293	10.6	0.108
including	Peak	182.85	183.34	0.49	0.259	8.870	48.2	0.172
and	Peak	185.06	186.02	0.96	0.217	7.450	11.6	0.137
TET13072	Peak	193.26	199.82	6.56	0.030	1.022	7.0	0.286
TET13073	Peak	139.77	145.14	5.37	0.030	1.040	19.1	0.186
TET13073	Peak	153.16	154.84	1.68	0.033	1.115	4.9	0.031
TET13073	Peak	170.23	176.22	5.99	0.042	1.438	4.1	0.071

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au opt	Au gpt	Ag gpt	Cu %
including	Peak	175.14	176.22	1.08	0.106	3.630	4.4	0.063
TET13073	Peak	180.79	185.32	4.53	0.035	1.186	12.8	0.201
including	Peak	180.79	182.27	1.48	0.099	3.400	19.3	0.274
TET13073	Peak	188.37	192.64	4.27	0.009	0.301	6.4	0.160
TET13074	Peak	62.00	63.70	1.70	0.001	0.024	28.6	0.232
TET13074	Peak	78.90	84.10	5.20	0.012	0.397	85.8	0.263
including	Peak	79.60	80.20	0.60	0.062	2.120	104.0	0.229
and	Peak	83.00	84.10	1.10	0.001	0.023	192.0	0.122
TET13074	Peak	93.40	105.80	12.40	—	0.004	2.0	0.596
including	Peak	99.70	100.40	0.70	—	0.006	7.6	1.225
and	Peak	104.80	105.80	1.00	—	—	3.0	2.320
TET13075	Peak	22.80	35.00	12.20	0.001	0.025	5.6	0.193
TET13075	Peak	83.70	134.50	50.80	0.002	0.057	8.1	0.354
including	Peak	86.30	86.90	0.60	—	—	9.3	1.400
and	Peak	93.70	94.20	0.50	0.004	0.132	25.4	1.030
and	Peak	96.10	96.70	0.60	—	0.017	43.9	1.395
and	Peak	129.00	129.50	0.50	0.004	0.149	39.6	1.345
TET13076	Peak	84.89	103.40	18.51	—	0.002	0.9	0.108
TET13076	Peak	107.80	160.58	52.78	0.001	0.042	17.6	0.696
including	Peak	139.90	144.40	4.50	0.002	0.081	90.0	3.148
including	Peak	143.70	144.40	0.70	—	0.009	239.0	8.320
and	Peak	153.39	154.60	1.21	0.002	0.054	94.0	2.474
and	Peak	157.70	158.20	0.50	0.001	0.018	52.8	2.040
TET13077	Peak	44.96	49.80	4.84	—	0.002	4.7	0.160
TET13077	Peak	135.48	162.12	26.64	0.001	0.022	34.6	1.110
including	Peak	158.19	161.24	3.05	0.001	0.030	235.0	5.870
and	Peak	161.24	162.12	0.88	0.002	0.057	84.8	2.520
TET13078	Peak	77.06	80.34	3.28	0.338	11.592	4.7	0.174
including	Peak	77.76	78.50	0.74	0.744	25.500	13.0	0.488
TET13078	Peak	89.90	105.00	15.10	0.068	2.332	4.2	0.176
including	Peak	89.90	90.74	0.84	0.226	7.750	38.7	1.130
TET13078	Peak	110.20	112.10	1.90	0.048	1.650	1.5	0.062
TET13079	Peak	12.19	17.27	5.08	0.001	0.037	23.4	0.024
TET13079	Peak	68.42	84.13	15.71	0.005	0.181	12.5	0.337
TET13079	Peak	115.88	116.89	1.01	0.076	2.590	2.8	0.089
TET13079	Peak	120.04	157.89	37.85	0.127	4.366	3.7	0.203
including	Peak	151.96	155.97	4.01	0.602	20.648	8.3	0.315
TET13080	Peak	138.99	157.38	18.39	0.185	6.333	3.1	0.077
including	Peak	152.10	153.00	0.90	1.954	67.000	6.3	0.170
and	Peak	153.80	154.44	0.64	0.860	29.500	4.8	0.151
TET13082	Peak	5.79	32.16	26.37	0.031	1.049	36.5	0.224
including	Peak	9.50	10.08	0.58	0.790	27.100	231.0	0.170
TET13082	Peak	36.40	93.38	56.98	0.166	5.695	12.5	0.352
including	Peak	70.25	75.90	5.65	0.343	11.759	4.9	0.522
and	Peak	86.87	93.38	6.51	0.669	22.953	68.6	0.677

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au opt	Au gpt	Ag gpt	Cu %
TET13082	Peak	111.20	116.13	4.93	0.005	0.188	9.1	0.377
TET13083	Peak	112.46	115.52	3.06	0.100	3.420	8.4	0.070
TET13083	Peak	126.30	131.15	4.85	0.159	5.468	8.2	0.364
including	Peak	126.30	127.10	0.80	0.395	13.550	6.6	0.259
TET13083	Peak	134.26	135.54	1.28	0.048	1.640	8.5	0.337
TET13083	Peak	143.16	143.65	0.49	0.011	0.384	113.0	3.620
TET13085	Peak	117.80	120.85	3.05	0.015	0.513	10.4	0.228
TET13085	Peak	130.13	132.58	2.45	0.037	1.277	22.9	0.573
TET13085	Peak	135.70	175.16	39.46	0.089	3.041	77.6	1.557
including	Peak	135.70	149.61	13.91	0.226	7.761	158.9	3.579
TET13088	Peak	—	6.10	6.10	0.031	1.075	2.8	0.105
TET13088	Peak	19.18	23.62	4.44	0.622	21.332	3.0	0.103
including	Peak	20.51	22.10	1.59	1.321	45.300	3.5	0.129
TET13088	Peak	47.30	60.96	13.66	0.100	3.414	3.7	0.154
including	Peak	50.60	52.30	1.70	0.424	14.550	9.3	0.278
TET13088	Peak	68.58	157.20	88.62	0.117	4.015	17.0	0.143
including	Peak	90.71	92.05	1.34	0.277	9.490	1.0	0.029
and	Peak	137.68	153.86	16.18	0.371	12.727	57.4	0.142
TET13089	Peak	2.74	10.97	8.23	0.027	0.918	5.4	0.058
TET13089	Peak	14.94	26.19	11.25	0.202	6.921	2.3	0.108
including	Peak	20.80	24.08	3.28	0.559	19.166	3.4	0.164
TET13089	Peak	29.30	32.21	2.91	0.076	2.600	1.7	0.107
including	Peak	29.30	30.17	0.87	0.193	6.600	2.7	0.159
TET13089	Peak	35.80	40.80	5.00	0.039	1.339	0.2	0.012
TET13089	Peak	54.56	60.65	6.09	0.274	9.409	3.1	0.147
TET13089	Peak	63.70	65.00	1.30	0.082	2.800	0.8	0.020
TET13090	Peak	74.37	83.20	8.83	—	—	9.0	0.163
TET13090	Peak	127.60	147.40	19.80	—	0.015	31.1	1.137
including	Peak	141.80	144.90	3.10	0.001	0.023	119.1	3.689
including	Peak	142.50	143.10	0.60	—	0.008	226.0	7.270
TET13090	Peak	151.60	159.20	7.60	0.009	0.315	18.7	0.674
including	Peak	158.19	159.20	1.01	0.008	0.283	80.0	2.150
TET13091	Peak	45.11	72.87	27.76	0.059	2.016	16.6	0.379
including	Peak	53.39	54.93	1.54	0.151	5.190	9.4	0.317
and	Peak	65.51	66.77	1.26	0.188	6.460	37.4	0.206
TET13091	Peak	90.63	98.78	8.15	0.003	0.088	4.0	0.223
including	Peak	90.63	91.37	0.74	0.019	0.663	18.9	0.758
TET13092	Peak	77.90	87.63	9.73	—	0.004	3.5	0.157
TET13093	Peak	37.20	43.90	6.70	0.031	1.076	1.2	0.044
TET13094	Peak	129.90	131.30	1.40	0.013	0.439	28.3	0.602
TET13094	Peak	134.50	153.60	19.10	0.014	0.481	130.0	0.841
including	Peak	139.70	140.30	0.60	0.029	0.990	492.0	0.928
and	Peak	146.70	152.55	5.85	0.032	1.105	254.9	1.828
including	Peak	146.70	147.40	0.70	0.039	1.320	828.0	7.340

The Company's primary goal with the 2013 exploration program is to locate and define sufficient mineral ore in the Peak zone to allow the Company to classify the discovery as an indicated mineral resource under international standards, and to further define the commerciality of the Peak zone.
2012 Exploration Program. The 2012 exploration program at the Chief Danny Prospect began in mid-May and was completed in mid-October 2012. We originally budgeted $3.6 million to utilize one rig and drill 20,000 feet in 20 to 40 core holes. Initial results from the drilling program at Chief Danny resulted in reallocating funds from our other gold and copper leads to the Chief Danny Prospect, which enabled us to utilize two rigs to drill 36,004 feet in 50 core holes. The Company also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny zone and conducted baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny Prospect. The total cost of our 2012 exploration program on our Chief Danny prospect was approximately $4.6 million, compared to investing only $1.0 million on our other gold and copper leads, which also included geochemical analysis, claim rentals and other related expenses.
The 2012 exploration program expanded on previously drilled areas and intercepted high grade gold and copper mineralization in the newly designated Peak zone discovery. The results from four holes contained high gold values over substantial widths, with the best section grading an average 192 feet grading 11.996 ppm gold, 9.1 ppm silver and 0.243% copper in one hole; 14.5 feet grading 46.148 ppm gold, 25.9 ppm silver and 0.518% copper in another hole; and 120 feet grading 0.309 ppm gold, 71.6 ppm silver and 1.114% copper in another hole (see table of results below). In general, all of the holes intercepted a 100 to 125 foot wide zone of alteration and mineralization. The mineralization dips at a low angle to the north and trends northwest-southeast. In addition to gold, silver and copper, other anomalous metals include arsenic, bismuth, cobalt, molybdenum and tin with lesser, more sporadic anomalous lead and zinc.
Significant 2012 Gold Drill Results from the Peak Zone. Sample intervals are calculated using a 0.5 ppm lower cut off for gold with no internal waste greater than 10 feet below cutoff grade. Intercepts shown are drill intercept lengths. True width of mineralization is not known.

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au opt	Au gpt	Ag gpt	Cu %
TET1216	Peak	14.02	15.54	1.52	0.123	4.208	7.2	0.096
TET1216	Peak	19.96	45.72	25.75	0.228	7.832	23.5	0.061
including	Peak	25.91	28.95	3.05	0.634	21.75	34.8	0.086
And	Peak	42.67	44.19	1.52	1	34.3	50.9	0.01
TET1216	Peak	53.34	60.04	6.71	0.102	3.499	15.8	0.535
including	Peak	56.39	57.09	0.70	0.379	13	123	0.865
TET1216	Peak	64.61	78.33	13.72	0.081	2.766	1.4	0.053
including	Peak	70.31	70.62	0.30	0.274	9.385	4.8	0.809
And	Peak	76.81	78.33	1.52	0.252	8.632	4.2	0.117
TET1216	Peak	81.38	113.99	32.61	0.109	3.735	2.6	0.113
including	Peak	105.97	106.28	0.30	1.604	55	9.3	0.727
And	Peak	106.28	107.89	1.62	0.282	9.661	3.6	0.133
TET1217	Peak	7.92	56.99	49.07	0.327	11.218	21.6	0.085
including	Peak	7.92	32.31	24.38	0.574	19.677	16.9	0.082
including	Peak	14.02	18.59	4.57	1.255	43.033	15.5	0.142
And	Peak	23.16	26.21	3.05	0.844	28.95	19.9	0.051
And	Peak	27.74	32.31	4.57	0.726	24.9	37.6	0.054
TET1217	Peak	139.47	140.44	0.98	0.122	4.173	48.7	0.11
TET1218	Peak	85.34	143.86	58.52	0.422	14.452	9.1	0.243
including	Peak	103.93	106.67	2.74	0.945	32.393	8.9	0.324
And	Peak	107.13	111.55	4.42	1.459	50.007	25.9	0.518
And	Peak	136.15	142.33	6.19	0.941	32.249	13.2	0.347
TET1218	Peak	151.48	155.29	3.81	0.064	2.19	6.1	0.194

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au opt	Au gpt	Ag gpt	Cu %
TET1219	Peak	31.24	32.61	1.37	0.036	1.223	20.9	0.072
TET1219	Peak	44.19	80.46	36.27	0.076	2.589	3.3	0.086
including	Peak	45.72	59.43	13.72	0.137	4.696	2.7	0.131
TET1219	Peak	89.91	92.65	2.74	0.041	1.4	13.7	0.26
including	Peak	89.91	90.43	0.52	0.157	5.372	29.2	0.106
TET1219	Peak	96.31	97.84	1.52	0.13	4.457	0.8	0.012
TET1219	Peak	108.50	122.22	13.72	0.053	1.821	3.2	0.218
TET1219	Peak	139.29	143.55	4.27	0.444	15.218	2.3	0.114
including	Peak	139.29	140.51	1.22	1.35	46.3	5.9	0.274
TET1235	Peak	168.61	185.92	17.31	0.635	21.766	7.4	0.319
including	Peak	171.65	176.17	4.51	1.977	67.797	10.2	0.363
including	Peak	171.65	173.12	1.46	2.713	93	14.2	0.459
And	Peak	173.12	174.64	1.52	2.287	78.4	10.9	0.392
TET1235	Peak	188.97	192.01	3.05	0.18	6.161	7.6	0.363
TET1235	Peak	198.11	199.63	1.52	0.154	5.29	55.8	2.12
TET1236	Peak	155.44	204.21	48.77	0.429	14.717	10.1	0.244
including	Peak	164.58	201.16	36.57	0.554	18.991	12.9	0.307
including	Peak	166.11	172.20	6.10	1.103	37.8	6	0.387
And	Peak	193.54	195.06	1.52	1.397	47.9	16.1	0.921
And	Peak	199.63	201.16	1.52	1.368	46.9	13.1	0.33
TET1238	Peak	123.44	128.01	4.57	0.019	0.636	47.1	1.158
TET1238	Peak	135.63	138.68	3.05	0.039	1.334	145.9	3.735
TET1239	Peak	118.56	121.61	3.05	0.043	1.477	13.4	0.444
TET1239	Peak	136.85	138.37	1.52	0.047	1.618	42.6	1.06
TET1241	Peak	36.27	39.62	3.35	0.094	3.213	3.4	0.088
TET1241	Peak	45.72	50.29	4.57	0.048	1.632	1.9	0.059
TET1241	Peak	60.35	64.61	4.27	0.028	0.95	2.6	0.023
TET1241	Peak	137.15	141.73	4.57	0.019	0.645	46.9	0.445
TET1242	Peak	19.51	28.65	9.14	0.047	1.611	3.7	0.105
TET1242	Peak	42.37	45.57	3.20	0.043	1.483	1.4	0.048
TET1242	Peak	115.82	118.26	2.44	0.026	0.9	0.3	0.011
TET1242	Peak	121.30	124.35	3.05	0.048	1.653	1.2	0.021
TET1242	Peak	142.94	162.45	19.51	0.08	2.756	2.6	0.154
including	Peak	149.04	151.94	2.90	0.207	7.098	2	0.1
and	Peak	161.63	162.45	0.82	0.44	15.1	11.5	0.232
TET1243	Peak	30.17	34.75	4.57	0.021	0.714	1.3	0.032
TET1243	Peak	100.27	101.80	1.52	0.103	3.534	0.8	0.018
TET1244	Peak	87.17	90.22	3.05	0.057	1.963	—	0.006
TET1244	Peak	96.31	103.93	7.62	0.095	3.273	0.8	0.013
TET1244	Peak	108.50	113.08	4.57	0.097	3.324	0.9	0.019
including	Peak	108.50	110.03	1.52	0.248	8.501	1	0.008
TET1244	Peak	157.57	160.62	3.05	0.02	0.689	—	0.004
TET1246	Peak	72.54	75.59	3.05	0.055	1.899	1.6	0.01
TET1246	Peak	341.36	342.67	1.31	0.114	3.919	2.6	0.299
TET1246	Peak	435.54	437.21	1.68	0.035	1.214	5.3	0.193

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au opt	Au gpt	Ag gpt	Cu %
TET1247	Peak	17.83	20.42	2.59	0.046	1.561	0.3	0.015
TET1247	Peak	32.92	38.10	5.18	0.067	2.283	0.2	0.01
including	Peak	35.96	36.57	0.61	0.268	9.175	1.3	0.039
TET1247	Peak	44.80	45.26	0.46	0.108	3.713	0.6	0.015
TET1247	Peak	63.40	64.31	0.91	0.183	6.279	0.8	0.004
TET1247	Peak	74.67	77.87	3.20	0.047	1.611	0.4	0.021
TET1247	Peak	233.16	234.68	1.52	0.039	1.345	0.6	0.012
TET1248	Peak	12.19	28.35	16.15	0.03	1.03	1.2	0.012
TET1249	Peak	16.76	22.55	5.79	0.022	0.757	1.7	0.008
TET1249	Peak	45.72	46.78	1.07	0.105	3.602	1.2	0.007
TET1257	Peak	17.07	24.08	7.01	0.03	1.012	23.2	0.006
TET1257	Peak	151.17	167.02	15.85	0.06	2.07	16.9	0.521
including	Peak	154.53	156.35	1.83	0.188	6.447	8.4	0.205
TET1257	Peak	171.35	173.36	2.01	0.065	2.219	27	0.827
TET1259	Peak	148.74	150.26	1.52	0.042	1.449	18.5	0.191
TET1261	Peak	87.47	89.00	1.52	0.093	3.193	—	0.037
Following discovery of the Peak zone, additional drilling was completed along strike to the northwest and southeast, eventually extending gold and/or copper mineralization over approximately 1700 feet of strike. Gold grades in excess of 1 ppm were encountered in all of these holes. Alteration and sulfide mineralization styles were identical along the entire strike length drilled in 2012.
2011 Exploration Program. The 2011 exploration program at the Chief Danny Prospect consisted of 1,267 core samples taken over 8,057 feet of drilling in 11 core holes. The geophysics conducted in 2011 was airborne magnetics and resistivity surveys as opposed to the ground IP (induced polarization) that was done in 2010.Core drilling and trenching at the Chief Danny prospect in 2011 did not return significant grade-thickness intervals for holes number 1, 3, 6, 8, 9 and 11. For the remaining holes, intervals of gold and copper mineralization were as follows, in grams per ton (“gpt”) for gold and silver and percent for copper:

Hole No.	Depth	Footage with Returns	Grams of Gold	Grams of Silver	Percent Copper
2	328 feet	4 feet	4.94 gpt	143.0 gpt	0.56%
4	735 feet	10 feet	0.94 gpt	1.10 gpt	0.03%
5	1,416 feet	12 feet	3.10 gpt	300.2 gpt	0.26%
7	976 feet	21 feet	7.40 gpt	4.90 gpt	0.15%
10	139 feet	32 feet	1.18 gpt	3.1 gpt	0.04%
Trench	n/a	70 feet	0.69 gpt	8.60 gpt	0.38%
Triple Z
An unknown but small amount of drilling was conducted on the Triple Z lead in the early 1970’s but the details related to this work are not available to the Company. The Company conducted its first drilling on the Triple Z prospect beginning in mid-July 2012. During 2012, our exploration efforts at Triple Z were less than budgeted as a result of reallocating funds to the Chief Danny Prospect. The Company invested approximately $1.0 million at Triple Z and our other gold and copper leads to better define potential drilling targets. The Company drilled 6,642 feet in six core holes at our Triple Z lead. Previous year's rock and soil sampling revealed gold values up to 9.07 gpt along with anomalous copper, arsenic and bismuth. All of these exploration targets were generated using a combination of geological, geochemical and geophysical data generated in 2009 through 2011. Field related exploration activities at Triple Z from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP Geophysics (meters)	Trenching (meters)
2009	Triple Z	—	85	115	—	—	—	—
2010	Triple Z	—	—	—	—	—	—	—
2011	Triple Z	—	29	21	6	7	—	—
2012	Triple Z	1,263	—	—	—	—	—	—
	Total	1,263	114	136	6	7	—	—

We do not expect to drill in the Triple Z prospect this summer. We do, however, plan to invest approximately $2.5 million at other nearby gold and copper exploration leads.
Rare Earth Elements
Effective December 1, 2012, we abandoned our state of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our gold exploration. Our initial rare earth element exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling. Additional exploration work will be required to advance these projects, but we did not conduct any additional exploration activities in 2012 and none is budgeted for 2013. Annual claim rental fees were paid on the Salmon Bay and Stone Rock projects in August 2012, keeping these claims in good standing through August 31, 2013. We do not expect to explore for rare earth elements this summer.

Consulting Services provided by Avalon Development Corporation
The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the properties. Pursuant to the PSA, Avalon will continue to provide geological consulting services and exploration activities, including all field work at the Tetlin Lease. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010; stock options to purchase 10,000 shares of common stock of the Company in September 2011; stock options to purchase 25,000 shares of common stock of the Company in July 2012; and stock options to purchase 75,000 shares of common stock of the Company in December 2012. The restricted shares vest over three years beginning in November 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning on the date such options were granted.
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
Services Provided by Tetlin Village Members
Since the inception of the Tetlin Lease, Contango has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Tetlin project exploration programs. Currently, there are more than 15 Tetlin residents working on the Tetlin project exploration program, employed on a seasonal basis through Avalon. Their duties include reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

On October 15, 2010, the Company entered into a consulting agreement, as amended from time to time (the “Consulting Agreement”), with the Chief of the Tetlin Village (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with state of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month and certain lodging costs while Consultant is in Fairbanks, Alaska, in exchange for his services. In addition, the Company can pay discretionary bonuses for assistance in the Company's efforts to acquire additional acreage in Alaska. Since inception, the Company has paid the Consultant $80,000 for such assistance. Of this amount, $15,000 was paid during the fiscal year ended June 30, 2013.
Community Affairs
The Company's activities have increased road traffic and general activity on the Tetlin lands. The Company has budgeted $500,000 for the 2013 exploration season for road and infrastructure improvements and general community support. During the fiscal year ended June 30, 2013, the Company expended approximately $208,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. During July 2013, the Company expended approximately $190,000 on additional road work, infrastructure improvements and community projects in the Tetlin community.
In August 2013, the Company advanced $100,000 to the Tetlin Village Council under a Promissory Note (the "Tetlin Note") for road improvements. Under the terms of the Tetlin Note, the advance will be repaid without interest on the earlier of (i) October 1, 2013 or (ii) a date that is within five days following the date the Tetlin Village Council receives funds from the state of Alaska for road improvements.
Marketing and Pricing
Should our exploratory drilling activities prove to be successful, the Company expects to market the project to a larger, experienced mining concern qualified to bring the property to a production stage. We may also enter into joint ventures with or sell some or all of our properties to a third party. We do not currently have a market for any minerals that may be derived from our properties. As a result, the Company’s revenues are expected to be determined by the success of our exploration and any subsequent mining activities and by prevailing prices for gold and rare earth elements. Market prices are dictated by supply and demand, and the Company cannot predict or control the price it will receive for gold ore and rare earth elements.

Adverse Climate Conditions
Climate conditions affect the Company’s ability to conduct exploration activities and mine any ore from its properties in Alaska. While exploratory drilling and related activities may only be conducted from May through October on certain of our properties, the Company believes development work and any subsequent mining could be conducted year-round.
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

Employees
The Company has four part-time employees. Of these, three are officers of the Company. Brad Juneau is the Chairman, President and Chief Executive Officer of the Company and is responsible for the management of the Company. Sergio Castro is the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and is responsible for the financial affairs of the Company. Yaroslava Makalskaya is the Vice President, Controller and Chief Accounting Officer of the Company and is responsible for the Company’s accounting. Mr. Juneau, Mr. Castro, Ms. Makalskaya and the fourth employee each devote approximately 10% of their time to the Company’s business. The Company also uses the services of independent consultants and contractors, including JEX, to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Company utilizes the services of Avalon to perform geological, exploration and drilling operation services and independent third party engineering firms to evaluate any reserves.
Directors and Executive Officers
The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Brad Juneau	53	Chairman, President, and Chief Executive Officer
Sergio Castro	44	Vice President, Chief Financial Officer, Treasurer and Secretary
Yaroslava Makalskaya	44	Vice President, Controller and Chief Accounting Officer
Joseph Compofelice	64	Director
Joseph G. Greenberg	52	Director

Brad Juneau. Mr. Juneau, the Company's co-founder, was elected President and Chief Executive Officer in December 2012. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company's co-founder, Mr. Kenneth R. Peak took a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of JEX. Prior to forming JEX in 1998, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau was elected a director of Contango in April 2012.
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
Yaroslava Makalskaya. Ms. Makalskaya has been Vice President, Controller and Chief Accounting Officer of the Company since its inception. Ms. Makalskaya has been Vice President, Controller and Chief Accounting Officer of Contango since June 2010 and has over 20 years of experience in accounting and finance, including 13 years in public accounting. Prior to joining Contango, Ms. Makalskaya was a director of the Transaction Services practice at PricewaterhouseCoopers, where she assisted clients with M&A transactions as well as advised clients with complex accounting and financial reporting issues. Prior to July 2008 Ms. Makalskaya was a Senior Manager in the audit practice of PricewaterhouseCoopers and Arthur Andersen, where her clients included many US and international companies in energy, utilities, mining and other sectors. Ms. Makalskaya holds a MS degree in Economics from Novosibirsk State University in Russia. Ms. Makalskaya is a Certified Public Accountant.

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
Joseph G. Greenberg. Mr. Greenberg has been a director of the Company since its inception. Mr. Greenberg is founder and President of Alta Resources, L.L.C., an oil and natural gas exploration company. Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company. Mr. Greenberg received a BS in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over twenty-five years of diversified experience in oil and gas exploration.
Kenneth R. Peak. Mr. Peak, the Company's co-founder, was Chairman of the Board, Chief Executive Officer and a director of the Company since its inception as a wholly-owned subsidiary of Contango. In August 2012, Mr. Peak received a medical leave of absence from his responsibilities at the Company. Mr. Peak passed away in April 2013. Mr. Peak also founded Contango in 1999 and until August 2012 was its Chairman and Chief Executive Officer. Mr. Peak entered the energy industry in 1973 as a commercial banker and held a variety of financial and executive positions in the oil and gas industry prior to founding Contango in 1999. Mr. Peak served as an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS in physics from Ohio University in 1967, and a MBA from Columbia University in 1972. He was also a director of Patterson-UTI Energy, Inc., a provider of onshore contract drilling services to exploration and production companies in North America.
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
The Board of Directors elected Mr. Juneau as Chairman of the Board and Chief Executive Officer for a number of reasons. Mr. Juneau is the co-founder of the Company and beneficially owns approximately 3% of the Company’s common stock, making him one of the largest shareholders. Mr. Juneau has been an active entrepreneur who founded JEX and built the business into a successful exploration company.
Corporate Offices
The Company does not lease office space, but rather uses the corporate offices leased by Contango. Contango’s 60 month lease agreement at 3700 Buffalo Speedway, Ste 960, Houston, TX 77098 expires on February 29, 2016.
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

The price of gold and the gold mining industry have suffered dramatic declines in the past year.

With the price of gold declining over 20% since the beginning of the calendar year, many large mining companies have announced the closure of existing gold mines and a moratorium on new gold mine development. In the future, the Company may seek an experienced mining joint venture partner or the possible sale of its Tetlin Lease discovery to a large gold mining company, and this decline in the industry may reduce the number of potential candidates and the potential value for such a transaction.

We may not have sufficient capital to operate our business following the completion of our 2013 exploration program and may be required to cease operations.

The Company will have a limited amount of cash to fund its operations following its 2013 exploration program. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations and you may lose your entire investment in the Company.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund any exploration activities beyond 2013. Our ability to raise capital will depend on many factors, including the success, if any, of our 2013 exploration program and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our properties in an untimely fashion or on less than favorable terms.

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

None of our properties have any proven or probable reserves. To date, we have engaged in only limited preliminary exploration activities on the properties, and our exploration activities for rare earth elements are based upon prior preliminary surveys conducted by the Federal government. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. There is no assurance that we may ever locate any commercial mineral resources on our properties. Additionally, even if we find minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If we do not establish reserves, we will be required to curtail or suspend our operations, in which case the market value of our common stock will decline, and you may lose all of your investment.

Our properties are located in the remote regions of Alaska and exploration activities may be limited by weather conditions and limited access and existing infrastructure.

Our focus is on the exploration of our properties in the state of Alaska. The arctic climate limits certain exploration activities to the period from May through October. In addition, the remote location of our properties may limit access and increase exploration expenses. Higher costs associated with exploration activities and limitation on the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of our properties and securities.

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

We are dependent on the services provided by the Chief of the Tetlin Village, and could be seriously harmed if the Chief terminated his services or became otherwise unavailable.

We are dependent upon the knowledge and experience provided by the Chief of the Tetlin Village regarding governmental affairs and tribal affairs issues. The loss of the services of the Chief could have a material adverse effect on us and could prevent us from pursuing our business plan.

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

We hold 89,917 acres in the form of state of Alaska unpatented mining claims for gold exploration. We also hold 3,440 acres in unpatented U.S. Federal mining claims for REE exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the state of Alaska or the U.S. Federal government, as applicable, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all state of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

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

With respect to our rare earth mining activities, Chinese competitors have been exploring for, mining and producing rare earth minerals long before our entry into the industry, and have far greater financial capabilities, as well as other processing technologies and resources to improve and expand their facilities. Additionally, the Chinese have enjoyed economies of scale and favorable domestic policies. We may not be able to overcome any strategic advantages our Chinese competitors may have over us.

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

In addition, our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of common stock. Among other things, these provisions:

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

Our common stock is thinly traded.

There are approximately 3.8 million shares of our common stock outstanding, with directors, employees, and our technical consultant owning approximately 7.9% of our common stock and the Estate of Mr. Kenneth R. Peak, our former Chairman, owning approximately 20.0% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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
Lease with Tetlin Village Council
JEX entered into the Tetlin Lease with the Tetlin Village Council, effective as of July 15, 2008. An undivided 50% leasehold interest was sold to Contango Mining pursuant to the Joint Exploration Agreement dated as of September 29, 2009 in exchange for $1 million and a 1% overriding royalty interest. JEX transferred its remaining 50% leasehold interest to Contango Mining as of September 15, 2010 in exchange for an increased overriding royalty aggregating 3% pursuant to an Amended ORRI Agreement. The Tetlin Lease covers approximately 675,000 acres of land, provides for an initial term of ten (10) years, with an option to renew the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease. While the Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease, the Company's exploration expenditures on the Tetlin Properties through its 2012 exploration program satisfied this requirement because under the Tetlin Lease, exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements.
If the Tetlin Lease is placed into commercial production of precious or non-precious metals, we will be obligated to pay a production royalty to the Native Village of Tetlin, ranging from 2.0% to 5.0%. The Company has purchased 0.75% of this production royalty for $225,000, which reduces the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to repurchase the 0.75% production royalty for $450,000, or a portion thereof. Until such time as production royalties begin, the Company originally paid the Tetlin Village Council an advance minimum royalty of $50,000 per year, which shall be credited toward any production royalty payable to the Tetlin Village Council. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment. In November 2012, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2013, and in May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014.
Gold Mining Claims
A listing of our state of Alaska unpatented mining claims as of June 30, 2013 for gold and associated minerals are listed in Exhibit 99.1, 99.3, 99.4, 99.5, and 99.6.

REE Mining Claims
A listing of our state of Alaska and Federal mining claims as of June 30, 2013 for rare earth elements are listed in Exhibit 99.2.

Location and Access of our Properties
Our properties for gold exploration are located in the eastern interior region of Alaska. Access to the Tetlin Project claims is available by road and access to public power is available. The Triple Z Project claims are accessible via an ATV trail from the public road. There is no commercial power available.
Our properties for REE exploration are located in the southeastern region of the state of Alaska. Salmon Bay and Stone Rock are accessible only by aircraft or sea. No commercial sources of power are available. The Alatna, Spooky, Wolf and Swift claims were abandoned effective December 1, 2012 to focus our time and resources on the remaining claims.
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
Prior to JEX’s acquisition of the Original Properties, to the Company’s knowledge, the Original Properties had not been previously explored for minerals.

BEAUFORT SEA
Prudhoe Bay
RUSSIA
CANADA
Arctic Circle
TRIPLE Z PROJECT
Anadyr
Anarraaq
Red Dog
Nolan Creek
Arctic
Bornite
Livengood
Golden Summit
Fairbanks
True North
Gil
Fort Knox
Pogo
Rob
Fortymile
Divide
Big Hurrah
Rock Creek
Nome
Yukon River
Liberty Bell
MAN
Illinois Cr.
Nixon Fork
Rainbow Hill
Golden Zone
Brewery Cr
Dublin Gulch
Dawson
White Gold
Whitehorse
BRITISH COLUMBIA
Tulsequah Chief
A-J
Juneau
Kensington
Greens Creek
Flat
Donlin Cr.
Anchorage
Tonsina
GULF OF ALASKA
BERING SEA
Shotgun
Pebble
Goodnews Bay
TETLIN PROJECT
Woewodski Is.
Union Bay
CJ
Duke Island
SALMON BAY PROJECT
STONE ROCK BAY PROJECT
Legend
Contango Property
Operating Mine
Mineral Prospect
Road
River
Tetlin Proj. Outline
0 miles 250

FIGURE 1: Location of the Contango gold-copper and rare earth element projects, Alaska. Infrastructure data are as follows: 1) Tetlin project: road accessible, public power available 2) Triple Z project: ATV trail from public road, no commercial power available; 3) Salmon Bay project: air or ocean accessible only, no commercial power available; 4) Stone Rock Bay: air or ocean accessible only, no commercial power available. Data from Avalon Development, 2013.

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

Gold Claims:	TOK/Tetlin	LAD/Triple Z	Eagle	Bush	ADC 2	Total
# 160 Acre Claims	54	45	349	48	48	544
# 40 Acre Claims	77	—	20	—	—	97
Total Acres	10,850	7,200	56,507	7,680	7,680	89,917
State Claim Rents—160-acre	$7,560	$3,080	$38,010	$3,360	$3,360	$6,720
State Claim Rents—40-acre	$2,695	$—	$700	$—	$—	$—
Totals	$10,255	$3,080	$38,710	$3,360	$3,360	$58,765

REE Claims:	Salmon Bay	Stone Rock	Total
# 20 Acre Fed claims	123	49	172
Total Acres	2,460	980	3,440
Fed Claim Rents—20-acre	$17,220	$6,860	$24,080
Totals	$17,220	$6,860	$24,080

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
Overriding Royalty Interest
Pursuant to the Amended ORRI Agreement dated September 15, 2010, in consideration of JEX’s assignment of its 50% interest in the properties to Contango Mining, the Company conveyed an overriding royalty interest to JEX which provides that JEX will receive a 3% of 8/8ths overriding royalty interest on all minerals mined from the Original Properties held by the Company as of the date of the Amended ORRI Agreement. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a 2% of 8/8ths ORRI on all minerals mined from properties acquired by the Company after July 1, 2012 in the state of Alaska. In addition, we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis, precious or non-precious metals derived from the Tetlin Lease. The Company has purchased 0.75% of this production royalty for $225,000, which reduces the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to repurchase the 0.75% production royalty for $450,000, or a portion thereof.

Item 3.    LEGAL PROCEEDINGS
As of the date of this Form 10-K, we are not a party to any legal proceedings and we are not aware of any proceeding contemplated against us.
Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the Over-The-Counter Bulletin Board (OTCBB) on December 20, 2010 under the symbol “CTGO”. The table below shows the high and low prices of our common stock for the periods indicated.

	High	Low
Fiscal Year 2012:
Quarter ended September 30, 2011	$17.89	$12.10
Quarter ended December 31, 2011	$17.88	$12.50
Quarter ended March 31, 2012	$17.00	$7.77
Quarter ended June 30, 2012	$12.98	$8.26

Fiscal Year 2013:
Quarter ended September 30, 2012	$10.06	$6.50
Quarter ended December 31, 2012	$10.69	$6.60
Quarter ended March 31, 2013	$12.00	$7.60
Quarter ended June 30, 2013	$10.00	$7.85
As of June 30, 2013, there were 3,750,394 shares of Contango ORE, Inc. common stock outstanding held by approximately 81 registered shareholders.

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
The following table sets forth information about our equity compensation plans at June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b))
Equity compensation plans approved by security holders	404,167	$10.49	468,594
Equity compensation plans not approved by security holders	—	—	—
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
In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak.

In September 2011, the Company granted 50,000 stock options to its directors, officers and technical consultant. In July 2012, the Company granted 100,000 stock options to its directors, officers and technical consultant. In December 2012, the Company granted 250,000 stock options to its directors and technical consultant. These three stock option grants vest over two years, beginning with 1/3 of the grants vesting on the date of grant. In October 2012, the Compensation Committee elected to immediately vest the September 2011 and July 2012 stock options granted to Mr. Peak. In June 2013, the Company granted 37,500 stock options to its employees. This June 2013 stock option grant vests immediately. All stock and option grants were issued under the 2010 Plan.
On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.
The 1,230,999 Warrants may, at any time on or after the date that is six months following the date of issuance, be exercised in whole or in part for the applicable number of shares. The fair value of each warrant was estimated to be $4.37 as of the date of grant.

Item 6.    NOT REQUIRED AS A SMALLER REPORTING COMPANY

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.
Overview
The Company was formed on September 1, 2010 as a Delaware corporation. We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. We have leased or have control over approximately 768,357 acres of Alaskan Native, Federal and state of Alaska properties for the exploration of gold and associated minerals and rare earth elements.

The Company is an exploration stage company that has not commenced mining or producing commercially marketable minerals. To date, we have not generated any revenue from mineral sales or operations. We have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. In the future, we may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from our properties. We do not expect to generate revenue from mineral sales in the foreseeable future. If our properties fail to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will need to generate significant revenues to achieve profitability and we may never do so.
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized claim rental expenses of $171,439 for the fiscal year ended June 30, 2013, compared to $198,797 for the fiscal year ended June 30, 2012. The lower level of claim rentals and minimum royalties is due to a reduction in minimum labor costs attributable to the release of 97,280 acres of state of Alaska acreage for the exploration rare earth elements, effective December 1, 2012.
For the fiscal year ended June 30, 2012, we recognized claim rental expenses of $198,797, compared to $281,418 for the fiscal year ended June 30, 2011. The lower level of claim rentals and minimum royalties is due to a reduction in minimum labor costs for rare earth elements.

Exploration Expenses. We incurred approximately $8.1 million of exploration expense for the fiscal year ended June 30, 2013, compared to $3.5 million for the fiscal year ended June 30, 2012. This increase is principally attributable to an increase in our summer 2012 and 2013 work programs. Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses. The increase is also attributable to stock-based compensation costs recorded under exploration expense related to the issuance of stock options in July 2012 and December 2012 to our technical consultant, pursuant to the Company's 2010 Equity Compensation Plan. Stock-based compensation costs included in exploration expense totaled $349,853 for the fiscal year ended June 30, 2013, as compared to $58,326 for the fiscal year ended June 30, 2012.
For the fiscal year ended June 30, 2012, we incurred approximately $3.5 million of exploration expense, compared to $2.3 million for the fiscal year ended June 30, 2011. This increase is principally attributable to an increase in our summer 2011 and 2012 work programs as well as stock-based compensation expense related to issuing restricted stock in November 2010 and stock options in September 2011 to our technical consultant.
Stock-based Compensation Expenses. We recognized approximately $1.1 million of stock-based compensation expense for the fiscal year ended June 30, 2013, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted to our officers and directors in September 2011, July 2012, December 2012 and June 2013. For the fiscal year ended June 30, 2012, we recognized $192,884 of stock-based compensation expense related to restricted stock granted to officers and directors in November 2010, and stock option awards granted to our officers and directors in September 2011. All issuances of restricted stock and stock options were made pursuant to the Company’s 2010 Equity Compensation Plan.
General and Administrative Expenses. General and administrative expenses for the fiscal year ended June 30, 2013, 2012 and 2011 were $662,140, $366,127 and $237,977, respectively. The year-over-year increase is attributable to increased community affair expenditures and increased legal, accounting and other professional service costs as we implement Sarbanes-Oxley controls and procedures, XBRL reporting requirements, and expand our business and operations.
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
Liquidity and Capital Resources
The Company is still in the initial stage of conducting exploration activities on its properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the properties.
Liquidity Outlook. Our initial source of funding was the $3.5 million in cash contributed by Contango which has been fully expended. On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, our then-Chairman and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. After repaying approximately $0.5 million of short-term debt under the Company’s Revolving Line of Credit Promissory Note, the Company used the remaining funds on its 2012 exploration program in Alaska and for general corporate purposes.
On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share (the "Warrant"), in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's President and Chief Executive Officer. The total transaction costs were approximately $0.7 million, including $0.6 million paid to the placement agent. The Company will use these proceeds to fund its 2013 exploration program in Alaska which runs from May through October and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

Revolving Line of Credit Promissory Note. On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”). The Company and Contango share common executive officers. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note would bear interest at 10% per annum. On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the March 2012 equity offering. The CORE Note expired on December 31, 2012.

Dissolution of the Company. While the Company was successful in selling shares of Common Stock sufficient to fund its 2013 exploration program, after completion of the 2013 exploration program, the Company anticipates requiring additional funding to continue further exploration activities. If the 2013 exploration program is successful, the Company will be required to seek additional debt or equity funding or capital reorganization. If the 2013 exploration program is not successful, or if the Company is unable to obtain additional funding, the Company may be required to cease operations, dissolve and wind-up the business of the Company.
Off-Balance Sheet Arrangements
None
Contractual Obligations
The Tetlin Lease provides for an initial term of ten years, with an option to renew the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through our 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2012, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, which amounts are credited toward the payment of any production royalties.

Additionally, we will pay JEX an overriding royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Original Properties, or an overriding royalty of 2% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties.
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
Stock-Based Compensation. The Company applies the fair value method to account for stock-based compensation. Under this method, we will measure and recognize compensation expense for all stock-based payments at fair value at the date of grant and amortize the amount over the employee's service period. Management is required to make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.
Item 7A. NOT REQUIRED AS A SMALLER REPORTING COMPANY
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F- 17 of this Form 10-K.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting (as that term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2013.
This Annual Report on Form 10-K does not include an attestation report from UHY LLP, the Company's independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by UHY LLP, pursuant to SEC rules that permit the Company to provide only management's report in this Annual Report on Form 10-K.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2013.

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
The financial statements are set forth in pages F-1 to F-16 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits:
The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango ORE, Inc. (1)
3.2	Bylaws of Contango ORE, Inc. (1)
4.1	Form of Certificate of Contango ORE, Inc. Common Stock (1)
4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (6)
4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent (6)
4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent (7)
10.1
Mineral Lease, effective as of July 15, 2008, between the Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011 (2)
10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011 (2)
10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012 (8)
10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak (1)
10.6	Form of 2010 Equity Compensation Plan (1)
10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)
10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)
10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)
10.1	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)
10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (9)
10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)
10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)
10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (7)
14.1	Code of Ethics (9)
31.1	Section 302 CEO Certification †
31.2	Section 302 CFO Certification †
32.1	Section 906 CEO Certification †
32.2	Section 906 CFO Certification †
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease) (2)
99.2	Original Schedule of REE Properties (2)
99.3	Schedule of Revised TOK Claims (8)
99.4	Schedule of Bush Claims (8)
99.5	Schedule of Revised Eagle Claims (8)
99.6	Schedule of ADC 2 Claims (8)
99.7	2011 Report of Behre Dolbear & Company (USA) (5)
101	Interactive Data Files †

†	Filed herewith

1	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
2	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
3	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.
4	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.
5	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
6	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
7	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
8	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
9	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.
/s/ BRAD JUNEAU	/s/ SERGIO CASTRO	/s/ YAROSLAVA MAKALSKAYA
Brad Juneau President and Chief Executive Officer (principal executive officer)	Sergio Castro Chief Financial Officer (principal financial officer)	Yaroslava Makalskaya Chief Accounting Officer (principal accounting officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	September 11, 2013
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	September 11, 2013
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	September 11, 2013
JOSEPH G. GREENBERG

CONTANGO ORE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango ORE, Inc.
We have audited the accompanying balance sheets of Contango ORE, Inc. (an exploration stage company) (the “Company”) as of June 30, 2013 and 2012, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2013 and for the period from Inception (October 15, 2009) to June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Contango ORE, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013 and for the period from Inception (October 15, 2009) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.
/s/ UHY LLP
Houston, Texas
September 11, 2013

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$13,027,932	$7,765,265
Prepaid expenses	102,532	138,029
Total current assets	13,130,464	7,903,294
PROPERTY AND EQUIPMENT:
Mineral properties	1,208,886	1,008,886
Accumulated depreciation, depletion and amortization	—	—
Total property and equipment, net	1,208,886	1,008,886
OTHER ASSETS:
Other	225,000	225,000
TOTAL ASSETS	$14,564,350	$9,137,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,656,074	$1,728,664
Accrued liabilities	94,287	73,000
Total current liabilities	1,750,361	1,801,664
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,750,394 shares issued and outstanding at June 30, 2013; 2,480,269 shares issued and outstanding at June 30, 2012	37,504	24,803
Additional paid-in capital	31,025,660	15,527,205
Accumulated deficit during exploration stage	(18,249,175)	(8,216,492)
SHAREHOLDERS’ EQUITY	12,813,989	7,335,516
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,564,350	$9,137,180

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2013	2012	2011	Period from Inception (October 15, 2009) to June 30, 2013
EXPENSES:
Claim rentals and minimum royalties	$171,439	$198,797	$281,418	$844,366
Exploration expenses	8,065,936	3,501,884	2,271,088	14,716,670
Stock-based compensation expense	1,133,168	192,884	63,681	1,389,733
General and administrative expenses	662,140	366,127	237,977	1,298,406
Total expenses	10,032,683	4,259,692	2,854,164	18,249,175

LOSS BEFORE INCOME TAXES	10,032,683	4,259,692	2,854,164	18,249,175
Benefit (provision) for income taxes	—	—	—	—
NET LOSS	$10,032,683	$4,259,692	$2,854,164	$18,249,175
LOSS PER SHARE
Basic and diluted	$3.54	$2.35	$1.82	$9.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	2,837,523	1,814,072	1,566,467	1,973,772

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2012	2011	Period from Inception (October 15, 2009) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,032,683)	$(4,259,692)	$(2,854,164)	$(18,249,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,483,021	251,210	84,908	1,819,139
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	35,497	(59,871)	155,110	(102,532)
Increase (decrease) in accounts payable and other accrued liabilities	(51,303)	1,156,900	133,608	1,750,361
Net cash used in operating activities	(8,565,468)	(2,911,453)	(2,480,538)	(14,782,207)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of other assets	—	(150,000)	(75,000)	(225,000)
Acquisition of properties	(200,000)	—	—	(1,208,886)
Net cash used in investing activities	(200,000)	(150,000)	(75,000)	(1,433,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholders’ contributions	—	—	4,950,638	6,784,272
Common stock and warrant issuance, net	14,028,135	8,431,618	—	22,459,753
Short-term borrowings	—	500,000	—	500,000
Repayment of short-term borrowings	—	(500,000)	—	(500,000)
Net cash provided by financing activities	14,028,135	8,431,618	4,950,638	29,244,025
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,262,667	5,370,165	2,395,100	13,027,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,765,265	2,395,100	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,027,932	$7,765,265	$2,395,100	$13,027,932
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$14,917	$—	$—

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock			Additional Paid-in Capital	Accumulated Deficit Exploration Stage	Total Shareholders’ Equity
	Shares		Amount
Balance at Inception (October 15, 2009)	—	—	$—	$—	$—	$—
Shareholders’ contribution	1,566,467		15,665	1,817,969	—	1,833,634
Net loss for the period	—		—	—	(1,102,636)	(1,102,636)
Balance at June 30, 2010	1,566,467		$15,665	$1,817,969	$(1,102,636)	$730,998
Shareholders’ contribution	—		—	4,950,638	—	4,950,638
Stock-based compensation	—		—	84,908	—	84,908
Net loss for the period	—		—	—	(2,854,164)	(2,854,164)
Balance at June 30, 2011	1,566,467		$15,665	$6,853,515	$(3,956,800)	$2,912,380
Stock-based compensation	—		—	251,210	—	251,210
Shares vested	31,302		313	(313)	—	—
Issuance of common stock, net	882,500		8,825	8,422,793	—	8,431,618
Net loss for the period	—		—	—	(4,259,692)	(4,259,692)
Balance at June 30, 2012	2,480,269		$24,803	$15,527,205	$(8,216,492)	$7,335,516
Stock-based compensation	—		—	1,483,021	—	1,483,021
Shares vested	39,126		391	(391)	—	—
Issuance of common stock, net	1,230,999		12,310	9,931,445	—	9,943,755
Warrants	—		—	4,828,245	—	4,828,245
Cost of stock and warrant issuance	—		—	(743,865)	—	(743,865)
Net loss for the period	—		—	—	(10,032,683)	(10,032,683)
Balance at June 30, 2013	3,750,394		$37,504	$31,025,660	$(18,249,175)	$12,813,989

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
On April 19, 2013, the Company's co-founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67.
On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned the Original Properties (defined below) and certain other assets and liabilities to Contango. Contango contributed the Original Properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock. The above transactions occurred between companies under common control. Contango subsequently distributed the Company’s common stock to Contango’s stockholders. The Company had no operating history prior to the contribution of assets and liabilities by Contango. The financial statements of the Company include the financial position, results of operations, and cash flows of Contango Mining since Contango Mining’s inception on October 15, 2009 (the “Inception”). The equity structure (i.e. the number and type of equity interests issued) for periods before November 29, 2010 was retroactively adjusted to reflect the capital structure of the Company after November 29, 2010.
The Company is an exploration stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” An investment in the Company involves a high degree of risk. The Company’s fiscal year end is June 30.
The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (collectively, the "Original Properties”). If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration L.P. (“JEX”).
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
We have completed our fourth year of exploration efforts on the Original Properties, which has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads, including an exploration lead on our Triple Z prospect which is located 10 miles north of, and outside the boundaries of, our Tetlin Lease.
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
Cash Equivalents. Cash equivalents are considered to be highly liquid securities having an original maturity of 90 days or less.
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
Common Stock. The Company’s certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, $0.01, par value. As of June 30, 2013, approximately 3.8 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.
Stock-Based Compensation. The Company applies the fair value method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model.

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications were not material and had no effect on cash flows or net loss.
Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2013 and 2012 and has not recognized any tax provision or benefit for the applicable periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2013 or 2012.
The Company files income tax returns in the United States and certain state jurisdictions. The Company’s tax returns through fiscal year 2013 remain open for examination by taxing authorities in the respective jurisdictions where those returns are filed.
Recently Issued Accounting Pronouncements. We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Costs Incurred
Costs to acquire and explore the properties were as follows:

	Year Ended June 30,
	2013	2012	2011	Period from Inception (October 15, 2009 to June 30, 2013)
Acquisition of mineral interests	$200,000	$—	$—	$1,208,886
Exploration costs and claim rentals	8,237,375	3,700,681	2,552,506	15,561,036
Total costs incurred	$8,437,375	$3,700,681	$2,552,506	$16,769,922

The Tetlin Lease has a ten year term beginning July 2008 with an option to renew the Tetlin Lease for an additional ten years, or so long as we initiate and continue conducting mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed us to only renew the Tetlin Lease with 50% of the acreage, but in December 2012, the Tetlin Lease was amended, allowing the Company to renew 100% of the acreage in 2018, in exchange for $200,000, which the Company paid to the Tetlin Village Council.
5. Prepaid Expenses
The Company’s prepaid expenses of $102,532 and $138,029 as of June 30, 2013 and 2012, respectively, relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"). In November 2012, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2013, and in May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014, as further explained in Note 11 - Commitments and Contingencies.
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
7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Year Ended June 30, 2013
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$10,032,683	2,837,523	$3.54

	Year Ended June 30, 2012
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$4,259,692	1,814,072	$2.35

	Year Ended June 30, 2011
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$2,854,164	1,566,467	$1.82

	Period from Inception (October 15, 2009) to June 30, 2013
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$18,249,175	1,973,772	$9.25

Options and warrants to purchase 1,635,166 shares of common stock were outstanding as of June 30, 2013, and options to purchase 50,000 shares of common stock were outstanding as of June 30, 2012. These options and warrants were not included in the computation of diluted earnings per share for the applicable fiscal year and for the period from inception to June 30, 2013, due to being anti-dilutive as a result of the Company’s net loss for all periods presented. No options or warrants were outstanding as of June 30, 2011.
8. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of June 30, 2013, we had 3,750,394 shares of common stock outstanding; an additional 23,478 shares of restricted stock outstanding; 404,167 options outstanding; and 1,230,999 warrants outstanding. No shares of preferred stock have been issued.
On November 29, 2010, the Company issued approximately 1.6 million shares of common stock to Contango for distribution to Contango’s stockholders of record as of October 15, 2010 on the basis of one share of common stock for each ten shares of Contango’s common stock then outstanding in exchange for the assignment by Contango Mining of all of its assets and liabilities, together with $3.5 million in cash to the Company pursuant to the terms of a Contribution Agreement between Contango and the Company (the “Contribution Agreement”). The Company’s equity structure for the periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company as of November 29, 2010.

2012 Private Placement

On March 26, 2012, the Company completed the sale of 882,500 shares of Common Stock to accredited investors at a price of $10.00 per share in a private placement for total proceeds of approximately $8.8 million, including 400,000 shares that were purchased by Mr. Peak, the Company’s then-Chairman and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.4 million. After repaying approximately $0.5 million of short-term debt under the Company’s Revolving Line of Credit Promissory Note with Contango, the Company used the remaining $7.9 million to fund its 2012 exploration program in Alaska and for general corporate purposes. The shares of Common Stock sold were not registered under the Securities Act of 1933, as amended, but are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

2013 Private Placement
On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's President and Chief Executive Officer. The total transaction costs were approximately $0.7 million, including $0.6 million paid to the placement agent. The Company will use these proceeds to fund its 2013 exploration program in Alaska which runs from May through October and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

The 1,230,999 warrants may, at any time on or after the date that is six months following the date of issuance, be exercised in whole or in part for the applicable number of shares. The fair value of each warrant was estimated to be $4.37 as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: (i) risk-free interest rate of 0.39%; (ii) expected life of 2.8 years; (iii) expected volatility of 82.34%; and (iv) expected dividend yield of 0%.
Rights Plan
On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013. Under the terms of the amended Rights Plan, each right (a "Right") will entitle the holder to buy 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80.00 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth R. Peak, acquires beneficial ownership of 20% or more of the Company's common stock.

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

9. Line of Credit

On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”) which expired on December 31, 2012. The Company and Contango share common executive officers. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note bore interest at 10% per annum. On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the March 2012 equity offering.

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

Under the 2010 Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. Upon option exercise the Company's policy is to issue new shares to option holders.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3—“Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatities are based on the historical weekly volatility of our stock with a look back period of one year. The expected dividend yield is zero as we have never declared and to do not anticipate declaring dividends on our common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The total fair value of stock options vested in fiscal year 2013 and 2012 was approximately $1.0 million and $56,000, respectively. No stock options were outstanding as of June 30, 2011. As of June 30, 2013, the total unrecognized compensation cost related to nonvested stock options was $582,446. As of June 30, 2013 the stock options had a weighted average remaining life of 4.1 years.
A summary of the status of stock options granted under the 2010 Plan as of June 30, 2013, 2012 and 2011, and changes during the fiscal years then ended, is presented in the table below.

	Year Ended June 30,
	2013		2012		2011
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	50,000	$13.13	—	—	—	—
Granted	387,500	$10.19	50,000	$13.13	—	—
Exercised	—	—	—	—	—	—
Forfeited	(33,333)	$11.00	—	—	—	—
Cancelled	—	—	—	—	—	—
Outstanding, end of year	404,167	$10.49	50,000	$13.13	—	—
Aggregate intrinsic value	$—		$2,450		—

Exercisable, end of year	234,165	$10.77	16,667	$13.13	—	—
Aggregate intrinsic value	$—		$817		—

Available for grant, end of year	501,927		856,094		906,094
Weighted average fair value of
options granted during the year (1)	$5.09		$3.38		—
_______________
(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2013 and 2012, respectively: (i) risk-free interest rate of 0.44 percent and 0.42 percent; (ii) expected lives of 2.63 and 3.0 years; (iii) expected volatility of 90.1 percent and 40.0 percent; and (iv) expected dividend yield of zero percent.

The following table summarizes information regarding stock options granted under our 2010 Plan that were outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of	Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
	Under	Remaining	Average	Under	Remaining	Average
	Outstanding	Contractual	Exercise	Outstanding	Contractual	Exercise
Range of Exercise Price	Options	Life	Price	Options	Life	Price
$10.00 - $10.99	312,500	4.4	$10.00	149,165	4.4	$10.00
$11.00 - $11.99	41,667	2.7	$11.00	41,667	2.7	$11.00
$12.00 - $12.99	35,000	3.2	$12.75	28,333	3.2	$12.75
$14.00 - $14.99	15,000	3.2	$14.03	15,000	3.2	$14.03
	404,167	4.1	$10.49	234,165	3.9	$10.77

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant, the owner of Avalon . All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. A summary of the Company’s restricted stock as of June 30, 2013 and the change during the year then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2011	93,906	$4.65
Granted	—	—
Vested	(31,302)	4.65
Forfeited	—	—
Nonvested balance at June 30, 2012	62,604	$4.65
Granted	—	—
Vested	(39,126)	4.65
Forfeited	—	—
Nonvested balance at June 30, 2013	23,478	$4.65
As of June 30, 2013, the total compensation cost related to nonvested awards not yet recognized was $45,485. The remaining costs are expected to be recognized over the next five months.

Stock-based compensation expense for the periods reflected was as follows:

	Year Ended June 30,
	2013	2012	2011	Period from Inception (October 15, 2009 to June 30, 2013)
Stock-based compensation included in:
Exploration expenses (1)	$349,853	$58,326	$21,227	429,406
Stock-based compensation expense (2)	1,133,168	192,884	63,681	1,389,733
Total stock-based compensation expense	$1,483,021	$251,210	$84,908	$1,819,139

(1) Related to restricted stock and stock option awards to the Company's technical consultant
(2) Related to the restricted stock and stock option awards to the Company's directors and employees.
11. Commitments and Contingencies
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
REE Exploration. The Company’s Stone Rock and Salmon Bay projects are both located on Federal land. The claim rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. Effective December 1, 2012, the Company abandoned its Swift , Wolf, and Alatna projects on state of Alaska lands to devote more time and resources to its Stone Rock and Salmon Bay projects and gold exploration.
JEX Royalties. We will also pay JEX a production royalty of 3.0% should we derive revenues from any of the Original Properties and an overriding royalty of 2.0% should we derive revenues from any of the Additional Properties that JEX helps to acquire.

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

12. Income Taxes

	Year Ended June 30,
	2013	2012	2011	Period from Inception (October 15, 2009 to June 30, 2013)
Benefit at statutory tax rate	$(3,511,439)	$(1,490,892)	$(998,957)	$(6,387,211)
State tax benefit	(1,112,760)
Permanent differences	39,823	—	48,826	99,945
Provision to return adjustment	(82,070)
Valuation allowance	4,666,446	1,490,892	950,131	7,482,096
Income tax provision	$—	$—	$—	$1,194,830
The benefit for income taxes for the periods indicated below are comprised of the following:

Year Ended June 30,
	2013	2012	2011	Period from Inception (October 15, 2009 to June 30, 2013)
Current:
Federal	$—	$—	$—	$—
State	—
Deferred:
Federal	$—	$—	$—	$—
State	—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2013	2012
Deferred tax asset:
Capitalized exploration expenses	$5,543,632	$2,452,896
State deferred tax assets	$1,112,760
Stock option expenses	361,230	89,798
Net operating losses	464,475	272,956
Valuation allowance	(7,482,097)	(2,815,650)
Net deferred tax assets	$—	$—

During fiscal year 2013, we had a change in our valuation allowance of approximately $4.7 million. At June 30, 2013, we have a U.S. federal tax loss carryforward of approximately $464,475, and a state income tax loss carryforward of approximately $1.1 million. These federal and state net operating loss carry-forwards will begin expiring in 2031.

13. Related Party Transactions

Contango and the Company share similar executive management teams. Pursuant to the Contribution Agreement between Contango and the Company, effective as of November 29, 2010, Contango contributed the Original Properties and $3.5 million in cash to the Company in exchange for shares of common stock of the Company in an amount equal to one share of common stock for each ten shares of Contango's common stock outstanding as of October 15, 2010.
In August 2012, Mr. Brad Juneau, the sole manager of the general partner of JEX, was appointed to the Board of

Directors of the Company and appointed as President and Acting Chief Executive Officer of the Company following a medical leave of absence of our then-Chief Executive Officer, Mr. Peak. In December 2012, Mr. Juneau was elected President and Chief Executive Officer of the Company, and in April 2013, Mr. Juneau was elected Chairman. JEX is a private company formed primarily for the purpose of generating natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in the Original Properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the Original Properties transferred.
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

    On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 Units at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's President and Chief Executive Officer.

The Company currently does not lease office space, but rather uses the corporate offices leased by Contango. Contango's 60 month lease agreement at 3700 Buffalo Speedway, Ste 960, Houston, TX 77098 expires on February 28, 2016.

14. Subsequent Events

In July 2013, the Company granted 5,000 stock options to an employee of Avalon. These options vest immediately on the date of grant. The fair value of the options was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) risk-free rate of 0.47 percent; (ii)expected life of 2.5 years; (iii) expected volatility of 63.3 percent; and (iv) expected dividend yield of zero percent.

In August 2013, the Company advanced $100,000 to the Tetlin Village Council under a Promissory Note (the "Tetlin Note") for road improvements. Under the terms of the Tetlin Note, the advance will be repaid without interest on the earlier of (i) October 1, 2013 or (ii) a date that is within five days following the date the Tetlin Village Council receives funds from the state of Alaska for road improvements.

CONTANGO ORE, INC.
QUARTERLY RESULTS OF OPERATIONS (Unaudited)
Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended June 30, 2013, 2012 and 2011:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
Fiscal Year 2013:
Net loss	$4,236,756	$1,161,451	$501,033	$4,133,443
Basic and diluted loss per share	$1.71	$0.46	$0.19	$1.10
Fiscal Year 2012:
Net loss	1,650,170	492,480	243,079	1,873,963
Basic and diluted loss per share	1.05	0.31	0.15	0.76
Fiscal Year 2011:
Net loss	$862,128	$296,237	$140,394	$1,555,405
Basic and diluted loss per share	$0.55	$0.19	$0.09	$0.99