Form 10-Q
period 2013-09-30
Contango ORE, Inc.
filed 2013-11-14
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-54136
CONTANGO ORE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-3431051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 925 HOUSTON, TEXAS 77098
(Address of principal executive offices)
(713) 877-1311
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 11, 2013 was 3,750,394.

CONTANGO ORE, INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets (unaudited) as of September 30, 2013 and June 30, 2013	3
	Statements of Operations (unaudited) for the three months ended September 30, 2013 and 2012 and from Inception (October 15, 2009) to September 30, 2013	4
	Statements of Cash Flows (unaudited) for the three months ended September 30, 2013 and 2012 and from Inception (October 15, 2009) to September 30, 2013	5
	Statement of Shareholders’ Equity (unaudited) for the three months ended September 30, 2013	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	36
All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	2013
	September 30,	June 30,
ASSETS
CURRENT ASSETS:
Cash	$9,324,614	$13,027,932
Prepaid expenses and other	168,197	102,532
Total current assets	9,492,811	13,130,464
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,208,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$10,926,697	$14,564,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,965,586	$1,656,074
Accrued liabilities	4,898	94,287
Total current liabilities	3,970,484	1,750,361
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,750,394 shares issued and outstanding at September 30, 2013; 3,750,934 shares issued and outstanding at June 30, 2013	37,504	37,504
Additional paid-in capital	31,346,837	31,025,660
Accumulated deficit during exploration stage	(24,428,128)	(18,249,175)
SHAREHOLDERS’ EQUITY	6,956,213	12,813,989
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,926,697	$14,564,350
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Period from Inception (October 15, 2009)
	2013	2012	to September 30, 2013
EXPENSES:
Claim rentals and minimum royalties	$60,631	$67,605	$904,997
Exploration expense	5,531,559	3,740,011	20,248,229
Stock-based compensation expense	252,592	226,162	1,642,325
General and administrative expense	334,171	202,978	1,632,577
Total expenses	6,178,953	4,236,756	24,428,128
NET LOSS	$(6,178,953)	$(4,236,756)	$(24,428,128)
LOSS PER SHARE
Basic and diluted	$(1.65)	$(1.71)	$(11.72)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,750,394	2,480,269	2,084,811
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Period from Inception (October 15, 2009)
	2013	2012	to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,178,953)	$(4,236,756)	$(24,428,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	321,177	301,308	2,140,316
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	34,335	109,588	(68,197)
Increase (decrease) in accounts payable and accrued liabilities	2,220,123	(769,411)	3,970,484
Net cash used for operating activities	$(3,603,318)	$(4,595,271)	$(18,385,525)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note Receivable from Tetlin Village	(100,000)	—	(100,000)
Acquisition of other assets	—	—	(225,000)
Acquisition of properties	—	—	(1,208,886)
Net cash used in investing activities	$(100,000)	$—	$(1,533,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	—	6,784,272
Common stock and warrants issuance, net	—	—	22,459,753
Short-term borrowings	—	—	500,000
Repayment of short-term borrowings	—	—	(500,000)
Net cash provided by financing activities	$—	$—	$29,244,025
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,703,318)	(4,595,271)	9,324,614
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,027,932	7,765,265	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,324,614	$3,169,994	$9,324,614
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2013	3,750,394	$37,504	$31,025,660	$(18,249,175)	$12,813,989
Stock-based compensation	—	—	321,177	—	321,177
Net loss for the period	—	—	—	(6,178,953)	(6,178,953)
Balance at September 30, 2013	3,750,394	$37,504	$31,346,837	$(24,428,128)	$6,956,213
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
The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (collectively, the "Original Properties”). If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration, LP (“JEX”).
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
We have completed our fifth year of exploration efforts on the Original Properties, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area. We expect to learn the results of our 2013 exploration program by the end of calendar year 2013, after completion of post-season geological and geophysical work and analysis by our third-party engineers.
2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

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
Common Stock. Our certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, par value $0.01. As of September 30, 2013, the Company had 3,750,394 shares of common stock issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company after November 29, 2010.
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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2013 and June 30, 2013 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2013 or June 30, 2013.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended September 30,		Period from Inception (October 15, 2009)
	2013	2012	to September 30, 2013
Acquisition of mineral interests	$—	$—	$1,208,886
Exploration costs, claim rentals, and minimum royalties	5,592,190	3,807,616	21,153,226
Total costs incurred	$5,592,190	$3,807,616	$22,362,112

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
5. Prepaid Expenses & Other Current Assets
The Company has prepaid expenses and other current assets of $168,197 and $102,532 as of September 30, 2013 and June 30, 2013, respectively. In August 2013, the Company loaned $100,000 to the Tetlin Village Council under a Promissory Note (the "Tetlin Note") for road improvements. Consistent with the terms of the Tetlin Note, the advance was repaid without interest on October 4, 2013. Prepaid expenses relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"). In May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014, as further explained in Note 11 - Commitments and Contingencies.
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

7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2013			2012
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(6,178,953)	3,750,394	$(1.65)	$(4,236,756)	2,480,269	$(1.71)
Diluted Loss per Share:
Net loss attributable to common stock	$(6,178,953)	3,750,394	$(1.65)	$(4,236,756)	2,480,269	$(1.71)

	Period from Inception (October 15, 2009) to September 30, 2013
	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(24,428,128)	2,084,811	$(11.72)
Diluted Loss per Share:
Net loss attributable to common stock	$(24,428,128)	2,084,811	$(11.72)

Options and warrants to purchase 1,692,666 shares of common stock were outstanding as of September 30, 2013, and options to purchase 150,000 shares of common stock were outstanding as of September 30, 2012. These options and warrants were not included in the computation of diluted earnings per share for each three month period and the period from inception to September 30, 2013, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2013, we had 3,750,394 shares of common stock outstanding. We also had an additional 23,478 shares of restricted stock and 1,692,666 options and warrants to purchase shares of common stock outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest in November 2013.
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
The 1,230,999 warrants may, at any time on or after the date that is six months following the date of issuance, be exercised in whole or in part for the applicable number of shares. The fair value of each warrant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: (i) risk-free interest rate of 0.39%; (ii) expected life of 2.8 years ; (iii) expected volatility of 82.34%; and (iv) expected dividend yield of 0%.
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
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 30, 2013, there were 23,478 restricted shares outstanding and options to purchase 461,667 shares of common stock outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended September 30,		Period from Inception (October 15, 2009)
	2013	2012	to September 30, 2013
Stock-based compensation included in:
Exploration expense (1)	$68,585	$75,146	$497,991
Stock-based compensation expense (2)	252,592	226,162	1,642,325
Total stock-based compensation expense	$321,177	$301,308	$2,140,316

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant, the owner of Avalon and one Avalon employee.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.
Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. As of September 30, 2013, the total compensation cost related to nonvested awards not yet recognized was $18,194. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Stock Options. The option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

	Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period
September 2011 (1)	50,000	$13.13	Vests over two years, beginning with one-third on the grant date.
July 2012 (2)	100,000	$10.25	Vests over two years, beginning with one-third on the grant date.
December 2012 (3)	250,000	$10.20	Vests over two years, beginning with one-third on the grant date.
June 2013 (4)	37,500	$10.00	Vested Immediately
July 2013 (5)	5,000	$10.00	Vested Immediately
September 2013 (6)	37,500	$10.01	Vested Immediately
September 2013 (6)	15,000	$10.01	Vests over two years, beginning with one-third on the grant date.

(1) The Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon, for services performed during fiscal year 2011.
(2) The Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant for services performed during fiscal year 2012.
(3) The Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant for services performed during fiscal year 2013.
(4) The Company granted 37,500 stock options to its employees for services performed during fiscal year 2013.
(5) The Company granted 5,000 stock options to an employee of Avalon for services performed during fiscal year 2013.
(6) The Company granted 52,500 stock options to its employees for services performed during the first quarter of fiscal year 2014.
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of September 30, 2013, the stock options had a weighted-average remaining life of 4 years. The the total compensation cost related to nonvested options not yet recognized as of September 30, 2013 was $513,911.
A summary of the status of stock options granted under the 2010 Plan as of September 30, 2013 and changes during the three months then ended, is presented in the table below:

	Three Months Ended September 30, 2013
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2013	404,167	$10.49
Granted - July 2013 (1)	5,000	$10.00
Granted - September 2013 (2)	52,500	$10.01
Exercised	—	—
Forfeited	—	—
Outstanding, end of period	461,667	$10.43
Aggregate intrinsic value	$—
Exercisable, end of period	303,333	$10.66
Aggregate intrinsic value	$—
Available for grant, end of period	444,427
Weighted average fair value per share of options granted during the period	$3.92

(1)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the July 2013 grant: (i) risk-free interest rate of 0.47%; (ii) expected life of 2.5 years; (iii) expected volatility of 63.3%; and (iv) expected dividend yield of 0%. The weighted average fair value per share for the options granted in July 2013 is $2.68.

(2)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the September 2013 grant: (i) risk-free interest rate of 0.51%; (ii) expected life of 2.6 years; (iii) expected volatility of 64.4%; and (iv) expected dividend yield of 0%. The weighted average fair value per share for the options granted in September 2013 is $4.04.

10. Related Party Transactions
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

The Company currently does not lease office space, but rather uses the corporate offices leased by JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098.
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
Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, the Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2013, the Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000. (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment.
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

13. Subsequent Events

Ms. Leah Gaines was appointed Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company as of October 1, 2013. The appointment of Ms. Gaines follows the resignation of Mr. Sergio Castro and Ms. Yaroslava Makalskaya, as a result of the merger between Contango Oil & Gas Company and Crimson Exploration Inc. Mr. Sergio Castro and Ms. Yaroslava Makalskaya are officers of Contango Oil & Gas Company where they have increased responsibilities after the merger.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2013, previously filed with the SEC.
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
Overview
We are a Houston-based company, whose primary business is to explore in the state of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. As of November 11, 2013 we had leased or had control over Federal and state of Alaska properties totaling approximately 768,357 acres for the exploration of gold ore and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals and rare earth elements through leases or obtaining additional mining claims.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Original Properties (defined below) from Juneau Exploration, LP, (“JEX”) in exchange for $1 million and a 1% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Original Properties by increasing the overriding royalty interest in the Original Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX continues to assist the Company in acquiring land in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and Mr. Brad Juneau, the sole manager of the general partner of JEX, is the Chairman, President and Chief Executive Officer of the Company.
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
Our properties consist of mineral leases and unpatented mining claims. We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in both the gold and rare earths industries, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mine development work, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, our exploration field work is normally restricted to May through October. The following table summarizes our property holdings as of September 30, 2013:

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
Strategy
Using our limited capital availability to increase our reward potential on selective prospects. We will concentrate our risk investment capital on our prospects in Alaska. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our properties will have commercially viable mineral deposits. Should our properties prove to have known commercial deposits, or mineral ore, we will be required to either i) contract with third parties to mine our mineral ore, or ii) consider a joint venture or a sale of all or a portion of our properties. In addition, valuations of mineral commodities are highly volatile and are currently depressed compared to 2012. In the event they remain depressed, the Company may decide not to raise additional funds for further exploratory drilling for one or more years.
Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may be commercially mined. If we are successful in our exploration activities, we may consider a joint venture or sale of our properties to qualified mining companies.
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of September 30, 2013, the Company's directors, employees, and our technical consultants beneficially own approximately 9.3% of our common stock. An additional 16.6% of our common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman, who passed away on April 19, 2013.
In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. As of September 30, 2013, there were 23,478 shares of restricted stock that remained unvested.

The option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

	Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period
September 2011 (1)	50,000	$13.13	Vests over two years, beginning with one-third on the grant date.
July 2012 (2)	100,000	$10.25	Vests over two years, beginning with one-third on the grant date.
December 2012 (3)	250,000	$10.20	Vests over two years, beginning with one-third on the grant date.
June 2013 (4)	37,500	$10.00	Vested Immediately
July 2013 (5)	5,000	$10.00	Vested Immediately
September 2013 (6)	37,500	$10.01	Vested Immediately
September 2013 (6)	15,000	$10.01	Vests over two years, beginning with one-third on the grant date.

(1) The Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon, for services performed during fiscal year 2011.
(2) The Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant for services performed during fiscal year 2012.
(3) The Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant for services performed during fiscal year 2013.
(4) The Company granted 37,500 stock options to its employees for services performed during fiscal year 2013.
(5) The Company granted 5,000 stock options to an employee of Avalon for services performed during fiscal year 2013.
(6) The Company granted 52,500 stock options to its employees for services performed during the first quarter of fiscal year 2014.

Ms. Leah Gaines was appointed Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company as of October 1, 2013. The appointment of Ms. Gaines follows the resignation of Mr. Sergio Castro and Ms. Yaroslava Makalskaya as a result of the merger between Contango Oil & Gas Company and Crimson Exploration Inc. Mr. Sergio Castro and Ms. Yaroslava Makalskaya are officers of Contango Oil & Gas Company where they have increased responsibilities after the merger. On June 28, 2013 the Compensation Committee elected to immediately vest all of the stock options of Mr. Castro and Ms. Makalskaya.
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
The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty acre mining claim, which is granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government continues to own the surface estate even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled in fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. In order to acquire a patent, an applicant must, among other things, prove that improvements have been made on the land of not less than $500, pay a fee of five dollars per acre, and identify and describe the mineral deposit located in the land. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.
With respect to unpatented mining claims, the Federal or applicable state government continues to own the fee interest in real property while allowing private parties to stake claims for exploration, development and commercial extraction of minerals with rights of ingress and egress on the real property. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment work requirements and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. Unpatented mining claims are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain, due to the complex Federal and state laws and regulations that supplement the General Mining Law. Unpatented mining claims and related rights, including rights to use the surface, are also subject to challenges by third parties or contests by the Federal or applicable state government. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims. Our mining claims on land belonging to the state of Alaska have no opportunity to be patented. Rights to deposits of minerals on Alaska state land that is open to claim staking may be acquired by discovery, location and recording as prescribed in Alaska state statutes (AS 38.05.185 - 38.05.280). The state of Alaska requires holders of unpatented mining claims to perform annual assessment work and pay an annual fee on the claims in order to maintain the claimant’s title to the mining rights in good standing. State of Alaska unpatented mining claims are subject to a title reservation of 3% net profits royalty for all mineral production on net mining income of $100,000 or more. Mining claims located on state of Alaska lands cannot be deeded to the claimant.
Gold Exploration

The Company controls a total of 764,917 acres of Tetlin Village and state of Alaska property for the exploration of gold. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK, Eagle and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.

Our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads. We have drilled certain of these other leads as part of our 2013 exploration program. We gathered surface, bedrock, and stream sediment data on the Tetlin Lease as well as the Eagle state of Alaska claims adjacent to the Tetlin Lease.We did not conduct drilling on the Eagle claims during the 2013 exploration program. None of our exploration targets are known to host quantifiable commercial mineral resources, none have had metallurgical or mineral processing studies conducted on them and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and the Company is the only entity known to have conducted drilling operations on these leads.

Chief Danny Prospect
The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas, the Peak Zone, Discovery zone, Roadcut zone and the Saddle zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned hydrothermal system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery and Roadcut zones) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle zone. We have conducted extensive drilling on the Peak Zone, and expect to have resource estimates near the end of calendar year 2013. We have also conducted environmental base line studies on the areas surrounding the Chief Danny prospect, as well as conducted airborne magnetic and resistivity programs. From 2009 through 2013, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	6	1,406	—	—	47,079	2,524	—
	Total	15,460	1,679	3,916	762	806	91,140	6,495	2,330

2013 Exploration Program. The Company now believes that mineralization in the Peak Zone was part of a distal gold skarn deposit, a genetic classification which has allowed the Company and its consultants to better interpret previous exploration results and plan future exploration efforts in and around the Peak Zone.
As of September 30, 2013, the Company had completed 14,349 meters (47,079 ft) of core drilling in 69 core holes during the 2013 Tetlin project exploration program. Drilling included infill and step-out drilling in the Peak Zone (60 holes, 11,592 meters), and completion of 9 additional core holes on 5 other leads in the greater Chief Danny area (2,757 meters). The Company also completed approximately 2,500 line-kilometers of airborne magnetic and electromagnetic geophysics, completed or commenced all of the baseline water quality sampling, cultural resource assessments, wetlands mapping, acid rock drainage tests and preliminary metallurgical tests planned and plan to submit drill results for a resource estimate on the Peak Zone during the end of calendar year 2013. We spent approximately $8.1 million for this work which includes drilling, geochemical analyses, airborne geophysics, landholding fees and other related expenses. Management believes that the drilling results identify a material amount of additional gold resources to the Peak Zone. The Company plans to release a resource report prepared by a third party in December 2013. The following table summarizes the significant drilling results released to date for 2013:
Significant 2013 Drill Intercepts from the Peak Zone. Sample intervals are calculated using a 0.5 gpt lower cut off for gold with no internal waste greater than 3 meters less than cutoff grade. Intercepts shown are drill intercept lengths. With the exception of holes Tet13017, Tet13122 and Tet13125, all holes reported below were completed at -60 degree inclination along azimuth 225 degrees to intercept mineralization at approximately right angles. Holes Tet13017, Tet13122 and Tet13125 were completed at -60 to -70 degree inclination along azimuth 045 degrees approximately parallel to the average dip of mineralization.
The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%.

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au_opt	Ag gpt	Cu %
TET13062	Peak	88.90	153.70	64.80	13.101	0.382	21.0	0.482
TET13063	Peak	131.11	171.60	40.49	16.550	0.483	36.1	0.732
TET13064	Peak	147.20	191.40	44.20	8.464	0.247	5.5	0.169
TET13065	Peak	184.45	206.93	22.48	1.160	0.034	10.5	0.403
TET13067	Peak	114.80	125.10	10.30	0.180	0.005	18.2	0.215
TET13068	Peak	—	112.80	112.80	0.196	0.006	13.5	0.267
TET13069	Peak	54.60	162.63	108.03	0.026	0.001	11.0	0.406
TET13070	Peak	116.80	154.92	38.12	1.815	0.053	1.8	0.040
TET13071	Peak	129.90	186.50	56.60	1.182	0.034	1.9	0.048
TET13072	Peak	170.99	199.82	28.83	1.173	0.034	6.4	0.133
TET13073	Peak	170.23	192.64	22.41	0.708	0.021	5.5	0.103
TET13074	Peak	78.90	105.80	26.90	0.079	0.002	17.9	0.336
TET13075	Peak	83.70	134.50	50.80	0.057	0.002	8.1	0.354
TET13076	Peak	107.80	163.50	55.70	0.044	0.001	17.0	0.661
TET13077	Peak	135.48	162.12	26.64	0.022	0.001	34.6	1.110
TET13078	Peak	77.06	105.00	27.94	2.648	0.077	3.1	0.123
TET13079	Peak	120.04	157.89	37.85	4.366	0.127	3.7	0.203
TET13080	Peak	135.41	157.38	21.97	5.378	0.157	2.7	0.070
TET13081	Peak	146.53	179.73	33.20	2.550	0.074	52.4	0.491
TET13082	Peak	5.79	93.38	87.59	4.025	0.117	19.3	0.300

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au_opt	Ag gpt	Cu %
TET13083	Peak	112.46	143.65	31.19	1.350	0.039	5.5	0.163
TET13084	Peak	134.95	160.33	25.38	5.086	0.148	9.0	0.244
TET13085	Peak	130.13	175.16	45.03	2.740	0.080	69.5	1.401
TET13088	Peak	19.18	157.20	138.02	3.626	0.106	11.4	0.113
TET13089	Peak	2.74	101.60	98.86	2.500	0.073	3.5	0.093
TET13090	Peak	127.60	159.20	31.60	0.087	0.003	24.3	0.882
TET13091	Peak	45.11	98.78	53.67	1.111	0.032	10.5	0.249
TET13092	Peak	77.90	87.63	9.73	0.004	—	3.5	0.157
TET13093	Peak	141.70	146.56	4.86	1.184	0.035	9.7	0.092
TET13094	Peak	129.90	153.60	23.70	0.415	0.012	106.6	0.716
TET13095	Peak	146.00	191.35	45.35	0.193	0.006	12.3	0.151
TET13096	Peak	85.04	86.70	1.66	1.968	0.057	0.9	0.013
TET13097	Peak	171.53	196.00	24.47	0.726	0.021	8.5	0.156
TET13098	Peak	9.75	94.18	84.43	4.988	0.145	16.7	0.167
TET13100	Peak	10.98	106.90	95.92	5.748	0.168	6.9	0.140
TET13102	Peak	6.35	30.90	24.55	0.758	0.022	5.9	0.223
TET13103	Peak	150.40	186.95	36.55	0.145	0.004	88.3	0.340
TET13104	Peak	—	142.60	142.60	2.529	0.074	2.4	0.082
TET13105	Peak	50.30	52.74	2.44	1.081	0.032	1.8	0.008
TET13106	Peak	57.45	103.33	45.88	0.016	—	35.1	0.070
TET13107	Peak	—	159.25	159.25	7.010	0.204	6.6	0.102
TET13108	Peak	14.33	73.25	58.92	1.058	0.031	10.8	0.130
TET13109	Peak	81.52	114.20	32.68	0.089	0.003	3.2	0.181
TET13110	Peak	2.13	99.06	96.93	9.060	0.264	4.3	0.093
TET13111	Peak	169.77	172.82	3.05	0.175	0.005	7.6	0.232
TET13113	Peak	82.60	97.50	14.90	0.946	0.028	66.3	0.086
TET13117	Peak	—	134.82	134.82	4.848	0.141	2.9	0.084
TET13119	Peak	6.10	80.70	74.60	1.303	0.038	2.9	0.130
TET13120	Peak	196.10	202.39	6.29	0.186	0.005	2.9	0.130
TET13121	Peak	46.70	55.26	8.56	5.671	0.165	10.8	0.121
TET13122	Peak	81.38	84.09	2.71	2.255	0.066	3.9	0.010
TET13124	Peak	33.22	168.72	135.50	3.240	0.095	3.6	0.115
TET13125	Peak	65.17	121.92	56.75	0.284	0.008	15.3	0.523
TET13128	Peak	116.12	119.17	3.05	0.489	0.014	2.5	0.157
TET13129	Peak	9.60	75.90	66.30	1.450	0.042	3.7	0.250
TET13130	Peak	9.14	31.39	22.25	2.348	0.068	1.1	0.082
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

Triple Z
An unknown but small amount of drilling was conducted on the Triple Z lead in the early 1970’s but the details related to this work are not available to the Company. The Company conducted its first drilling on the Triple Z prospect beginning in mid-July 2012. During 2012, our exploration efforts at Triple Z were less than budgeted as a result of reallocating funds to the Chief Danny Prospect. The Company invested approximately $1.0 million at Triple Z and our other gold and copper leads to better define potential drilling targets. The Company drilled 6,642 feet in six core holes at our Triple Z lead. The previous year's rock and soil sampling revealed gold values up to 9.07 gpt along with anomalous copper, arsenic and bismuth. All of these exploration targets were generated using a combination of geological, geochemical and geophysical data generated in 2009 through 2011. Field related exploration activities at Triple Z from 2009 through 2012 included collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	IP/Geophysics (kilometers)	Trenching (feet)
2009	Triple Z	—	85	115	—	—	—	—
2010	Triple Z	—	—	—	—	—	—	—
2011	Triple Z	—	29	21	6	7	—	—
2012	Triple Z	1,263	—	—	—	—	—	—
	Total	1,263	114	136	6	7	—	—

No drilling or other exploratory work was conducted at the Triple Z project in 2013.

Rare Earth Elements

Effective December 1, 2012, we abandoned our state of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our gold exploration. Our initial rare earth element exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling. Additional exploration work will be required to advance these projects, but we did not conduct any significant exploration activities in 2012 or 2013. Annual claim rental fees were paid on the Salmon Bay and Stone Rock projects in August 2013, keeping these claims in good standing through August 31, 2014.

Consulting Services provided by Avalon Development Corporation
The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the properties. Pursuant to the PSA, Avalon will continue to provide geological consulting services and exploration activities, including all field work at the Tetlin Lease. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010; stock options to purchase 10,000 shares of common stock of the Company in September 2011; stock options to purchase 25,000 shares of common stock of the Company in July 2012; and stock options to purchase 75,000 shares of common stock of the Company in December 2012. The restricted shares vest over three years beginning in November 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning on the date such options were granted. In July 2013, the Company granted stock options to purchase 5,000 shares of common stock to one of the Avalon employees.
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
Services Provided by Tetlin Village Members
Since the inception of the Tetlin Lease, Contango has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Tetlin project exploration programs. During the 2013 exploration program, there were more than 15 Tetlin residents working on the Tetlin project exploration program, employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.
On October 15, 2010, the Company entered into a consulting agreement (as amended from time to time, the “Consulting Agreement”), with the Chief of the Tetlin Village (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with state of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month and certain lodging costs while Consultant is in Fairbanks, Alaska, in exchange for his services. In addition, the Company can pay discretionary bonuses for assistance in the Company's efforts to acquire additional acreage in Alaska.
Community Affairs
The Company's activities have increased road traffic and general activity on the Tetlin lands. The Company budgeted $500,000 for the 2013 exploration season for road and infrastructure improvements and general community support. During the fiscal year ended June 30, 2013, the Company expended approximately $208,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. From July 2013 through October 2013, the Company expended approximately $248,500 on additional road work, infrastructure improvements and community projects in the Tetlin community.

In August 2013, the Company advanced $100,000 to the Tetlin Village Council under a Promissory Note (the "Tetlin Note") for road improvements. The terms of the Tetlin Note, required the advance be repaid without interest on the earlier of (i) October 1, 2013 or (ii) a date that is within five days following the date the Tetlin Village Council receives funds from the state of Alaska for road improvements. The Tetlin Note was repaid on October 4, 2013.
Marketing and Pricing
Should our exploratory drilling activities prove to be successful, the Company intends to enter into joint ventures or sell some or all of our Properties to qualified mining companies. In addition, valuations of mineral commodities are highly volatile and are currently depressed compared to 2012. In the event they remain depressed, the Company may decide not to raise additional funds for further exploratory drilling for one or more years.
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
Off-Balance Sheet Arrangements
None
Contractual Obligations
The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, the Company's exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2013, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.
Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. In May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014. Additionally, we will pay JEX a production royalty of 3% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Original Properties, and a production royalty of 2% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties. The Company pays claim rentals of $82,845 per year on Federal and state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.
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
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $60,631 for the three months ended September 30, 2013, compared to $67,605 for the three months ended September 30, 2012. The decrease in claim rentals and minimum royalties is due to a reduction in minimum labor costs attributable to the release of our state of Alaska REE properties.
Exploration Expense. We reported $5,531,559 of exploration expense for the three months ended September 30, 2013, compared to approximately $3,740,011 for the three months ended September 30, 2012. This increase is primarily attributable to post-season geological and geophysical work and analysis of the results of the summer 2013 work program. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $252,592 of stock-based compensation expense for the three months ended September 30, 2013, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $226,162 of stock-based compensation expense for the three months ended September 30, 2012 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011 and July 2012.
General and Administrative Expense. General and administrative expense for the three months ended September 30, 2013 and 2012 were $334,171 and $202,978, respectively. This increase is primarily attributable to increased community-related expenditures, road work, infrastructure improvements and community projects in the Tetlin community.
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
On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 Units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's President and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.7 million. The Company has used these proceeds to fund its 2013 exploration program in Alaska which runs from May - October and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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
Risk Factors
In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2013, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.
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

None of our properties have any proven or probable reserves. To date, we have engaged in only limited exploration activities on the properties, and our exploration activities of our REE properties are based upon prior preliminary surveys conducted by the Federal government. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. There is no assurance that we may ever locate any mineral resources on our properties or if we find mineral resources, they may not be in economic quantities. Additionally, even if we find minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If we do not establish reserves, we will be required to curtail or suspend our operations, in which case the market value of our common stock will decline, and you may lose all of your investment.
Our properties are located in the remote regions of Alaska and exploration activities may be limited by weather and limited access and existing infrastructure.
Our focus is on the exploration of our properties in the State of Alaska. The arctic climate limits most exploration activities to the period from May to October. In addition, the remote location of our properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of our properties and securities.

We are highly dependent on the technical services provided by our consultant, Avalon, including the exploration of the properties and exploratory drilling activities, and could be seriously harmed if Avalon terminated its services with us or became otherwise unavailable.
Because we have only two part-time employees, neither of whom are mineral geoscientists or have experience in the mining industry, we depend upon our consultant, Avalon, for the success of our exploration projects and expect to remain so for the foreseeable future. Our ability to continue conducting exploration activities is in large part dependent upon the efforts of our consultant. As a result, we have limited control over the exploratory operations on the properties. In addition, highly qualified explorationists and engineers are difficult to attract and retain. We are dependent upon Avalon for assistance in acquiring acreage for our exploration projects in Alaska, planning work programs, conducting field work and interpreting assay results, and expect to remain dependent for the foreseeable future. As a result, the loss of the services of our consultant could have a material adverse effect on us and could prevent us from pursuing our business plan.
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
We have no in-house mineral engineering capability, and therefore will rely on the accuracy of reports provided to us by our independent third party consultants. If those reports prove to be inaccurate, our financial reports could have material misstatements. Further, we will use the reports of our independent consultants in our financial planning. If the reports prove to be inaccurate, we may also make misjudgments in our financial planning.
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
Because our sole source of revenue, if our exploration efforts are successful, will be the sale of gold and related minerals, changes in demand for, and the market price of, gold and related minerals could significantly affect our profitability. The value and price of our common stock may be significantly affected by declines in the prices of gold and rare earth minerals and products.
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
The pricing and demand for gold and related minerals is affected by a number of factors beyond our control, including global economic conditions and the global supply and demand for gold and related minerals and products. Increases in the amount of gold and related minerals sold by our competitors may result in price reductions, reduced margins and we may not be able to compete effectively against current and future competitors.
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
Our common stock is thinly traded.
There are approximately 3.8 million shares of our common stock outstanding with directors, officers and our technical consultant beneficially owning approximately 9.3% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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
Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial and Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
As a “smaller reporting company”, we are not required to provide this information. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which identifies and discloses certain risks and uncertainties including, without limitation, certain “Risk Factors."
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of November 11, 2013, we had 3,750,394 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. †

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

10.1
Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013†

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 13, 2013	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)