Form 10-K/A
period 2013-06-30
Contango ORE, Inc.
filed 2014-02-04
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Contango ORE, Inc. (the “Company”, “we”, “our”, “us”) is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Original Filing”) for the purposes of addressing comments received from the Securities and Exchange Commission (the “Commission”). This Amendment No. 1 (the “Amendment”) is being filed solely to amend the following items:

- Item 1 (“Business”) has been revised to (i) clarify that our Tetlin Lease is our only material property and (ii) include additional descriptions of the governmental and environmental regulations that are currently or may become applicable to the Company.

- Item 2 (“Properties”) has been revised to (i) clearly state that our Tetlin Lease is our only material property, (ii) provide a further description of our Tetlin Lease, (iii) revise our disclosure regarding our exploration programs, and (iv) add new sections concerning the geology of our Tetlin Lease and our sampling, analysis, quality assurance and quality control procedures.

- Item 1A (“Risk Factors”) has been revised to reflect conforming changes to our risk factors based upon the revisions in Items 1 and 2.

- Item 15 (“Exhibits and Financial Statement Schedules”) has also been amended to indicate that the Interactive Data Files were filed with the Original Filing.

For the convenience of the reader, this Amendment restates in its entirety the Original Filing, although the Company is only amending Items 1, 2, 1A and 15. This Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events that occurred after the filing date of the Original Filing and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Original Filing in any way.

CONTANGO ORE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy, including outsourcing

•	Meeting our forecasts and budgets

•	Anticipated capital expenditures

•	Prices of gold and rare earth elements

•	Timing and amount of future discoveries (if any) and production of natural resources on our Tetlin Property

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	New governmental laws and regulations

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

Background

Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 as a Delaware corporation for the purpose of engaging in exploration in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Original Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1.0% overriding royalty interest in the Original Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Original Properties by increasing the overriding royalty interest in the Original Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX continues to assist the Company in acquiring land in Alaska pursuant to an advisory agreement dated September 6, 2012 (the “Advisory Agreement”). Mr. Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, is also the sole manager of the general partner of JEX.

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

Properties

The Original Properties contributed by Contango included:

•   a 100% leasehold interest (the “Tetlin Lease”) in approximately 675,000 acres (the “Tetlin Property”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe ;

•   approximately 18,021 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals;

•   approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements;

•   approximately 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements, which were abandoned effective December 1, 2012.

The Tetlin Lease originally had a ten year term beginning July 2008 with an option to renew the Tetlin Lease for 50% of the acreage for an additional ten years. In December 2012, the Tetlin Lease was amended, allowing the Company to renew 100% of the acreage in 2018, in exchange for $200,000, which the Company paid to the Tetlin Village Council. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.

If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX. In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the “Additional Properties”). During the fiscal year ended June 30, 2013, the Company staked an additional 71,896 acres consisting of 474 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.

Our Tetlin Lease is our only material property. We also hold certain unpatented mining claims. We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in the mineral industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mine development work, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, our exploration field work is normally restricted to May through October. The following table summarizes our property holdings as of June 30, 2013:

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

Since 2009, the Company’s primary focus has been the exploration and development of its Tetlin Property and almost all of its resources have been directed to that end. The Company’s State of Alaska and Federal claims are not material properties of the Company. For this reason, the Company abandoned its State of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims in December 2012. All work presently planned by the Company is directed at exploration of its Tetlin Property and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Property or any of our other properties as defined by SEC Industry Guide 7.

Strategy

Our exploration strategy is based on the belief that the only competitive advantage in a commodity-based business is to be among the lowest cost producers, and that the best quality ore deposits will be developed even during poor market conditions.

Using our limited capital availability to increase our reward/risk potential on selective prospects. We will concentrate our risk investment capital on our Tetlin Property. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our properties will have commercially viable mineral deposits. Should our properties prove to have known commercial deposits, or mineral ore, we will be required to either i) contract with third parties to mine our mineral ore, or ii) consider a joint venture or a sale of all or a portion of our properties. We may only become a low cost producer if the mineral ore is of high quality and the cost of the infrastructure necessary to mine the mineral ore is low relative to other producers.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may be commercially mined. If we are successful in our exploration activities, we will consider a joint venture or sale of our properties to qualified mining companies.

Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of June 30, 2013, the Company’s directors, employees, and our technical consultant own approximately 7.9% of our common stock. An additional 20.0% of our common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman.

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

In September 2011, the Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon Development Corporation (“Avalon”), for services performed during fiscal year 2011. In July 2012, the Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant for services performed during fiscal year 2012. In December 2012, the Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant for services performed during fiscal year 2013. These three stock option grants vest over two years, beginning with one-third of the grant vesting immediately on the date of grant. In June 2013, the Company granted 37,500 stock options to its employees for services performed during fiscal year 2013. This June 2013 stock option grant vests immediately on the date of grant. In October 2012, the Compensation Committee elected to immediately vest all stock options granted to Mr. Peak under the September 2011 and July 2012 grants.

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

Services Provided by Tetlin Village Members

Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Tetlin project exploration programs. Currently, there are more than 15 Tetlin residents working on the Tetlin project exploration program, employed on a seasonal basis through Avalon. Their duties include reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

On October 15, 2010, the Company entered into a consulting agreement, as amended from time to time (the “Consulting Agreement”), with the Chief of the Tetlin Village (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with State of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month and certain lodging costs while Consultant is in Fairbanks, Alaska, in exchange for his services. In addition, the Company can pay discretionary bonuses for assistance in the Company’s efforts to acquire additional acreage in Alaska. Since inception, the Company has paid the Consultant $80,000 for such assistance. Of this amount, $15,000 was paid during the fiscal year ended June 30, 2013.

Community Affairs

The Company’s activities have increased road traffic and general activity on the Tetlin lands. The Company has budgeted $500,000 for the 2013 exploration season for road and infrastructure improvements and general community support. During the fiscal year ended June 30, 2013, the Company expended approximately $208,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. During July 2013, the Company expended approximately $190,000 on additional road work, infrastructure improvements and community projects in the Tetlin community.

In August 2013, the Company advanced $100,000 to the Tetlin Village Council under a Promissory Note (the “Tetlin Note”) for road improvements. Under the terms of the Tetlin Note, the advance will be repaid without interest on the earlier of (i) October 1, 2013 or (ii) a date that is within five days following the date the Tetlin Village Council receives funds from the State of Alaska for road improvements.

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

Environmental Regulation

The Company believes that it is currently operating in compliance with all environmental regulations. While the Alaska Department of Natural Resources, Office of Project Management and Permitting coordinates the permitting of mine projects on state lands, it has no jurisdiction on Native American land such as the Tetlin Lease. However, the Company has voluntarily elected, with the concurrence of the Chief of Tetlin Village and the Tetlin Village Council, to conduct its mineral exploration and development activities under the same terms and conditions as required on State of Alaska mining claims.

The Company has applied for and been issued Hard Rock Exploration permits and Temporary Water Use Permits covering past and planned activities on the Tetlin Property. These permits were issued to the Company by the Alaska Department of Natural Resources in 2012 and 2013 and consist of the following multi-year permits:

1.	Alaska Hard Rock Exploration and Reclamation Permit #2626 covering exploration drilling activities on the Tetlin Lease. This permit extends through December 31, 2015. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

2.	Alaska Temporary Water Use Permits F2011-51 and F2012-157, each allowing a seasonal average water use of 21,600 gallons per day during the period May 20 to October 15 during calendar years 2011 through 2016. These water use authorizations are specific to Alaska Hard Rock Exploration permit #2626;

The State of Alaska permits were issued to the Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate requiring additional permits or being subject to additional fees under its existing permits under local, State of Alaska or federal regulations in 2013 or 2014. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

The Company also has received a Nationwide Permit #6, Permit #POA-2013-286, from the U.S. Department of the Army Corps of Engineers with respect to the Company’s intended drilling and access-related disturbances on wetlands within the Tetlin Lease, which is valid through March 18, 2017. However, much of the land covered by such permit has been burned by natural wildfires since the lands were classified as wetlands more than 20 years ago. As a consequence of the wildfires and natural habitat changes that have taken place since the wildfires, a portion of the Tetlin Property may no longer be considered wetlands according to Corps of Engineers guidelines. As a consequence, the Company has initiated a wetlands determination process whereby portions of the lands covered by this permit will be reclassified as non-wetlands. This wetlands determination process will be paid for by the Company and will be conducted by ABR, Inc., an independent environmental consulting firm that is recognized by a U.S. Department of the Army Corps of Engineers. Initial steps in the Company’s wetlands determination process on the Tetlin Property are not expected to be completed until late 2013.

The Company has only begun collecting baseline environmental data during the summer exploration season in 2012 and has not developed a comprehensive environmental permitting strategy as the Company remains in an exploration stage. If and when its exploration work is significantly advanced that additional baseline environmental studies and prefeasibility studies are desirable, the Company will be required to expend considerable funds and resources for an environmental impact statement and related studies to advance any mining project.

Any future mining operations are subject to local, state and federal regulation governing environmental quality and pollution control, including air quality standards, greenhouse gas, waste management, reclamation and restoration of properties, plant and wildlife protection, handling and disposal of radioactive substances, and employee health and safety. Extraction of mineral ore is subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency. Such regulation can increase the cost of planning, designing, installing and operating mining facilities or otherwise delay, limit or prohibit planned operations.

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

A typical time frame for baseline environmental studies and permitting for a gold mine in Alaska may consume a decade or more. There are numerous state and federal permits and authorizations required from many different state and federal agencies. Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and various laws and regulations administered by the State of Alaska, including the Alaska Department of Fish and Game, the Alaska Department of Environmental Conservation, Alaska Department of Transportation and Public Facilities and the Alaska Department of Natural Resources have a direct bearing on exploration and mining operations conducted in Alaska. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. The Alaska Department of Natural Resources coordinates the permitting of mining operations in the State of Alaska and has developed a process to integrate federal, state and local government requirements to obtain mine permits, and also provides an opportunity for public comment. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

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

Brad Juneau. Mr. Juneau, the Company’s co-founder, was elected President and Chief Executive Officer in December 2012. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company’s co-founder, Mr. Kenneth R. Peak took a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of JEX. Prior to forming JEX in 1998, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau was elected a director of Contango in April 2012.

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

Kenneth R. Peak. Mr. Peak, the Company’s co-founder, was Chairman of the Board, Chief Executive Officer and a director of the Company since its inception as a wholly-owned subsidiary of Contango. In August 2012, Mr. Peak received a medical leave of absence from his responsibilities at the Company. Mr. Peak passed away in April 2013. Mr. Peak also founded Contango in 1999 and until August 2012 was its Chairman and Chief Executive Officer. Mr. Peak entered the energy industry in 1973 as a commercial banker and held a variety of financial and executive positions in the oil and gas industry prior to founding Contango in 1999. Mr. Peak served as an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS in physics from Ohio University in 1967, and a MBA from Columbia University in 1972. He was also a director of Patterson-UTI Energy, Inc., a provider of onshore contract drilling services to exploration and production companies in North America.

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

Our continued viability depends on the exploration, permitting, development and operation of our Tetlin Property, which is the only material property of the Company.

Our only material project at this time is our Tetlin Lease, which is in the exploration stage. Our continued viability is based on successfully implementing our strategy, including performing appropriate exploratory and engineering work and evaluating such work, permitting and construction of a mine and processing facilities in a reasonable timeframe.

The properties in which we have an interest do not have any proven or probable reserves and we may never identify any commercially exploitable mineralization.

None of our properties have any proven or probable reserves. To date, we have only engaged in material exploration activities on our Tetlin Property. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. There is no assurance that we may ever locate any commercial mineral resources on our properties. Additionally, even if we find minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If we do not establish reserves, we will be required to curtail or suspend our operations, in which case the market value of our common stock will decline, and you may lose all of your investment.

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

Concentrating our capital investment in our Tetlin Property in the State of Alaska increases our exposure to risk.

We expect to focus our capital investments in gold and associated mineral prospects in our Tetlin Property in the State of Alaska. However, our exploration prospects in Alaska may not lead to any revenues or we may not be able to drill for mineral deposits at anticipated finding and development costs due to financing, environmental or operating uncertainties. Should we be able to make an economic discovery on our Tetlin Property, we would then be solely dependent upon a single mining operation for our revenue and profits.

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

We will compete with a broad range of mining companies with far greater resources in our exploration activities. Several mining companies concentrate drilling efforts on one type of mineral and thus may enjoy economies of scale and other efficiencies. However, our drilling strategies currently include exploring for gold ore and associated minerals. As a result, we may not be able to compete effectively with such companies. We will also compete for the equipment and labor required to operate and to develop our properties if our exploration activities are successful. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than we can. In addition, most of our competitors have been operating for a much longer time than we have and have substantially larger staffs. Gold and rare earth minerals processing requires complex and sophisticated processing technologies. We have no experience in the minerals processing industry.

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

Because our sole source of revenue, if our exploration efforts are successful, will be the sale of gold and associated minerals, changes in demand for, and the market price of, gold and associated minerals could significantly affect our profitability. The value and price of our common stock may be significantly affected by declines in the prices of gold and rare earth minerals and products.

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

An increase in the global supply of gold and associated minerals may adversely affect our business.

The pricing and demand for gold and associated minerals is affected by a number of factors beyond our control, including global economic conditions and the global supply and demand for gold and associated minerals and products. Increases in the amount of gold and associated minerals sold by our competitors may result in price reductions, reduced margins and we may not be able to compete effectively against current and future competitors.

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

Our exploratory mining operations are subject to numerous laws and regulations governing our operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations may:

•	Require that we obtain permits before commencing mining work;

•	Restrict the substances that can be released into the environment in connection with mining work;

•	Impose obligations to reclaim land in order to minimize long term effects of land disturbance;

•	Limit or prohibit mining work on protected areas.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain only limited insurance coverage for sudden and accidental environmental damages. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could increase operating costs or require capital expenditures in order to remain in compliance. Any such changes could have an adverse effect on our Tetlin Property, our business, financial condition and results of operations.

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

In December 2012, our Board of Directors adopted a shareholder rights plan, which was amended on March 21, 2013 (as amended, the “Rights Plan”), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of our Common Stock held of record as of the close of business on December 20, 2012. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding Common Stock, and thereby adversely affect the market price of our Common Stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Our properties are located in the State of Alaska, and principally consist of a mineral lease and unpatented mining claims. Only our Tetlin Property is a material property of the Company. None of the known prospects on the Tetlin Property is known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in the mining industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mining activities, however, we will conduct a full title examination and perform curative work on any defects that we deem significant.

Lease with Tetlin Village Council

JEX entered into the Tetlin Lease with the Tetlin Village Council, effective as of July 15, 2008. An undivided 50% leasehold interest was sold to Contango Mining pursuant to the Joint Exploration Agreement dated as of September 29, 2009 in exchange for $1 million and a 1% overriding royalty interest. JEX transferred its remaining 50% leasehold interest to Contango Mining as of September 15, 2010 in exchange for an increased overriding royalty aggregating 3% pursuant to an Amended ORRI Agreement. The Tetlin Lease covers approximately 675,000 acres of land, provides for an initial term of ten (10) years, with an option to renew the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease. While the Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease, the Company’s exploration expenditures on the Tetlin Property through its 2012 exploration program satisfied this requirement because under the Tetlin Lease, exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements.

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

Gold Mining Claims

A listing of our State of Alaska unpatented mining claims as of June 30, 2013 for gold and associated minerals are listed in Exhibit 99.1, 99.3, 99.4, 99.5, and 99.6. These mining claims are not material and are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

REE Mining Claims

A listing of our Federal mining claims as of June 30, 2013 for rare earth elements are listed in Exhibit 99.2. These mining claims are not material and are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

Location of and Access to our Tetlin Property

Our Tetlin Property is located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 300 kilometers southeast of the city of Fairbanks and 20 kilometers southeast of Tok, Alaska. The Tetlin Lease covers an area measuring approximately 80 kilometers north-south by 60 kilometers east-west in eastern Interior Alaska.

The Tetlin Property is accessible via helicopter and via road. The 23-mile long Tetlin Village Road is an all-weather gravel road connecting the village with the town of Tok on the Alaska Highway. The majority of our Tetlin Property is accessible only via helicopter, although many winter trails exist in the Tetlin Hills and Mentasta Mountains in the northern and southwestern parts of the Properties, respectively. Winter trails link Tetlin Village to the village of Old Tetlin and continue south to the Tetlin River airstrip, a 1,500 foot long unmaintained gravel strip located in the Tetlin River Valley. Winter trails also provide access to the Tuck Creek valley from the village of Mentasta on the Tok Cutoff Highway.

Two seasonal dirt roads have been permitted and constructed through the Tetlin Village to allow surface access to the Chief Danny gold-copper-silver prospect in the northern Tetlin Hills. Both of these roads begin along the Tetlin Village Road and extend to the Chief Danny project and access to both roads is controlled by gates at their junction with the Tetlin Village Road.

The paved Alaska Highway passes near the northern edge of the Tetlin Property as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Tetlin Property are in Delta Junction, 107 road miles northwest of the Tetlin project and Glennallen, 138 road miles southwest of the Tetlin Property. The Company does not have any plant or equipment at its Tetlin Property, relying on contractors to perform work.

We do not believe the Tetlin Property has been previously explored for minerals.

Gold Exploration

To date, our gold exploration has concentrated on the Tetlin Lease. Our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads. We have begun to drill some of these other leads as part of our 2013 exploration program. We are actively gathering surface, bedrock, and stream sediment data on the Tetlin Property. None of our exploration targets are known to host quantifiable commercial mineral resources, none have had metallurgical or mineral processing studies conducted on them and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and other than the core drilling completed by the Company in 2011, 2012 and 2013, there has been no exploration drilling conducted on any exploration target within the Tetlin Lease.

The majority of the Tetlin Property is hosted within the Yukon-Tanana Terrane (YTT), a regionally extensive package of metamorphic rocks. Rocks of the YTT on the Tetlin Property consist primarily of more deformed, higher temperature metamorphic rocks on the northern third of the project and less deformed, lower temperature metamorphic rocks to the south. Country rocks on the Tetlin Property are intruded by poorly documented granitic rocks.

Large-scale structural features within the Tetlin Property are closely tied to movements along the Tintina-Kaltag and Denali-Farewell fault systems, two continental-scale faults between which are a series of district and prospect-scale northeast, northwest and east-west structures. Limited exposures in the northern half of the property make identification of these structures difficult. Prospect to hand-sample scale folding has been noted throughout the project area.

Although alpine glaciation has affected elevations above 4,500 feet on the southern edge of the Tetlin Property, most of the Tetlin Property escaped Pleistocene continental glaciation. However, due to its proximity to continental glaciers to the north and east, the Tetlin Property was covered by a variable thickness of wind-blown silt ranging up to 10 meters thick. This extremely fine-grained, metal-barren silt effectively masks the geochemical signature of underlying bedrock containing gold-copper-silver mineralization. Following deposition of this silt layer, the Tetlin Property was subjected to an extensive period of surface weathering, which now extends 200-300 feet below surface.

From a regional perspective, the Tetlin Property are located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits that are younger than the gold deposits of the Tintina Gold Belt. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Tetlin Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on our Tetlin Property was unknown in Interior Alaska. Diamond drilling results from 2011 through 2013 has revealed the presence of a distinctive suite of elements and minerals at the Peak Zone that does not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. Skarn is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Peak Zone mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

None of the known prospects on our Tetlin Property is known to host quantifiable mineral reserves as defined by SEC Industry Guide 7, none of the known prospects have had metallurgical, mineral processing or mineral economics studies conducted on them and none of the prospects are near or adjacent to other significant gold or copper projects. None of the known prospects on our Tetlin Property was part of known historic mining operations and there are no known underground mine workings, mill processing facilities or other mine-related facilities on our Tetlin Property.

Chief Danny Prospect

The Chief Danny prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas, the Peak Zone, Discovery Zone, Roadcut Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery and Roadcut

Zones) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. Mineralization remains open to expansion, particularly to the west and south. From 2009 through 2012, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (meters)	Trenching (meters)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—

	Total	6,490	1,673	2,510	762	806	44,061	3,971	2,330

Tetlin Project
Explanation
Native Village of Tetlin
Road
N
S
E
W
1:50,000,000
Map Area
Peak
Tetlin Lake
Tetlin Hills
Date Printed: 01/15/2014
File Name: TetLs_NVT.wor
Map projection:
UTM Zone 7 (NAD 83)
0 3 6 12
Kilometers
1 cm = 3 kilometer
1:300,000

Land status and location for the Peak zone, Tetlin Village lease lands, Tetlin project, Tok Mining District, Alaska. Data from Avalon Development, 2013.

2013 Exploration Program. The majority of our 2013 exploration program is more aggressive than in previous years and is based on drilling the areas with the coincident high magnetic and low resistivity geophysical responses similar to the Peak Zone, as well as further delineating the Peak Zone itself. In June 2013, we acquired new airborne geophysical data, and based on interpretation of these data, along with existing reconnaissance data, core data, and other data sources, we have identified several exploration leads both inside and outside the Chief Danny area, as well as a deeper target underneath the Peak Zone. The Company now believes that mineralization in the Peak Zone was part of a gold skarn deposit, a genetic classification which has allowed the Company and its consultants to better interpret previous exploration results and plan future exploration efforts in and around the Peak Zone.

For our 2013 exploration program, we intend to drill an additional 20,000 feet in 20 to 30 core holes in the Peak Zone of the Chief Danny prospect. Additionally, we plan to conduct baseline water quality sampling, cultural resource assessments, wetlands mapping, acid rock drainage tests and preliminary metallurgical tests. We have budgeted approximately $3.6 million for this work which includes drilling, geochemical analyses, landholding fees and other related expenses. Pending results of our 2013 exploration program, an initial resource estimate on the Peak Zone will be prepared. An additional $750,000 has been budgeted for expanded airborne magnetic and resistivity geophysical coverage in the Tetlin Hills area, which includes the Chief Danny prospect and surrounding lands. We also intend to drill 15,000 feet in 15 to 20 core holes targeting coincident geotechnical magnetic-conductivity anomalies in other locations in the Chief Danny prospect. We have budgeted approximately $2.6 million for this work.

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

Significant 2013 Drill Intercepts from the Peak Zone. Sample intervals are calculated using a 0.5 ppm lower cut off for gold with no internal intervals below cutoff grade that are greater than 10 feet thick. Intercepts shown are drill intercept lengths. True width of mineralization is not known.

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

The Company’s primary goal with its 2013 exploration program is to locate and define mineral resources in the Peak Zone.

In addition to the planned drilling at Peak Zone, the Company plans to conduct additional drilling outside of the Peak Zone but within the greater Chief Danny prospect area. The location and degree of this reconnaissance scale drilling will depend to some degree on the results of the airborne geophysical program completed earlier in 2013 and additional soil auger sampling in the Chief Danny, MM, and Chisana areas of our Tetlin Lease as well as soil sampling over prospective targets outlined by airborne geophysics. These reconnaissance soil sampling programs are in progress as of the date of this report. No other work is currently planned for the Tetlin Lease in 2013.

2012 Exploration Program. The 2012 exploration program at the Chief Danny prospect began in mid-May and was completed in mid-October 2012. We originally budgeted $3.6 million to utilize one rig and drill 20,000 feet in 20 to 40 core holes. Initial results from the drilling program at Chief Danny resulted in reallocating funds from our other gold and copper leads to the Chief Danny prospect, which enabled us to utilize two rigs to drill 36,004 feet in 50 core holes. The Company also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny prospect and conducted baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny prospect. The total cost of our 2012 exploration program on our Chief Danny prospect was approximately $4.6 million, compared to investing only $1.0 million on our other gold and copper leads, which also included geochemical analysis, claim rentals and other related expenses.

The 2012 exploration program expanded on previously drilled areas and intercepted high grade gold and copper mineralization in the Peak zone discovery. The results from four holes contained high gold values over substantial widths, with the best section grading an average 192 feet grading 11.996 ppm gold, 9.1 ppm silver and 0.243% copper in one hole; 14.5 feet grading 46.148 ppm gold, 25.9 ppm silver and 0.518% copper in another hole; and 120 feet grading 0.309 ppm gold, 71.6 ppm silver and 1.114% copper in another hole (see table of results below). In general, all of the holes intercepted a 100 to 125 foot wide zone of alteration and mineralization. The mineralization dips at a low angle to the north and trends northwest-southeast. In addition to gold, silver and copper, other anomalous metals include arsenic, bismuth, cobalt, molybdenum and tin with lesser, more sporadic anomalous lead and zinc.

Significant 2012 Gold Drill Results from the Peak Zone. Sample intervals are calculated using a 0.5 ppm lower cut off for gold with no internal intervals below cutoff grade that are greater than ten feet thick. Intercepts shown are drill intercept lengths. True width of mineralization is not known.

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

During its 2011 exploration program, the Company spent approximately $2.4 million on drilling activity and geochemical analyses for its Chief Danny prospect. During its 2012 exploration program, the Company spent approximately $4.6 million on water quality sampling, drilling, geochemical analyses, landholding fees and other related expenses on our Chief Danny prospect.

For its 2013 exploration program, the Company has budgeted to spend approximately $10 million as follows:

Project Cost Center	Budget (in millions)
Peak Zone drilling and geochemical analyses	$3.3
Chief Danny prospect drilling	2.6
Road repair and community relations work	0.5
Soil and rock sampling	0.3
Airborne geophysics work	0.8
Geophysics and prospective exploration work	2.5

Total	$10.0

The proceeds from the Company’s 2013 private placement will be used to fund its 2013 exploration program. The Company does not have any plans to conduct additional exploration beyond its 2013 exploration program. We will require further financing to fund significant exploration activities beyond 2013.

Our 2013 exploration program has been designed and supervised by Avalon, the primary geological consultant for the Company. A more complete description of Avalon is set forth in Item 1 - Consulting Services provided by Avalon Development Corporation. The President of Avalon is Curtis J. Freeman who graduated from the College of Wooster, Ohio, with a B.A. degree in Geology (1978) and graduated from the University of Alaska with an M.S. degree in Economic Geology (1980). Mr. Freeman is a member of the American Institute of Professional Geologists, the Society of Economic Geologists, the Geological Society of Nevada, the Alaska Miners Association, the Association for Mineral Exploration of British Columbia and the Prospectors and Developers Association of Canada. From 1980 to the present Mr. Freeman has been actively employed in various capacities in the mining industry in numerous locations in North America, Central America, South America, New Zealand and Africa.

Geochemical Analysis and Security

All samples submitted in 2010 and 2011 were prepared for assay by ALS Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia facility. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion. All samples processed in 2009 through 2011 were cataloged in the field and shipped via ground transport to Avalon’s secure warehouse in Fairbanks and then transported by ALS Minerals employees to the ALS Minerals preparation facility in Fairbanks.

All original samples submitted in 2012 were prepared by Acme Analytical Lab and analyzed for gold at its Fairbanks, Alaska facility, and analyzed for all other elements at its Vancouver, British Columbia facility. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion. All samples collected in 2012 were cataloged in the field and shipped via ground transport: either directly to Acme’s preparation and analysis facility in Fairbanks by an Avalon contractor; or to Avalon’s secure warehouse in Fairbanks and then transported by Acme employees to the Acme facility in Fairbanks. Sample reject material was submitted as check assays to be prepared by ALS Minerals at its facilities in Fairbanks and analyzed at their Vancouver, British Columbia facility. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion.

All original samples submitted in 2013 for geochemical analysis were prepared by two different labs, Acme Analytical Lab and ALS Minerals, at their respective facilities in Fairbanks and analyzed at their respective facilities in Vancouver, British Columbia. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion. All samples collected in 2013 were cataloged in the field and shipped via ground transport directly to Acme’s or ALS Minerals’ preparation facility in Fairbanks by an Avalon contractor. Sample reject material from 2012 was submitted as check assays to be prepared by ALS Minerals’ facility in Fairbanks and analyzed at their Vancouver, British Columbia facility. At the conclusion of the 2013 field season, ALS Minerals analyzed 57% of the samples and Acme analyzed 43% of the samples.

We believe the parties working on sampling of the Tetlin Property followed industry accepted procedures for sample preparation, analysis and security.

Sampling, Analysis and Security

During 2009 and 2010, Avalon personnel randomly inserted 230 standards and 79 blanks into the flow of soil, rock, pan concentrate, and stream sediment samples prior to shipment to the analytical lab. Blanks consisted of Browns Hill Quarry basalt, an unmineralized Quaternary basalt flow from the Fairbanks Mining District, Alaska. Extensive previous analysis of this same blank rock type has given Avalon a large geochemical database for use on a comparative basis. Three different commercial standards provided by Analytical Solutions were used during 2009 and 2010. Values in these standards ranged from 0.852 ppm to 7.390 ppm gold. The quality assurance/quality control procedure was completed at the Avalon warehouse in Fairbanks. Evaluation of both the blanks and standards indicate no unacceptable sample results in the blanks or standards that were submitted.

During 2011, Avalon personnel randomly inserted 259 standards and 87 blanks into the flow of soil, rock, pan concentrate, stream sediment, and drill core samples prior to shipment to the analytical lab. Blanks consisted of Browns Hill Quarry basalt, an unmineralized Quaternary basalt flow from the Fairbanks Mining District, Alaska. Extensive previous analysis of this same blank rock type has given Avalon a large geochemical database for use on a comparative basis. Thirteen different commercial standards provided by Analytical Solutions were used during 2011. Values in these standards ranged from 0.049 ppm to 2 ppm gold. One commercial standard provided by Rock Labs was used during 2011. The standard value is 0.203 ppm gold. The quality assurance/quality control procedure was completed at the Avalon warehouse in Fairbanks.

In order to test the reproducibility of geochemical results obtained from auger sampling, a number of the Chief Danny soil sample sites from 2010 were revisited and re-sampled during 2011. By reproducing samples at previously visited sites Avalon can test for the variability of the sampling procedure. The re-sampled sites consisted of 18 sites around the Saddle zone in the 2011 Chief Danny expansion grid and 18 sites at the 2010 Chief Danny grid. All of the re-sampled sites were located along pre-cut IP geophysical lines. This not only allowed Avalon to test for the consistency of the sampling method but also provided further ground-truthing data for comparison with the IP data collected in 2010. The geochemical assay results from the replicate samples did show some variation when compared to the original samples; however these discrepancies were likely a function of the inherent variability in the soil chemistry rather than inconsistencies in the sampling method. For example, one of the 2011 replicate samples (sample #634112) taken from the 2010 Chief Danny grid produced anomalous gold and copper values at 994 ppb gold and 170 ppm copper; the highest grade soil sample taken during 2011. The 2010 soil sample collected at this site produced anomalous gold and copper values at 494 ppb gold and 216 ppm copper. The conclusion drawn from the soil re-sampling effort is that strong gold, copper and arsenic values can be duplicated and that as long as sample quality remains high, neither false positives nor false negatives are likely in the soil sample data.

During 2012, Avalon personnel randomly inserted 754 standards and 119 blanks into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Thirteen different commercial standards provided by Analytical Solutions were used during 2012. Values in these standards ranged from 0.334 ppm to 7.15 ppm gold. Five different commercial standards provided by Rock Labs were used during 2012. Values in these standards ranged from 0.085 ppm to 3.562 ppm gold. The quality assurance/quality control procedure was completed at the Avalon warehouse in Fairbanks.

Due to the high grade gold and copper values observed in drill holes from the Peak Zone during the 2012 drilling program, the rejects from surface to 487 feet depth from drill hole TET1218 drill holes were resubmitted to ALS Minerals for gold and ICP analyses using identical preparations methods as used for the original Acme samples. A comparison of the values from the two labs exhibits good accuracy and repeatability for all of the elements of interest, even at extremely high gold values. In addition, Avalon re-submitted 109 original drill core samples to Acme for rerun gold analyses. Values in the re-assayed samples ranged from 83% more than original value to 125% lower than original value and averaged 11% lower than original Acme analytical results. These variances are thought to be due to nature sample variability since samples and blanks did not show such variability.

During 2013, Avalon personnel inserted 1001 standards and 304 blanks into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Fifteen different commercial standards provided by Analytical Solutions were used during 2013. Values in these standards ranged from 0.514 ppm to 9.25 ppm gold. Six different commercial standards provided by Rock Labs were used during 2013. Values in these standards ranged from 0.084 ppm to 3.562 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

To further check the high grade gold and copper values observed in drill holes from the Peak Zone during the 2012 drilling, the rejects from 6 drill holes (666 samples) were resubmitted to ALS Minerals for gold and ICP analyses using identical preparations methods as used for the original Acme samples. Holes that were rich in gold and copper and holes that were rich in silver and copper were selected. The results of these assays continue to show good accuracy and repeatability for all of the elements of interest.

Rare Earth Elements

Effective December 1, 2012, we abandoned our State of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our gold exploration. Our initial rare earth element exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling. Additional exploration work is required to advance these projects, but we did not conduct any additional exploration activities in 2012 and none is budgeted for 2013. Annual claim rental fees were paid on the Salmon Bay and Stone Rock projects in August 2012, keeping these claims in good standing through August 31, 2013. We do not expect to explore for rare earth elements this summer and have no current plans to conduct significant exploration work on these claims.

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

Overriding Royalty Interest

Pursuant to the Amended ORRI Agreement dated September 15, 2010, in consideration of JEX’s assignment of its 50% interest in the properties to Contango Mining, the Company conveyed an overriding royalty interest to JEX which provides that JEX will receive a 3.0% of 8/8ths overriding royalty interest on all minerals mined from the Original Properties held by the Company as of the date of the Amended ORRI Agreement. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a 2.0% of 8/8ths ORRI on all minerals mined from properties acquired by the Company after July 1, 2012 in the State of Alaska. In addition, we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis, precious or non-precious metals derived from the Tetlin Lease. The Company has purchased 0.75% of this production royalty for $225,000, which reduces the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to repurchase the 0.75% production royalty for $450,000, or a portion thereof.

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

On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company’s common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company’s Chairman, President and Chief Executive Officer. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

The Company’s directors and officers currently do not receive cash compensation for their work for the Company, nor does the Company reimburse Contango for the shared services of its management officers or shared office space. If the Company continues its business activities, it is possible that we may be required to fund these expenses, which could lead to a significant increase in our general and administrative expenses.

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

On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company’s common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share (the “Warrant”), in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company’s President and Chief Executive Officer. The total transaction costs were approximately $0.7 million, including $0.6 million paid to the placement agent. The Company will use these proceeds to fund its 2013 exploration program in Alaska which runs from May through October and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2013.

This Annual Report on Form 10-K does not include an attestation report from UHY LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by UHY LLP, pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock (1)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (6)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent (6)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent (7)

10.1	Mineral Lease, effective as of July 15, 2008, between the Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011 (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011 (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012 (8)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak (1)

10.6	Form of 2010 Equity Compensation Plan (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.1	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (9)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (7)

14.1	Code of Ethics (9)

31.1	Section 302 CEO Certification †

31.2	Section 302 CFO Certification †

32.1	Section 906 CEO Certification †

32.2	Section 906 CFO Certification †

99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease) (2)

99.2	Original Schedule of REE Properties (2)

99.3	Schedule of Revised TOK Claims (8)

99.4	Schedule of Bush Claims (8)

99.5	Schedule of Revised Eagle Claims (8)

99.6	Schedule of ADC 2 Claims (8)

99.7	2011 Report of Behre Dolbear & Company (USA) (5)

101	Interactive Data Files (10)

†	Filed herewith

1	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
2	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
3	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.
4	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.
5	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
6	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
7	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
8	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
9	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.
10	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on September 11, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.

/s/ BRAD JUNEAU	/s/ LEAH GAINES
Brad Juneau President and Chief Executive Officer (principal executive officer)	Leah Gaines Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	February 4, 2014
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	February 4, 2014
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	February 4, 2014
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

On April 19, 2013, the Company’s co-founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67.

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

The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Village Council”); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (collectively, the “Original Properties”). If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration L.P. (“JEX”).

Effective December 1, 2012, the Company abandoned 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements. These abandoned acres were also originally contributed by Contango.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the “Additional Properties”). In August 2012, the Company staked an additional 31,736 acres consisting of 223 unpatented state of Alaska mining claims. In March 2013, the Company staked an additional 15,360 acres consisting of 96 unpatented state of Alaska mining claims, and in April 2013 the Company staked an additional 24,800 acres consisting of 155 unpatented State of Alaska mining claims, all in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.

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

5. Prepaid Expenses

The Company’s prepaid expenses of $102,532 and $138,029 as of June 30, 2013 and 2012, respectively, relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation (“Avalon”). In November 2012, the Company prepaid the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2013, and in May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014, as further explained in Note 11 - Commitments and Contingencies.

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

2013 Private Placement

On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company’s common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company’s President and Chief Executive Officer. The total transaction costs were approximately $0.7 million, including $0.6 million paid to the placement agent. The Company will use these proceeds to fund its 2013 exploration program in Alaska which runs from May through October and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

Rights Plan

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013. Under the terms of the amended Rights Plan, each right (a “Right”) will entitle the holder to buy 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80.00 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth R. Peak, acquires beneficial ownership of 20% or more of the Company’s common stock.

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

Under the 2010 Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. Upon option exercise the Company’s policy is to issue new shares to option holders.

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

Stock-based compensation expense for the periods reflected was as follows:

	Year Ended June 30,
	2013	2012	2011	Period from Inception (October 15, 2009 to June 30, 2013)
Stock-based compensation included in:
Exploration expenses (1)	$349,853	$58,326	$21,227	429,406
Stock-based compensation expense (2)	1,133,168	192,884	63,681	1,389,733

Total stock-based compensation expense	$1,483,021	$251,210	$84,908	$1,819,139

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant
(2)	Related to the restricted stock and stock option awards to the Company’s directors and employees.

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

On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 Units at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company’s common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, our then-Chairman and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company’s President and Chief Executive Officer.

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

In August 2013, the Company advanced $100,000 to the Tetlin Village Council under a Promissory Note (the “Tetlin Note”) for road improvements. Under the terms of the Tetlin Note, the advance will be repaid without interest on the earlier of (i) October 1, 2013 or (ii) a date that is within five days following the date the Tetlin Village Council receives funds from the state of Alaska for road improvements.

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