Form 10-Q
period 2013-12-31
Contango ORE, Inc.
filed 2014-02-07
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-35770
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of February 7, 2014 was 3,805,539.

CONTANGO ORE, INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets (unaudited) as of December 31, 2013 and June 30, 2013	3
	Statements of Operations (unaudited) for the three and six months ended December 31, 2013 and 2012 and from Inception (October 15, 2009) to December 31, 2013	4
	Statements of Cash Flows (unaudited) for the six months ended December 31, 2013 and 2012 and from Inception (October 15, 2009) to December 31, 2013	5
	Statement of Shareholders’ Equity (unaudited) for the six months ended December 31, 2013	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	37
All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	2013
	December 31,	June 30,
ASSETS
CURRENT ASSETS:
Cash	$4,380,047	$13,027,932
Prepaid expenses	149,680	102,532
Total current assets	4,529,727	13,130,464
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,208,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$5,963,613	$14,564,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$144,312	$1,656,074
Accrued liabilities	4,032	94,287
Total current liabilities	148,344	1,750,361
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,805,539 shares issued and outstanding at December 31, 2013; 3,750,394 shares issued and outstanding at June 30, 2013	38,055	37,504
Additional paid-in capital	31,818,850	31,025,660
Accumulated deficit during exploration stage	(26,041,636)	(18,249,175)
SHAREHOLDERS’ EQUITY	5,815,269	12,813,989
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,963,613	$14,564,350
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2013	2012	2013	2012	to December 31, 2013
EXPENSES:
Claim rentals and minimum royalties	$39,613	$31,683	$100,244	$99,288	$944,610
Exploration expense	988,731	459,238	6,520,290	4,199,249	21,236,960
Stock-based compensation expense	314,204	504,462	566,796	730,624	1,956,529
General and administrative expense	270,960	166,068	605,131	369,046	1,903,537
Total expenses	1,613,508	1,161,451	7,792,461	5,398,207	26,041,636
NET LOSS	$(1,613,508)	$(1,161,451)	$(7,792,461)	$(5,398,207)	$(26,041,636)
LOSS PER SHARE
Basic and diluted	$(0.43)	$(0.46)	$(2.07)	$(2.17)	$(11.92)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,767,795	2,502,102	3,759,135	2,490,990	2,183,810
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2013	2012	to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,792,461)	$(5,398,207)	$(26,041,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	793,741	965,848	2,612,880
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(47,148)	47,801	(149,680)
Increase (decrease) in accounts payable and accrued liabilities	(1,602,017)	(1,645,858)	148,344
Net cash used for operating activities	$(8,647,885)	$(6,030,416)	$(23,430,092)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Tetlin Village	(100,000)	—	(100,000)
Repayment of note receivable by Tetlin Village	100,000		100,000
Acquisition of other assets	—	—	(225,000)
Acquisition of properties	—	(200,000)	(1,208,886)
Net cash used in investing activities	$—	$(200,000)	$(1,433,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	—	6,784,272
Common stock and warrants issuance, net	—	—	22,459,753
Short-term borrowings	—	—	500,000
Repayment of short-term borrowings	—	—	(500,000)
Net cash provided by financing activities	$—	$—	$29,244,025
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,647,885)	(6,230,416)	4,380,047
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,027,932	7,765,265	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,380,047	$1,534,849	$4,380,047
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2013	3,750,394	$37,504	$31,025,660	$(18,249,175)	$12,813,989
Stock-based compensation	—	—	321,177	—	321,177
Net loss for the period	—	—	—	(6,178,953)	(6,178,953)
Balance at September 30, 2013	3,750,394	$37,504	$31,346,837	$(24,428,128)	$6,956,213
Stock-based compensation	—	—	472,564	—	472,564
Shares of restricted stock vested	55,145	551	(551)	—	—
Net loss for the period	—	—	—	(1,613,508)	(1,613,508)
Balance at December 31, 2013	3,805,539	$38,055	$31,818,850	$(26,041,636)	$5,815,269
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS - (Unaudited)
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based, exploration stage company. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements.
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
The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (collectively, the "Original Properties”). If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration, LP (“JEX”). The Tetlin Lease is our only material property.
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
We have completed our fifth year of exploration efforts on the Original Properties, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area on the Tetlin Lease.
2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

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
Common Stock. Our certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, par value $0.01. As of December 31, 2013, the Company had 3,805,539 shares of common stock issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company after November 29, 2010.
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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2013 and June 30, 2013 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2013 or June 30, 2013.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2013	2012	2013	2012	to December 31, 2013
Acquisition of mineral interests	$—	$200,000	$—	$200,000	$1,208,886
Exploration costs, claim rentals, and minimum royalties	1,028,344	490,921	6,620,534	4,298,537	22,181,570
Total costs incurred	$1,028,344	$690,921	$6,620,534	$4,498,537	$23,390,456

The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as we initiate and continue conducting mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed us to only renew 50% of the acreage, but in December 2012, we paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. We are now able to renew our entire lease, consisting of 675,000, acres in July 2018.
5. Prepaid Expenses
The Company has prepaid expenses of $149,680 and $102,532 as of December 31, 2013 and June 30, 2013, respectively. Prepaid expenses relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"). In May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014, as further explained in Note 11 - Commitments and Contingencies.
6. Other Assets
If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty payable to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. The Company has classified these payments as “Other Assets” in the balance sheet of the Company.

7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended December 31,
	2013			2012
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,613,508)	3,767,795	$(0.43)	$(1,161,451)	2,502,102	$(0.46)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,613,508)	3,767,795	$(0.43)	$(1,161,451)	2,502,102	$(0.46)

	Six Months Ended December 31,
	2013			2012
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(7,792,461)	3,759,135	$(2.07)	$(5,398,207)	2,490,990	$(2.17)
Diluted Loss per Share:
Net loss attributable to common stock	$(7,792,461)	3,759,135	$(2.07)	$(5,398,207)	2,490,990	$(2.17)

	Period from Inception (October 15, 2009) to December 31, 2013
	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(26,041,636)	2,183,810	$(11.92)
Diluted Loss per Share:
Net loss attributable to common stock	$(26,041,636)	2,183,810	$(11.92)

Options and warrants to purchase 1,692,666 shares of common stock were outstanding as of December 31, 2013, and options to purchase 400,000 shares of common stock were outstanding as of December 31, 2012. These options and warrants were not included in the computation of diluted earnings per share for each three and six month period and the period from inception to December 31, 2013, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2013, we had 3,805,539 shares of common stock outstanding. We also had an additional 63,333 shares of unvested restricted stock and 1,692,666 options and warrants to purchase shares of common stock outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest over the next two years.
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
2013 Private Placement
In March 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 Units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, including 83,333 shares that were purchased by Mr. Peak, the Company's then-Chairman, and 83,334 shares that were purchased by entities controlled by Mr. Brad Juneau, the Company's President and Chief Executive Officer. The placement agents used in connection with the transaction received aggregate placement fees and expenses of approximately $0.7 million. The Company used these proceeds to fund its 2013 exploration program in Alaska and for general corporate purposes. The Units sold were not registered under the Securities Act of 1933, as amended, but the Common Stock issued in the offering and the shares of Common Stock issued upon exercise of the Warrants are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.
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
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of December 31, 2013, there were 63,333 shares of unvested restricted common stock outstanding and options to purchase 461,667 shares of common stock outstanding issued under the 2010 Plan.

Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,		Period from Inception (October 15, 2009)
	2013	2012	2013	2012	to December 31, 2013
Stock-based compensation included in:
Exploration expense (1)	$158,360	$160,078	$226,945	235,224	$656,351
Stock-based compensation expense (2)	314,204	504,462	566,796	730,624	1,956,529
Total stock-based compensation expense	$472,564	$664,540	$793,741	$965,848	$2,612,880

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant, the owner of Avalon and one Avalon employee.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.
Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. All of the restricted stock from this grant was fully vested as of December 31, 2013.
In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2013, there were 63,333 shares of restricted stock that remained unvested. As of December 31, 2013, the total compensation cost related to unvested awards not yet recognized was $609,038. The remaining costs will be recognized over the remaining vesting period of the awards.

Stock Options. The option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (7)
September 2011 (1)	50,000	$13.13	Vests over two years, beginning with one-third on the grant date.
July 2012 (2)	100,000	$10.25	Vests over two years, beginning with one-third on the grant date.
December 2012 (3)	250,000	$10.20	Vests over two years, beginning with one-third on the grant date.
June 2013 (4)	37,500	$10.00	Vested Immediately
July 2013 (5)	5,000	$10.00	Vested Immediately
September 2013 (6)	37,500	$10.01	Vested Immediately
September 2013 (6)	15,000	$10.01	Vests over two years, beginning with one-third on the grant date.

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
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest.
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of December 31, 2013, the stock options had a weighted-average remaining life of approximately 4 years. The the total compensation cost related to unvested options not yet recognized as of December 31, 2013 was $400,503.
A summary of the status of stock options granted under the 2010 Plan as of December 31, 2013 and changes during the three months then ended, is presented in the table below:

	Six Months Ended December 31, 2013
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2013	404,167	$10.49
Granted - July 2013 (1)	5,000	$10.00
Granted - September 2013 (2)	52,500	$10.01
Exercised	—	—
Forfeited	—	—
Outstanding, end of period	461,667	$10.43
Aggregate intrinsic value	$—
Exercisable, end of period	370,000	$10.54
Aggregate intrinsic value	$—
Available for grant, end of period	349,427
Weighted average fair value per share of options granted during the period	$3.92

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

10. Related Party Transactions
In August 2012, Mr. Brad Juneau, the sole manager of JEX, was appointed to the Board of Directors of the Company and appointed as President and Acting Chief Executive Officer of the Company following a medical leave of absence of our then-Chief Executive Officer, Mr. Peak. In December 2012, Mr. Juneau was elected President and Chief Executive Officer of the Company, and in April 2013, Mr. Juneau was elected Chairman upon the passing of Mr. Peak. JEX is a private company formed primarily for the purpose of generating natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in the Original Properties to Contango Mining, a predecessor of the Company,

JEX retained a 3.0% overriding royalty interest in the Original Properties transferred.
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
11. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as we initiate and continue conducting mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed us to only renew 50% of the acreage, but in December 2012, we paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. We are now able to renew all 675,000 acres in 2018. The Tetlin Lease is our only material property.
Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2013, the Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000 (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment.
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
REE Exploration. The Company’s Stone Rock and Salmon Bay claims are both located on Federal land. The claim rentals on these two projects total $24,080 per year, and are due and payable in full by August 31 of each year. Effective December 1, 2012, the Company abandoned its state of Alaska claims to devote more time and resources to its gold exploration.
JEX Royalties. We will also pay JEX a production royalty of 3.0% should we derive revenues from any of the Original Properties, or a production royalty of 2.0% should we derive revenues from any of the Additional Properties that JEX helped to acquire.

In connection with acquiring all the assets and liabilities of Contango Mining, the Company has assumed any claims, litigation or disputes pending as of the effective date of acquisition on any matters arising in connection with ownership of the Original Properties prior to the effective date of acquisition. The Company is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Company's financial position or results of operations.

12. Subsequent Events

On January 23, 2014, the Company entered into an engagement agreement (the “Engagement Agreement”), with Petrie Partners, LLC (“Petrie”), pursuant to which Petrie has been retained as a financial advisor to assist the Company in its evaluation of its strategic alternatives, including the possible sale of the Company. Pursuant to the Engagement Agreement, Petrie will provide a variety of financial advisory and investment banking services and will be entitled to a retainer fee of $100,000, and a success fee equal to 2.5% of the consideration paid. In addition, if requested by the Company, upon delivery of an opinion by Petrie, the Company will pay Petrie a fairness opinion fee of $250,000, which amount will be deducted from the success fee, if payable. If the Company receives any break-up or termination fee as a result of a transaction that is subsequently terminated, Petrie shall be entitled to a fee of 33% of the break-up fee up to the amount of the success fee that would have been payable. The Company has agreed to indemnify Petrie and hold it harmless against certain liabilities.

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
Overview
We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. As of February 7, 2014 we had leased or had control over Federal and State of Alaska properties totaling approximately 768,357 acres for the exploration of gold ore and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals and rare earth elements through leases or obtaining additional mining claims.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 for the purpose of engaging in exploration in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Original Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1.0% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Original Properties by increasing the overriding royalty interest in the Original Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX continues to assist the Company in acquiring land in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and Mr. Brad Juneau, the sole manager of the general partner of JEX, is the Chairman, President and Chief Executive Officer of the Company.
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
Properties
The Original Properties contributed by Contango included:

•
a 100% leasehold interest (the "Tetlin Lease") in approximately 675,000 acres (the "Tetlin Property") from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Lease”);

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
Our Tetlin Lease is our only material property. We also hold certain unpatented mining claims. We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in the mineral industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mine development work, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, our exploration field work is normally restricted to May through October. The following table summarizes our property holdings as of December 31, 2013:

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
Strategy
Using our limited capital availability to increase our reward potential on selective prospects. We will concentrate our risk investment capital on our Tetlin Property. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our properties will have commercially viable mineral deposits. Should our properties prove to have known commercial deposits, or mineral ore, we will be required to either (i) contract with third parties to mine our mineral ore, or (ii) consider a joint venture or a sale of all or a portion of our properties. In addition, valuations of mineral commodities are highly volatile and are currently depressed compared to 2012. In the event they remain depressed, the Company may decide not to raise additional funds for further exploratory drilling for one or more years.
Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may be commercially mined. If we are successful in our exploration activities, we will consider a joint venture or sale of our properties to qualified mining companies.
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of December 31, 2013, the Company's directors, employees, and our technical consultants beneficially own approximately 11.3% of our common stock. An additional 22.3% of our common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman, who passed away on April 19, 2013.
In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. As of December 31, 2013, all of the restricted stock from the November 2010 grant has vested.
In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2013, there were 63,333 shares of restricted stock that remained unvested.
The option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

	Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (7)
September 2011 (1)	50,000	$13.13	Vests over two years, beginning with one-third on the grant date.
July 2012 (2)	100,000	$10.25	Vests over two years, beginning with one-third on the grant date.
December 2012 (3)	250,000	$10.20	Vests over two years, beginning with one-third on the grant date.
June 2013 (4)	37,500	$10.00	Vested Immediately
July 2013 (5)	5,000	$10.00	Vested Immediately
September 2013 (6)	37,500	$10.01	Vested Immediately
September 2013 (6)	15,000	$10.01	Vests over two years, beginning with one-third on the grant date.
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
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest.
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
Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. If any of the Original Properties are placed into commercial production, the Company is obligated to pay a 3.0% overriding royalty to JEX. JEX will also continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a production royalty of 2.0% on all minerals mined from properties acquired by the Company after July 1, 2012 in the state of Alaska.
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
To date, our gold exploration has concentrated on the Tetlin Lease. Our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads. We have drilled certain of these other leads as part of our 2013 exploration program. We gathered surface, bedrock, and stream sediment data on the Tetlin Lease as well as the Eagle state of Alaska claims adjacent to the Tetlin Lease. We did not conduct drilling on the Eagle claims during the 2013 exploration program. None of our exploration targets are known to host quantifiable commercial mineral reserves, none have had metallurgical or mineral processing studies completed on them and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and the Company is the only entity known to have conducted drilling operations on these leads.
Chief Danny Prospect
The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas, the Peak Zone, Discovery Zone, Roadcut Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery and Roadcut Zones) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. We have conducted extensive drilling on the Peak Zone. We have also conducted environmental base line studies on the areas surrounding the Chief Danny prospect, as well as conducted airborne magnetic and resistivity programs. From 2009 through 2013, the Company conducted field-related exploration work at the Chief Danny prospect, including collecting the following samples:

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
The Company completed 14,349 meters (47,079 ft) of core drilling in 69 core holes during the 2013 Tetlin project exploration program. Drilling included infill and step-out drilling in the Peak Zone (60 holes, 11,592 meters), and completion of 9 additional core holes on 5 other leads in the greater Chief Danny prospect (2,757 meters). The Company also completed approximately 2,500 line-kilometers of airborne magnetic and electromagnetic geophysics, completed or commenced all of the baseline water quality sampling, cultural resource assessments, wetlands mapping, and acid rock drainage tests. We spent approximately $8.9 million for this work which includes drilling, geochemical analyses, airborne geophysics, landholding fees and other related expenses. The following table summarizes the significant drilling results released to date for 2013:
Significant 2013 Drill Intercepts from the Peak Zone. Sample intervals are calculated using a 0.5 gpt lower cut off for gold with no internal waste greater than 3 meters less than cutoff grade. Intercepts shown are drill intercept lengths. True width of mineralization are unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%.

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

Rare Earth Elements

Effective December 1, 2012, we abandoned our state of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our gold exploration. Our initial rare earth element exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling. Additional exploration work will be required to advance these projects, but we did not conduct any significant exploration activities in 2012 or 2013. Annual claim rental fees were paid on the Salmon Bay and Stone Rock projects in August 2013, keeping these claims in good standing through August 31, 2014.

Consulting Services provided by Avalon Development Corporation
The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the properties. Pursuant to the PSA, Avalon will continue to provide geological consulting services and exploration activities, including all field work at the Tetlin Lease. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010; stock options to purchase 10,000 shares of common stock of the Company in September 2011; stock options to purchase 25,000 shares of common stock of the Company in July 2012; and stock options to purchase 75,000 shares of common stock of the Company in December 2012. The restricted shares vest over three years beginning in November 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning on the date such options were granted. In July 2013, the Company granted stock options to purchase 5,000 shares of common stock to one of the Avalon employees. In December 2013, the owner of Avalon received 30,000 restricted shares of common stock of the Company, which vested one-third immediately, and the remainder over the next two years.
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
Community Affairs
The Company's activities have increased road traffic and general activity on the Tetlin lands. The Company budgeted $500,000 for the 2013 exploration season for road and infrastructure improvements and general community support. During the fiscal year ended June 30, 2013, the Company expended approximately $208,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. From July 2013 through December 2013, the Company expended approximately $355,000 on additional road work, infrastructure improvements and other community-related efforts in the Tetlin community.

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

Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. In May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014. Additionally, we will pay JEX a production royalty of 3.0% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Original Properties, and a production royalty of 2.0% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties. The Company pays claim rentals of $82,845 per year on Federal and state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

On January 23, 2014, the Company entered into an engagement agreement (the “Engagement Agreement”), with Petrie Partners, LLC (“Petrie”), pursuant to which Petrie has been retained as a financial advisor to assist the Company in its evaluation of its strategic options, including the possible sale of the Company. Pursuant to the Engagement Agreement, Petrie will provide a variety of financial advisory and investment banking services and will be entitled to a retainer fee of $100,000, and a success fee equal to 2.5% of the consideration paid. In addition, if requested by the Company, upon delivery of an opinion by Petrie, the Company will pay Petrie a fairness opinion fee of $250,000, which amount will be deducted from the success fee, if payable. If the Company receives any break-up or termination fee as a result of a transaction that is subsequently terminated, Petrie shall be entitled to a fee of 33% of the break-up fee up to the amount of the success fee that would have been payable. The Company has agreed to indemnify Petrie and hold it harmless against certain liabilities.
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
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $39,613 for the three months ended December 31, 2013, compared to $31,683 for the three months ended December 31, 2012. The increase in claim rentals and minimum royalties is due to the addition of Bush, ADC2, and Eagle claims over the period, all of which are located on the State of Alaska lands.
Exploration Expense. We reported $988,731 of exploration expense for the three months ended December 31, 2013, compared to approximately $459,238 for the three months ended December 31, 2012. This increase is primarily attributable to an increase in our summer 2013 work program. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $314,204 of stock-based compensation expense for the three months ended December 31, 2013, related to restricted stock granted to our officers and directors in November 2010 and December 2013, and stock option awards granted in September 2011, July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $504,462 of stock-based compensation expense for the three months ended December 31, 2012 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011, July 2012, and December 2012. The expense was higher for the three months ended December 31, 2012, primarily because in October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expense. General and administrative expense for the three months ended December 31, 2013 and 2012 were $270,960 and $166,068, respectively. This increase is primarily attributable to increased community-related expenditures, road work, infrastructure improvements and community projects in the Tetlin community.
Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2012

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $100,244 for the six months ended December 31, 2013, compared to $99,288 for the six months ended December 31, 2012. The increase in claim rentals and minimum royalties is due to the addition of our Bush, ADC2, and Eagle claims over the period, all of which are located on the State of Alaska lands.
Exploration Expense. We reported $6,520,290 of exploration expense for the six months ended December 31, 2013, compared to approximately $4,199,249 for the six months ended December 31, 2012. This increase is primarily attributable to an increase in our summer 2013 work program, as compared to the prior year. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $566,796 of stock-based compensation expense for the six months ended December 31, 2013, related to restricted stock granted to our officers and directors in November 2010, and stock option awards granted in September 2011, July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $730,624 of stock-based compensation expense for the six months ended December 31, 2012 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011 and July 2012. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expense. General and administrative expense for the six months ended December 31, 2013 and 2012 were $605,131 and $369,046, respectively. This increase is primarily attributable to increased community-related expenditures, road work, infrastructure improvements and community projects in the Tetlin community.
Liquidity
The Company is still in the initial stages of conducting exploration activities on its Tetlin Property, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the properties.
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

Dissolution of the Company. While the Company was successful in selling shares of Common Stock sufficient to fund its 2013 exploration program, the Company anticipates requiring additional funding to continue further exploration activities. If the Company is unable to obtain additional funding, the Company may be required to cease operations, dissolve and wind-up the business of the Company.

On January 23, 2014, the Company entered into an engagement agreement (the “Engagement Agreement”), with Petrie Partners, LLC (“Petrie”), pursuant to which Petrie has been retained as a financial advisor to assist the Company in its evaluation of its strategic alternatives, including the possible sale of the Company. Pursuant to the Engagement Agreement, Petrie will provide a variety of financial advisory and investment banking services and will be entitled to a retainer fee of $100,000, and a success fee equal to 2.5% of the consideration paid. In addition, if requested by the Company, upon delivery of an opinion by Petrie, the Company will pay Petrie a fairness opinion fee of $250,000, which amount will be deducted from the success fee, if payable. If the Company receives any break-up or termination fee as a result of a transaction that is subsequently terminated, Petrie shall be entitled to a fee of 33% of the break-up fee up to the amount of the success fee that would have been payable. The Company has agreed to indemnify Petrie and hold it harmless against certain liabilities.
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

With the price of gold declining over 20% over the past year, many large mining companies have announced the closure of existing gold mines and a moratorium on new gold mine development. In the future, the Company may seek an experienced mining joint venture partner or the possible sale of its Tetlin Lease discovery to a large gold mining company, and this decline in the industry may reduce the number of potential candidates and the potential value for such a transaction.
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
Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund any exploration activities beyond 2013. Our ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our properties in an untimely fashion or on less than favorable terms.
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
None of our properties have any proven or probable reserves. To date, we have only engaged in material exploration activities on our Tetlin properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. There is no assurance that we may ever locate any mineral reserves on our properties or if we find mineral reserves, they may not be in economic quantities. Additionally, even if we find minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If we do not establish reserves, we will be required to curtail or suspend our operations, in which case the market value of our common stock will decline, and you may lose all of your investment.
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
We expect to focus our capital investments in gold and associated mineral prospects in our Tetlin Properties in the State of Alaska. However, our exploration prospects in Alaska may not lead to any revenues or we may not be able to drill for mineral deposits at anticipated finding and development costs due to financing, environmental or operating uncertainties. Should we be able to make an economic discovery on our Tetlin Property, we would then be solely dependent upon a single mining operation for our revenue and profits.
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
Our common stock is thinly traded.
There are approximately 3.8 million shares of our common stock outstanding with directors, officers and our technical consultant beneficially owning approximately 11.3% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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
Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial and Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of February 7, 2014, we had 3,805,539 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (11)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

10.1
Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: Februay 7, 2014	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2014	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)