Form 10-Q
period 2014-03-31
Contango ORE, Inc.
filed 2014-05-13
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of May 9, 2014 was 3,805,539.

CONTANGO ORE, INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets (unaudited) as of March 31, 2014 and June 30, 2013	3
	Statements of Operations (unaudited) for the three and nine months ended March 31, 2014 and 2013 and from Inception (October 15, 2009) to March 31, 2014	4
	Statements of Cash Flows (unaudited) for the nine months ended March 31, 2014 and 2013 and from Inception (October 15, 2009) to March 31, 2014	5
	Statement of Shareholders’ Equity (unaudited) for the nine months ended March 31, 2014	6
	Notes to the Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	37
All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash	$3,942,491	$13,027,932
Prepaid expenses	94,765	102,532
Total current assets	4,037,256	13,130,464
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,208,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$5,471,142	$14,564,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,638	$1,656,074
Accrued liabilities	45,183	94,287
Total current liabilities	142,821	1,750,361
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,805,539 shares issued and outstanding at March 31, 2014; 3,750,394 shares issued and outstanding at June 30, 2013	38,055	37,504
Additional paid-in capital	32,011,426	31,025,660
Accumulated deficit during exploration stage	(26,721,160)	(18,249,175)
SHAREHOLDERS’ EQUITY	5,328,321	12,813,989
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,471,142	$14,564,350
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2014	2013	2014	2013	to March 31, 2014
EXPENSES:
Claim rentals and minimum royalties	$39,576	$31,683	$139,820	$130,971	$984,186
Exploration expense	214,598	246,732	6,734,888	4,445,981	21,451,558
Stock-based compensation expense	122,951	127,540	689,747	858,164	2,079,480
General and administrative expense	302,399	95,078	907,530	464,124	2,205,936
Total expenses	679,524	501,033	8,471,985	5,899,240	26,721,160
NET LOSS	$(679,524)	$(501,033)	$(8,471,985)	$(5,899,240)	$(26,721,160)
LOSS PER SHARE
Basic and diluted	$(0.18)	$(0.19)	$(2.24)	$(2.32)	$(11.75)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,805,539	2,642,495	3,774,576	2,537,466	2,273,906
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2014	2013	to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,471,985)	$(5,899,240)	$(26,721,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	986,317	1,151,370	2,805,456
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	7,767	73,369	(94,765)
Increase (decrease) in accounts payable and accrued liabilities	(1,607,540)	(980,292)	142,821
Net cash used for operating activities	$(9,085,441)	$(5,654,793)	$(23,867,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Tetlin Village	(100,000)	—	(100,000)
Repayment of note receivable by Tetlin Village	100,000	—	100,000
Acquisition of other assets	—	—	(225,000)
Acquisition of properties	—	(200,000)	(1,208,886)
Net cash used in investing activities	$—	$(200,000)	$(1,433,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder’s contributions	—	—	6,784,272
Common stock and warrants issuance, net	—	14,033,915	22,459,753
Short-term borrowings	—	—	500,000
Repayment of short-term borrowings	—	—	(500,000)
Net cash provided by financing activities	$—	$14,033,915	$29,244,025
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,085,441)	8,179,122	3,942,491
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,027,932	7,765,265	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,942,491	$15,944,387	$3,942,491
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2013	3,750,394	$37,504	$31,025,660	$(18,249,175)	$12,813,989
Stock-based compensation	—	—	321,177	—	321,177
Net loss for the period	—	—	—	(6,178,953)	(6,178,953)
Balance at September 30, 2013	3,750,394	$37,504	$31,346,837	$(24,428,128)	$6,956,213
Stock-based compensation	—	—	472,564	—	472,564
Shares of restricted stock vested	55,145	551	(551)	—	—
Net loss for the period	—	—	—	(1,613,508)	(1,613,508)
Balance at December 31, 2013	3,805,539	$38,055	$31,818,850	$(26,041,636)	$5,815,269
Stock-based compensation	—	—	192,576	—	192,576
Net loss for the period	—	—	—	$(679,524)	(679,524)
Balance at March 31, 2014	3,805,539	$38,055	$32,011,426	$(26,721,160)	$5,328,321
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
2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

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
Common Stock. Our certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, par value $0.01. As of March 31, 2014, the Company had 3,805,539 shares of common stock issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company after November 29, 2010.
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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2014 and June 30, 2013 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2014 or June 30, 2013.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that the future adoption of any such pronouncements will cause a material impact on our financial condition or the results of our operations.

4. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2014	2013	2014	2013	to March 31, 2014
Acquisition of mineral interests	$—	$—	$—	$200,000	$1,208,886
Exploration costs, claim rentals, and minimum royalties	254,174	278,415	6,874,708	4,576,952	22,435,744
Total costs incurred	$254,174	$278,415	$6,874,708	$4,776,952	$23,644,630

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
5. Prepaid Expenses
The Company has prepaid expenses of $94,765 and $102,532 as of March 31, 2014 and June 30, 2013, respectively. Prepaid expenses relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"). In May 2013, the Company prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2014, as further explained in Note 11 - Commitments and Contingencies.
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

7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2014			2013
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(679,524)	3,805,539	$(0.18)	$(501,033)	2,642,495	$(0.19)
Diluted Loss per Share:
Net loss attributable to common stock	$(679,524)	3,805,539	$(0.18)	$(501,033)	2,642,495	$(0.19)

	Nine Months Ended March 31,
	2014			2013
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(8,471,985)	3,774,576	$(2.24)	$(5,899,240)	2,537,466	$(2.32)
Diluted Loss per Share:
Net loss attributable to common stock	$(8,471,985)	3,774,576	$(2.24)	$(5,899,240)	2,537,466	$(2.32)

	Period from Inception (October 15, 2009) to March 31, 2014
	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(26,721,160)	2,273,906	$(11.75)
Diluted Loss per Share:
Net loss attributable to common stock	$(26,721,160)	2,273,906	$(11.75)

Options and warrants to purchase 1,692,666 shares of common stock were outstanding as of March 31, 2014, and options to purchase 400,000 shares of common stock were outstanding as of March 31, 2013. These options and warrants were not included in the computation of diluted earnings per share for each three and nine month period and the period from inception to March 31, 2014, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2014, we had 3,805,539 shares of common stock outstanding. We also had an additional 63,333 shares of unvested restricted stock and 1,692,666 options and warrants to purchase shares of common stock outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest over the next two years.
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
Rights Plan
On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013. Under the terms of the amended Rights Plan, each right (a "Right") will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth R. Peak, acquires beneficial ownership of 20% or more of the Company's common stock.

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
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of March 31, 2014, there were 63,333 shares of unvested restricted common stock outstanding and options to purchase 461,667 shares of common stock outstanding issued under the 2010 Plan.

Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from Inception (October 15, 2009)
	2014	2013	2014	2013	to March 31, 2014
Stock-based compensation included in:
Exploration expense (1)	$69,625	$57,982	$296,571	293,206	$725,976
Stock-based compensation expense (2)	122,951	127,540	689,746	858,164	2,079,480
Total stock-based compensation expense	$192,576	$185,522	$986,317	$1,151,370	$2,805,456

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant, the owner of Avalon and one Avalon employee.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.
Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. All of the restricted stock from this grant was fully vested as of March 31, 2014.
In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2013, there were 63,333 shares of restricted stock that remained unvested. As of March 31, 2014, the total compensation cost related to unvested awards not yet recognized was $529,870. The remaining costs will be recognized over the remaining vesting period of the awards.

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
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of March 31, 2014, the stock options had a weighted-average remaining life of approximately 3.5 years. The the total compensation cost related to unvested options not yet recognized as of March 31, 2014 was $287,094.
A summary of the status of stock options granted under the 2010 Plan as of March 31, 2014 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended March 31, 2014
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2013	404,167	$10.49
Granted - July 2013 (1)	5,000	$10.00
Granted - September 2013 (2)	52,500	$10.01
Exercised	—	—
Forfeited	—	—
Outstanding, end of period	461,667	$10.43
Aggregate intrinsic value	$—
Exercisable, end of period	370,000	$10.54
Aggregate intrinsic value	$124,542
Available for grant, end of period	349,427
Weighted average fair value per share of options granted during the period	$3.92

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

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $11,000 per quarter.
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
Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2014, the Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000 (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment.
Gold Exploration. The Company’s Triple Z, TOK/Tetlin, Eagle, Bush and ADC 2 claims are all located on state of Alaska lands. The annual claim rentals on these projects total $59,220 per year, and are due and payable in full by November 30 of each year. The Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.
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

Overview
We are a Houston-based company, whose primary business is to explore in the State of Alaska for (i) gold ore and associated minerals, and (ii) rare earth elements. As of May 9, 2014 we had leased or had control over Federal and State of Alaska properties totaling approximately 768,357 acres for the exploration of gold ore and associated minerals and rare earth elements. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals and rare earth elements through leases or obtaining additional mining claims.
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
If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX. In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). From July 1, 2013 to May 9, 2014, the Company staked an additional 71,896 acres consisting of 474 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
Our Tetlin Lease is our only material property. We also hold certain unpatented mining claims. We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in the mineral industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mine development work, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, our exploration field work is normally restricted to May through October. The following table summarizes our property holdings as of March 31, 2014:

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
Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may be commercially mined. If we are successful in our exploration activities, we will consider a joint venture or sale of our properties to qualified mining companies. On January 23, 2014, the Company announced that it had initiated the exploration and evaluation of strategic alternatives aimed at enhancing shareholder value, and retained Petrie Partners, LLC as its financial advisor to assist the Company in connection with its strategic review.   The Company is conducting a process to solicit third party proposals for the sale, merger, joint venture or other business combination of the Company.  The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative and there is no defined timeline for this strategic review.  While the Company will consider all commercially reasonable strategic alternatives, there can be no assurance that a transaction will be consummated on terms acceptable to the Board of Directors of the Company, or at all.
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of March 31, 2014, the Company's directors, employees, and our technical consultants beneficially own approximately 11.3% of our common stock. An additional 22.3% of our common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman, who passed away on April 19, 2013.
In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. As of March 31, 2014, all of the restricted stock the November 2010 grant has vested.
In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2014, there were 63,333 shares of restricted stock that remained unvested.
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
To date, our gold exploration has concentrated on the Tetlin Lease. Our exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads. We have drilled certain of these other leads as part of our 2013 exploration program. We gathered surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle state of Alaska claims adjacent to the Tetlin Lease. We did not conduct drilling on the Eagle claims during the 2013 exploration program. None of our exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and the Company is the only entity known to have conducted drilling operations on these leads.
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

            2013 Exploration Program. The Company completed 14,349 meters (47,079 ft) of core drilling in 69 core holes during the 2013 Tetlin project exploration program. Drilling included infill and step-out drilling in the Peak Zone (60 holes, 11,592 meters), and completion of 9 additional core holes on 5 other leads in the greater Chief Danny prospect (2,757 meters). The Company also completed approximately 2,500 line-kilometers of airborne magnetic and electromagnetic geophysics, completed or commenced all of the baseline water quality sampling, cultural resource assessments, wetlands mapping, preliminary metallurgical testing and acid rock drainage testing. We spent approximately $9.0 million for this work which includes drilling, geochemical analyses, airborne geophysics, landholding fees and other related expenses. The following table summarizes the significant drilling results released to date for 2013:
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
2012 Exploration Program. The 2012 exploration program at the Chief Danny Prospect began in mid-May and was completed in mid-October 2012. We originally budgeted $3.6 million to utilize one rig and drill 20,000 feet in 20 to 40 core holes. Initial results from the drilling program at Chief Danny resulted in reallocating funds from our other gold and copper leads to the Chief Danny Prospect, which enabled us to utilize two rigs to drill 36,004 feet in 50 core holes. The Company also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny zone and conducted baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny Prospect. The total cost of our 2012 exploration program on our Chief Danny prospect was approximately $4.6 million, compared to investing only $1.0 million on our other gold and copper leads which also included geochemical analysis, claim rentals and other related expenses.
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
Community Affairs
        The Company's activities have increased road traffic and general activity on the Tetlin lands. The Company budgeted $500,000 for the 2013 exploration season for road and infrastructure improvements and general community support. During the fiscal year ended June 30, 2013, the Company expended approximately $208,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. From July 2013 through March 2014, the Company expended approximately $359,000 on additional road work, infrastructure improvements and other community-related efforts in the Tetlin community.

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
Off-Balance Sheet Arrangements
None
Contractual Obligations
The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, the Company's exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2014, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.

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
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $39,576 for the three months ended March 31, 2014, compared to $31,683 for the three months ended March 31, 2013. The increase in claim rentals and minimum royalties is due to the addition of Bush, ADC2, and Eagle claims over the period, all of which are located on the State of Alaska lands.
Exploration Expense. We reported $214,598 of exploration expense for the three months ended March 31, 2014, compared to $246,732 for the three months ended March 31, 2013. This decrease is primarily attributable to a decrease in post-season geological and geophysical work completed in conjunction with our summer 2013 work program compared to our 2012 summer work program. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $122,951 of stock-based compensation expense for the three months ended March 31, 2014, related to restricted stock granted to our officers and directors in December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $127,540 of stock-based compensation expense for the three months ended March 31, 2013 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011, July 2012, and December 2012.
General and Administrative Expense. General and administrative expense for the three months ended March 31, 2014 and 2013 were $302,399 and $95,078, respectively. The majority of the increase relates to a $100,000 retainer fee paid to Petrie in January 2014. Petrie has been retained as a financial advisor to assist the Company in its evaluation of its strategic options, including the possible sale of the Company. Pursuant to the Engagement Agreement, Petrie will provide a variety of financial advisory and investment banking services.
Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $139,820 for the nine months ended March 31, 2014, compared to $130,971 for the nine months ended March 31, 2013. The increase in claim rentals and minimum royalties is due to the addition of our Bush, ADC2, and Eagle claims over the period, all of which are located on the State of Alaska lands.

Exploration Expense. We reported $6,734,888 of exploration expense for the nine months ended March 31, 2014, compared to approximately $4,445,981 for the nine months ended March 31, 2013. This increase is primarily attributable to an increase in our summer 2013 work program, as compared to the prior year. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $689,747 of stock-based compensation expense for the nine months ended March 31, 2014, related to restricted stock granted to our officers and directors in November 2010 and December 2013, and stock option awards granted in September 2011, July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $858,164 of stock-based compensation expense for the nine months ended March 31, 2013 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011 and July 2012. In October 2012, the Compensation Committee elected to immediately vest all restricted stock and stock options held by Mr. Peak. This vesting resulted in compensation expense of $141,971 which was recognized in October 2012.
General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2014 and 2013 were $907,530 and $464,124, respectively. This increase is attributable to increased community-related expenditures, road work, infrastructure improvements and community projects in the Tetlin community. The increase also relates to a $100,000 retainer fee paid to Petrie in January 2014. Petrie has been retained as a financial advisor to assist the Company in its evaluation of its strategic options, including the possible sale of the Company. Pursuant to the Engagement Agreement, Petrie will provide a variety of financial advisory and investment banking services.
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

With the price of gold declining steadily over the past two years, many large mining companies have announced the closure of existing gold mines and a moratorium on new gold mine development. In the future, the Company may seek an experienced mining joint venture partner or the possible sale of its Tetlin Lease discovery to a large gold mining company, and this decline in the industry may reduce the number of potential candidates and the potential value for such a transaction.
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
Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial and Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of May 9, 2014, we had 3,805,539 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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

Under the terms of the Rights Plan, each right (a "Right") will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth Peak, which currently beneficially owns approximately 20% of the Company, acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the common stock (the “Triggering Event”). Only when one or more of these events occur will stockholders receive certificates for the Rights.

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

CONTANGO ORE, INC.

Date: May 13, 2014	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2014	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)