Form 10-K
period 2014-06-30
Contango ORE, Inc.
filed 2014-08-27
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the OTCBB was $34,384,196. As of August 26, 2014, there were 3,805,539 shares of the registrant’s common stock outstanding.

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
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

ii

PART I
Item 1.    BUSINESS
Overview
We are a Houston-based company, whose primary business is to explore in the State of Alaska for gold ore and associated minerals. As of June 30, 2014 we had leased or had control over approximately 768,357 acres of Alaskan Native, Federal and State of Alaska properties for the exploration of gold ore and associated minerals. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals through leases or obtaining additional mining claims.
In January 2014, the Company entered into an engagement agreement (the "Engagement Agreement") with Petrie Partners, LLC ("Petrie"), pursuant to which Petrie was retained as a financial advisor to assist the Company in its evaluation of its strategic alternatives, including the possible sale of the Company. Pursuant to the Engagement Agreement, Petrie will provide a variety of financial advisory and investment banking services. We have paid Petrie a retainer fee of $100,000, and they will be entitled to a success fee equal to 2.5% of the consideration paid. In addition, if requested by the Company, upon delivery of an opinion by Petrie, the Company will pay Petrie a fairness opinion fee of $250,000, which amount will be deducted from the success fee, if payable. The Company is continuing its strategic review process and, to date, no agreement has been reached with respect to any specific strategic transaction.  While the Company has considered several different commercially reasonable strategic alternatives, there can be no assurance that a transaction will be consummated on terms acceptable to the Board of Directors of the Company, or at all.
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
Properties
The Original Properties contributed by Contango included:
•a 100% leasehold interest (the "Tetlin Lease") in approximately 675,000 acres (the "Tetlin Properties") from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe;
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
If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX. In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). During the fiscal year ended June 30, 2013, the Company staked an additional 71,896 acres consisting of 474 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. The Company did not stake any additional properties in the fiscal year ended June 30, 2014. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement.
Our Tetlin Lease is our only material property. We also hold certain unpatented mining claims. We believe that we hold good title to our properties in accordance with standards generally accepted in the minerals industry. As is customary in the minerals industry , we conduct only a perfunctory title examination at the time we acquire a property. Before we begin any mine development work, however, we will conduct a full title examination and perform curative work on any defects that we deem significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, our exploration field work is normally restricted to May through October. The following table summarizes our property holdings as of June 30, 2014:

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
Since 2009, the Company’s primary focus has been the exploration and development of its Tetlin Properties and almost all of its resources have been directed to that end. The Company’s State of Alaska and Federal claims are not material properties of the Company. For this reason, the Company abandoned its State of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims in December 2012. All work presently planned by the Company is directed at exploration of its Tetlin Properties and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Properties or any of our other properties as defined by SEC Industry Guide 7. During the 2014 summer season, the Company conducted only minimal exploration activities. The Company will require further financing to fund significant exploration activities in future periods.
Strategy
        Using our limited capital availability to increase our reward potential on selective prospects. We will concentrate our risk investment capital on our Tetlin Properties. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our properties will have commercially viable mineral deposits. Should our properties prove to have known commercial deposits, or mineral ore, we will be required to either (i) contract with third parties to mine our mineral ore, or (ii) consider a joint venture or a sale of all or a portion of our properties. In addition, valuations of mineral commodities are highly volatile and are currently depressed compared to 2012. In the event they remain depressed, the Company may decide not to raise additional funds for further exploratory drilling for one or more years.
Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may be commercially mined. If we are successful in our exploration activities, we will consider a joint venture or sale of our properties to qualified mining companies. On January 23, 2014, the Company announced that it had initiated the exploration and evaluation of strategic alternatives aimed at enhancing shareholder value, and retained Petrie Partners, LLC as its financial advisor to assist the Company in connection with its strategic review.   The Company is continuing the strategic review process and, to date, no agreement has been reached with respect to any specific strategic transaction.  While the Company has considered several different commercially reasonable strategic alternatives, there can be no assurance that a transaction will be consummated on terms acceptable to the Board of Directors of the Company, or at all.
Structuring Incentives to Drive Behavior. We believe that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of June 30, 2014, the Company's directors, employees, and our technical consultant beneficially own approximately 11.3% of our common stock. An additional 22.0% of our common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman.
In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of June 30, 2014, all of the restricted stock granted in November 2010 has vested.
In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of June 30, 2014, there were 63,333 shares of restricted stock that remained unvested.
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
Ms. Leah Gaines was appointed Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company as of October 1, 2013. The appointment of Ms. Gaines followed the resignation of Mr. Sergio Castro and Ms. Yaroslava Makalskaya as a result of the merger between Contango Oil & Gas Company and Crimson Exploration Inc. Mr. Sergio Castro and Ms. Yaroslava Makalskaya are officers of Contango Oil & Gas Company where they have increased responsibilities after the merger. On June 28, 2013 the Compensation Committee elected to immediately vest all of the stock options of Mr. Castro and Ms. Makalskaya.
Alliance with JEX. JEX is a private company formed primarily for the purpose of assembling natural gas and oil prospects. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. If any of the Original Properties are placed into commercial production, the Company is obligated to pay a 3% overriding royalty to JEX. JEX will also continue to assist us in acquiring additional acreage in Alaska and provide other consulting services to the Company. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a production royalty of 2% on all minerals mined from properties acquired by the Company after July 1, 2012 in the State of Alaska.
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

Consulting Services provided by Avalon Development Corporation
The Company is a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the properties. Pursuant to the PSA, Avalon provides geological consulting services and exploration activities, including all field work at the Tetlin Lease. The Company pays Avalon on a per diem basis and reimburses Avalon for its expenses. As additional compensation, the owner of Avalon received 23,477 restricted shares of common stock in November 2010; stock options to purchase 10,000 shares of common stock of the Company in September 2011; stock options to purchase 25,000 shares of common stock of the Company in July 2012; and stock options to purchase 75,000 shares of common stock of the Company in December 2012. The restricted shares vest over three years beginning in November 2011, the one-year anniversary of the date the shares were granted and the stock options vest over two years beginning on the date such options were granted. In July 2013, the Company granted stock options to purchase 5,000 shares of common stock to one of the Avalon employees. In December 2013, the owner of Avalon received 30,000 restricted shares of common stock of the Company, one third of which vested immediately, and the remainder will vest over the next two years.
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
Services Provided by Tetlin Village Members
        Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Tetlin project exploration programs. While there was only minimal exploration work performed in the 2014 summer program, during the 2013 exploration program, there were more than 15 Tetlin residents working on the Tetlin project exploration program, employed on a seasonal basis through Avalon. Their duties include reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.
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
Community Affairs
        The Company's activities have increased road traffic and general activity on the Tetlin lands. During the fiscal years ended June 30, 2013 and 2014, the Company expended approximately $208,000 an $434,000, respectively, on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions.
        In August 2013, the Company advanced $100,000 to the Tetlin Village Council under a Promissory Note (the "Tetlin Note") for road improvements. The terms of the Tetlin Note required the advance be repaid without interest on the earlier of (i) October 1, 2013 or (ii) a date that was within five days following the date the Tetlin Village Council received funds from the State of Alaska for road improvements. The Tetlin Note was repaid on October 4, 2013.
Marketing and Pricing
Should our exploratory drilling activities prove to be successful, the Company intends to enter into joint ventures with or sell some or all of our Properties to qualified mining companies. In addition, valuations of mineral commodities are highly volatile and are currently depressed compared to 2012. In the event they remain depressed, the Company may decide not to raise additional funds for further exploratory drilling for one or more years.

Adverse Climate Conditions
Weather conditions affect the Company’s ability to conduct exploration activities and mine any ore from its Properties in Alaska. While exploratory drilling and related activities may only be conducted from May to October on certain of our Properties, the Company believes development work and any subsequent mining may be conducted year-round.
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

The Company has applied for and been issued valid Hard Rock Exploration permits and Temporary Water Use Permits covering past and planned activities on the Tetlin Properties. These permits were issued to the Company by the Alaska Department of Natural Resources in 2012 and 2013 and consist of the following multi-year permits:

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

The above referenced State of Alaska permits were issued to the Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate requiring additional permits from the State of Alaska for the remainder of 2014. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.
The Company also has received a Nationwide Permit #6, Permit #POA-2013-286, from the U.S. Department of the Army Corps of Engineers with respect to the Company’s intended drilling and access-related disturbances on wetlands within the Tetlin Lease, which is valid through March 18, 2017. However, much of the land covered by such permit has been burned by natural wildfires since such lands were classified as wetlands more than 20 years ago. As a consequence of the wildfires and natural habitat changes that have taken place since the wildfires, certain of the Tetlin Properties may no longer be considered wetlands according to Corps of Engineers guidelines. As a consequence, the Company has initiated a wetlands determination process whereby portions of the lands covered by this permit will be reclassified as non-wetlands. This initial wetlands determination process was paid for by the Company and was conducted by ABR, Inc., an independent environmental consulting firm that is recognized by a U.S. Department of the Army Corps of Engineers. Initial steps in the Company’s wetlands determination process on the Tetlin Properties were completed in late 2013. Additional steps in the process are anticipated as the Tetlin project advances.
The Company began collecting baseline environmental data in 2012 and continued this process during the summer exploration season in 2013. The Company has not developed a comprehensive environmental permitting strategy as the Company remains in an exploration stage. If and when its exploration work is significantly advanced that additional baseline environmental studies and prefeasibility studies are desirable, the Company will be required to expend considerable funds and resources for an environmental impact statement and related studies to advance any mining project.
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
A typical time frame for baseline environmental studies and permitting for a gold mine in Alaska may consume a decade or more. There are numerous state and federal permits and authorizations required from many different state and federal agencies. Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and various laws and regulations administered by the State of Alaska including the Alaska Department of Fish and Game, the Alaska Department of Environmental Conservation, Alaska Department of Transportation and Public Facilities and the Alaska Department of Natural Resources, have a direct bearing on exploration and mining operations conducted in Alaska. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. The Alaska Department of Natural Resources coordinates the permitting of mining operations in the State of Alaska and has developed a process to integrate federal, state and local government requirements to obtain mine permits, and also provides an opportunity for public comment. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.
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

Employees
The Company has four part-time employees. Of these, two are officers of the Company. Brad Juneau is the Chairman, President and Chief Executive Officer of the Company and is responsible for the management of the Company. Leah Gaines is the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company. Mr. Juneau and Ms. Gaines each devote approximately 10% of their time to the Company’s business. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Company utilizes the services of Avalon to perform geological, exploration and drilling operation services and independent third party engineering firms to evaluate any reserves.
Directors and Executive Officers
The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Brad Juneau	55	Chairman, President, and Chief Executive Officer
Leah Gaines	38	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	65	Director
Joseph G. Greenberg	53	Director

Brad Juneau. Mr. Juneau, the Company's co-founder, was elected President and Chief Executive Officer in December 2012. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company's Co-founder, Mr. Kenneth R. Peak took a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of JEX. Prior to forming JEX in 1998, Mr. Juneau served as Senior Vice President of Exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as Staff Petroleum Engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University. Mr. Juneau previously served as a Director of Contango from April 2012 to March 2014.

Leah Gaines. Ms. Gaines was appointed as the Company’s Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary on October 1, 2013. Ms. Gaines has also served as Vice President and Chief Financial Officer of JEX since October 2010. Prior to joining JEX, she served as the Controller for Beryl Oil and Gas, LP and Beryl Resources LP from July 2007 to December 2009. From April 2006 to July 2007, Ms. Gaines held the position of Financial Reporting Manager at SPN Resources, a division of Superior Energy Services. From 2003 to 2006, Ms. Gaines was the Senior Financial Reporting Accountant at Hilcorp Energy. Ms. Gaines was a Principal Accountant at El Paso Corporation in its Power Asset division from 2001 to 2003. Prior to that, Ms. Gaines worked at Deloitte and Touche, LLP for three years as a Senior Auditor. Ms. Gaines graduated Magna Cum Laude from Angelo State University with a Bachelor of Business Administration in Accounting and is a Certified Public Accountant with over sixteen years of experience.

Joseph Compofelice. Mr. Compofelice has been a Director of the Company since its inception. Since January 1, 2014, Mr. Compofelice has been an Operating Partner at White Deer Energy, a private equity firm that targets investments in the energy business.  Mr. Compofelice served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service from January 2004 - December 2013. Mr. Compofelice served as Chairman of the Board of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000 he was Chairman and CEO of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science from California State University at Los Angeles and his Masters of Business Administration from Pepperdine University.
Joseph G. Greenberg. Mr. Greenberg has been a Director of the Company since its inception. Mr. Greenberg is Founder and President of Alta Resources, L.L.C., an oil and natural gas exploration company. Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company. Mr. Greenberg received a Bachelor of Science in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over twenty-five years of diversified experience in oil and gas exploration.
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
The Board of Directors elected Mr. Juneau as Chairman of the Board and Chief Executive Officer for a number of reasons. Mr. Juneau is the co-founder of the Company and beneficially owns approximately 4% of the Company’s common stock, making him one of the largest shareholders. Mr. Juneau has been an active entrepreneur who founded JEX and built the business into a successful exploration company.
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

The price of gold and the gold mining industry have suffered dramatic declines in the past several years.

With the price of gold declining over the past several years, many large mining companies have announced the closure of existing gold mines and a moratorium on new gold mine development. In the future, the Company may seek an experienced mining joint venture partner or the possible sale of its Tetlin Lease discovery to a large gold mining company, and this decline in the industry may reduce the number of potential candidates and the potential value for such a transaction.

We may not have sufficient capital to operate our business in future years and may be required to cease operations.

The Company will have a limited amount of cash to fund its operations in future years. As of August 26, 2014 our current cash balance is approximately $3.3 million, an amount insufficient to fund further significant exploration programs. Without additional funds to support the Company’s exploratory drilling activities, we may be required to cease operations and you may lose your entire investment in the Company.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

Our business plan, which includes the drilling of exploration prospects, will require substantial capital expenditures. We will require financing to fund any exploration activities beyond 2014. Our ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our properties in an untimely fashion or on less than favorable terms.

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

Our continued viability depends on the exploration, permitting, development and operation of our Tetlin Properties, which is the only material property of the Company.

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

Concentrating our capital investment in our Tetlin Properties in the State of Alaska increases our exposure to risk.

We expect to focus our capital investments in gold and associated mineral prospects in our Tetlin Properties in the State of Alaska. However, our exploration prospects in Alaska may not lead to any revenues or we may not be able to drill for mineral deposits at anticipated finding and development costs due to financing, environmental or operating uncertainties. Should we be able to make an economic discovery on our Tetlin Properties, we would then be solely dependent upon a single mining operation for our revenue and profits.

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

•	Poor results from our drilling activities would materially and adversely affect our future cash flows and results of operations.

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

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain only limited insurance coverage for sudden and accidental environmental damages. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could increase operating costs or require capital expenditures in order to remain in compliance. Any such changes could have an adverse effect on our Tetlin Properties, business, financial condition and results of operations.

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

Our common stock is thinly traded.

There are approximately 3.8 million shares of our common stock outstanding, with directors, employees, and our technical consultant beneficially owning approximately 11.3% of our common stock and the Estate of Mr. Kenneth R. Peak, our former Chairman, beneficially owning approximately 22.0% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None

Item 2.    PROPERTIES
Our properties are located in the State of Alaska, and principally consist of a mineral lease and unpatented mining claims. Only our Tetlin Properties are a material property of the Company. None of the known prospects on the Tetlin Properties is known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.
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
Lease with Tetlin Village Council
JEX entered into the Tetlin Lease with the Tetlin Village Council, effective as of July 15, 2008. An undivided 50% leasehold interest was sold to Contango Mining pursuant to the Joint Exploration Agreement dated as of September 29, 2009 in exchange for $1 million and a 1% overriding royalty interest. JEX transferred its remaining 50% leasehold interest to Contango Mining as of September 15, 2010 in exchange for an increased overriding royalty aggregating 3% pursuant to an Amended ORRI Agreement. The Tetlin Lease covers approximately 675,000 acres of land, provides for an initial term of ten (10) years, with an option to renew the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease. While the Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease, the Company's exploration expenditures on the Tetlin Properties through 2014 satisfied this requirement because under the Tetlin Lease, exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements.

If the Tetlin Lease is placed into commercial production of precious or non-precious metals, we will be obligated to pay a production royalty to the Native Village of Tetlin, ranging from 2.0% to 5.0%. The Company has purchased 0.75% of this production royalty for $225,000, which reduces the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to repurchase the 0.75% production royalty for $450,000, or a portion thereof. Until such time as production royalties begin, the Company originally paid the Tetlin Village Council an advance minimum royalty of $50,000 per year, which shall be credited toward any production royalty payable to the Tetlin Village Council. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment. As of June 2014, the Company had prepaid the $75,000 advance minimum royalty due to the Tetlin Village Council on July 15, 2014, and prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015.
Gold Mining Claims
A listing of our State of Alaska unpatented mining claims as of June 30, 2014 for gold and associated minerals are listed in Exhibit 99.1, 99.3, 99.4, 99.5, and 99.6. These mining claims are not material and are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.
REE Mining Claims
A listing of our Federal mining claims as of June 30, 2014 for rare earth elements are listed in Exhibit 99.2. These mining claims are not material and are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

Location of and Access to our Properties
Our Tetlin Properties are located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 300 kilometers southeast of the city of Fairbanks and 20 kilometers southeast of Tok, Alaska. The Tetlin Lease covers an area measuring approximately 80 kilometers north-south by 60 kilometers east-west in eastern Interior Alaska.

The Tetlin Properties are accessible via helicopter and via road. The 23-mile long Tetlin Village Road is an all-weather gravel road connecting the village with the town of Tok on the Alaska Highway. The majority of our Tetlin Properties is accessible only via helicopter, although many winter trails exist in the Tetlin Hills and Mentasta Mountains in the northern and southwestern parts of the Properties, respectively. Winter trails link Tetlin Village to the village of Old Tetlin and continue south to the Tetlin River airstrip, a 1,500 foot long unmaintained gravel strip located in the Tetlin River Valley. Winter trails also provide access to the Tuck Creek valley from the village of Mentasta on the Tok Cutoff Highway.

Two seasonal dirt roads have been permitted and constructed through the Tetlin Village to allow surface access to the Chief Danny gold-copper-silver prospect in the northern Tetlin Hills. Both of these roads begin along the Tetlin Village Road and extend to the Chief Danny project and access to both roads is controlled by gates at their junction with the Tetlin Village Road.
The paved Alaska Highway passes near the northern edge of the Tetlin Properties as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Tetlin Properties are in Delta Junction, 107 road miles northwest of the Tetlin project and Glennallen, 138 road miles southwest of the Tetlin Properties. The Company does not have any plant or equipment at its Tetlin Properties, relying on contractors to perform work.
We do not believe the Tetlin Properties have been previously explored for minerals.

Gold Exploration

To date, our gold exploration has concentrated on the Tetlin Properties. During the 2014 summer season, we conducted only minimal exploration activities. Our exploration effort on the Tetlin Properties in prior periods has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads. We have drilled certain of these other leads as part of our 2013 exploration program. We gathered surface, bedrock, and stream sediment data on the Tetlin Properties as well as on the Eagle state of Alaska claims adjacent to the Tetlin Properties. None of our exploration targets are known to host quantifiable commercial mineral reserves, as defined by SEC Industry Guide 7, none have had metallurgical or mineral processing studies conducted on them, and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and to our knowledge, the Company is the only entity known to have conducted drilling operations on these leads.

The majority of the Tetlin Properties is hosted within the Yukon-Tanana Terrane (YTT), a regionally extensive package of metamorphic rocks. Rocks of the YTT on the Tetlin Properties consist primarily of more deformed, higher temperature metamorphic rocks on the northern third of the project and less deformed, lower temperature metamorphic rocks to the south. Country rocks on the Tetlin Properties are intruded by poorly documented granitic rocks.

Large-scale structural features within the Tetlin Properties are closely tied to movements along the Tintina-Kaltag and Denali-Farewell fault systems, two continental-scale faults between which are a series of district and prospect-scale northeast, northwest and east-west structures. Limited exposures in the northern half of the property make identification of these structures difficult. Prospect to hand-sample scale folding has been noted throughout the project area.

Although alpine glaciation has affected elevations above 4,500 feet on the southern edge of the Tetlin Properties, most of the Tetlin Properties escaped Pleistocene continental glaciation. However, due to its proximity to continental glaciers to the north and east, the Tetlin Properties were covered by a variable thickness of wind-blown silt ranging up to 10 meters thick. This extremely fine-grained, metal-barren silt effectively masks the geochemical signature of underlying bedrock containing gold-copper-silver mineralization. Following deposition of this silt layer, the Tetlin Properties were subjected to an extensive period of surface weathering, which now extends 200-300 feet below surface.

From a regional perspective, the Tetlin Properties are located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits that are younger than the gold deposits of the Tintina Gold Belt. . These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Tetlin Properties are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on our Tetlin Properties was unknown in Interior Alaska. Diamond drilling results from 2011 through 2013 has revealed the presence of a distinctive suite of elements and minerals at the Peak and Discovery Zones that does not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. Skarn is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Peak Zone mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Chief Danny Prospect

The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Properties and is comprised of several distinct mineralized areas, the Peak Zone, Discovery Zone, Roadcut Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery and Roadcut Zones) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. We have conducted extensive drilling on the Peak Zone. We have also conducted environmental base line studies on the areas surrounding the Chief Danny Prospect, as well as conducted airborne magnetic and resistivity programs. From 2009 through 2013, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

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
Significant 2013 Drill Intercepts from the Peak Zone. Sample intervals are calculated using a 0.5 grams per ton (gpt) lower cut off for gold with no internal waste greater than 3 meters in thickness and less than cutoff grade. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%.

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
2011 Exploration Program. The 2011 exploration program at the Chief Danny Prospect consisted of 1,267 core samples taken over 8,057 feet of drilling in 11 core holes. The geophysics conducted in 2011 was airborne magnetics and resistivity surveys as opposed to the ground IP (induced polarization) that was done in 2010. Core drilling and trenching at the Chief Danny prospect in 2011 did not return significant grade-thickness intervals for holes number 1, 3, 6, 8, 9 and 11. During its 2011 exploration program, the Company spent approximately $2.4 million on drilling activity and geochemical analyses of its Chief Danny prospect. For the remaining holes, intervals of gold and copper mineralization were as follows, in gpt for gold and silver and percent for copper:

Hole No.	Depth	Footage with Returns	Grams of Gold	Grams of Silver	Percent Copper
2	328 feet	4 feet	4.94 gpt	143.0 gpt	0.56%
4	735 feet	10 feet	0.94 gpt	1.10 gpt	0.03%
5	1,416 feet	12 feet	3.10 gpt	300.2 gpt	0.26%
7	976 feet	21 feet	7.40 gpt	4.90 gpt	0.15%
10	139 feet	32 feet	1.18 gpt	3.1 gpt	0.04%
Trench	n/a	70 feet	0.69 gpt	8.60 gpt	0.38%

Our 2013 exploration program was designed and supervised by Avalon, the primary geological consultant for the Company. A more complete description of Avalon is set forth in Item 1 - Consulting Services provided by Avalon Development Corporation. The President of Avalon is Curtis J. Freeman who graduated from the College of Wooster, Ohio, with a B.A. degree in Geology (1978) and graduated from the University of Alaska with an M.S. degree in Economic Geology (1980). Mr. Freeman is a member of the American Institute of Professional Geologists, the Society of Economic Geologists, the Geological Society of Nevada, the Alaska Miners Association, the Association for Mineral Exploration of British Columbia and the Prospectors and Developers Association of Canada. From 1980 to the present Mr. Freeman has been actively employed in various capacities in the mining industry in numerous locations in North America, Central America, South America, New Zealand and Africa.

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

As of the date of this document, there has been no new geochemical sampling work conducted on the Tetlin project during 2014. We believe the parties working on sampling of the Tetlin Properties followed industry accepted procedures for sample preparation, analysis and security.

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

As of the date of this document, there has been no new geochemical sampling work conducted on the Tetlin project during 2014.

Rare Earth Elements

Effective December 1, 2012, we abandoned our State of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our gold exploration. Our initial rare earth element exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling. Additional exploration work is required to advance these projects, but we did not conduct any significant exploration activities in 2013 or 2014. We have decided to abandon our Federal claims at Salmon Bay and Stone Rock projects effective September 1, 2014. We do not expect to explore for rare earth elements this summer and have no current plans to conduct exploration work on these claims.

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

	High	Low
Fiscal Year 2013:
Quarter ended September 30, 2012	$10.06	$6.50
Quarter ended December 31, 2012	$10.69	$6.60
Quarter ended March 31, 2013	$12.00	$7.60
Quarter ended June 30, 2013	$10.00	$7.85

Fiscal Year 2014:
Quarter ended September 30, 2013	$12.50	$8.10
Quarter ended December 31, 2013	$11.00	$9.10
Quarter ended March 31, 2014	$14.00	$9.20
Quarter ended June 30, 2014	$13.00	$10.05
As of June 30, 2014, there were 3,805,539 shares of Contango ORE, Inc. common stock outstanding held by approximately 78 registered shareholders.

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
The following table sets forth information about our equity compensation plans at June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	445,000	$10.41	366,094
Equity compensation plans not approved by security holders	—	—	—
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
In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak.

In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2013, there were 63,333 shares of restricted stock that remained unvested. As of June 30, 2014, the total compensation cost related to unvested awards not yet recognized was $450,703. The remaining costs will be recognized over the remaining vesting period of the awards.

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
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized claim rental expenses of $179,394 for the fiscal year ended June 30, 2014, compared to $171,439 for the fiscal year ended June 30, 2013 and $198,797 for the fiscal year ended June 30, 2012. The lower level of claim rentals and minimum royalties the past two years is due to a reduction in minimum labor costs attributable to the release of 97,280 acres of state of Alaska acreage for the exploration rare earth elements, effective December 1, 2012.
Exploration Expenses. We incurred approximately $7.0 million of exploration expense for the fiscal year ended June 30, 2014, compared to $8.1 million for the fiscal year ended June 30, 2013. This decrease is principally attributable to only minimal exploration expenses in the summer of 2014. Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses.
For the fiscal year ended June 30, 2013, we incurred approximately $8.1 million of exploration expense, compared to $3.5 million for the fiscal year ended June 30, 2012. This increase is principally attributable to an increase in our summer 2012 and 2013 work programs. The increase is also attributable to stock-based compensation costs recorded under exploration expense related to the issuance of stock options in July 2012 and December 2012 to our technical consultant, pursuant to the Company’s 2010 Equity Compensation Plan. Stock-based compensation costs included in exploration expense totaled $349,853 for the fiscal year ended June 30, 2013, as compared to $58,326 for the fiscal year ended June 30, 2012.
Stock-based Compensation Expenses. We recognized approximately $0.8 million of stock-based compensation expense for the fiscal year ended June 30, 2014, related to restricted stock granted to our officers and directors in November 2010 and December 2013, and stock option awards granted to our officers and directors in September 2011, July 2012, December 2012, June 2013, July 2013, and September 2013. For the fiscal year ended June 30, 2013, we recognized $1.1 million of stock-based compensation expense related to restricted stock granted to officers and directors in November 2010, and stock option awards granted to our officers and directors in September 2011, July 2012, December 2012, and June 2013. All issuances of restricted stock and stock options were made pursuant to the Company’s 2010 Equity Compensation Plan.
General and Administrative Expenses. General and administrative expenses for the fiscal year ended June 30, 2014, 2013 and 2012 were $1,206,506, $662,140 and $366,127, respectively. The year-over-year increases are attributable to increased community affair expenditures and increased legal, accounting and other professional service costs. The Company also began paying office rent in 2014 which contributed to the increase in general and administrative expenses.
The Company's directors and officers currently do not receive cash compensation for their work for the Company. If the Company continues its business activities, and begins paying cash compensation to employees, there could be a significant increase in our general and administrative expenses.
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

        Revolving Line of Credit Promissory Note. On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”). The Company and Contango shared common executive officers at the time. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note would bear interest at 10% per annum. On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the March 2012 equity offering. The CORE Note expired on December 31, 2012.

        Dissolution of the Company. While the Company was successful in selling shares of common stock sufficient to fund its 2013 exploration program, the Company will require additional funding to continue further exploration activities.The Company did not seek to raise additional capital in 2014, and if the Company is unable to obtain additional funding or enter into a joint venture or other strategic alternative, the Company may be required to cease operations, dissolve and wind-up the business of the Company.

On January 23, 2014, the Company entered into an engagement agreement (the “Engagement Agreement”), with Petrie Partners, LLC (“Petrie”), pursuant to which Petrie has been retained as a financial advisor to assist the Company in its evaluation of its strategic alternatives, including the possible sale of the Company. Pursuant to the Engagement Agreement, Petrie will provide a variety of financial advisory and investment banking services. We have paid Petrie a retainer fee of $100,000, and they will be entitled to a success fee equal to 2.5% of the consideration paid. In addition, if requested by the Company, upon delivery of an opinion by Petrie, the Company will pay Petrie a fairness opinion fee of $250,000, which amount will be deducted from the success fee, if payable. If the Company receives any break-up or termination fee as a result of a transaction that is subsequently terminated, Petrie shall be entitled to a fee of 33% of the break-up fee up to the amount of the success fee that would have been payable. The Company has agreed to indemnify Petrie and hold it harmless against certain liabilities. The Company is continuing to evaluate its strategic alternatives.
Off-Balance Sheet Arrangements
None

Contractual Obligations
The Tetlin Lease provides for an initial term of ten years, with an option to renew the acreage for an additional ten years, or so long as we continue conducting mining operations on the Tetlin Lease. The Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures through our 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2014, the Company has paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, which amounts are credited toward the payment of any production royalties.

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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting (as that term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2014.
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

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2014.

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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011 (2)
10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011 (2)
10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012 (8)
10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak (1)
10.6	Form of 2010 Equity Compensation Plan (1)
10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)
10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)
10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)
10.1	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)
10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (9)
10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)
10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)
10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (7)
10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014 (11)
14.1	Code of Ethics (9)
31.1	Section 302 CEO Certification †
31.2	Section 302 CFO Certification †

32.1	Section 906 CEO Certification †
32.2	Section 906 CFO Certification †
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease) (2)
99.2	Original Schedule of REE Properties (2)
99.3	Schedule of Revised TOK Claims (8)
99.4	Schedule of Bush Claims (8)
99.5	Schedule of Revised Eagle Claims (8)
99.6	Schedule of ADC 2 Claims (8)
99.7	2011 Report of Behre Dolbear & Company (USA) (5)
99.8	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (10)
101	Interactive Data Files †

†	Filed herewith

[1]	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
[2]	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
[3]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.
[4]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.
[5]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
[6]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
[7]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
[8]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
[9]	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.
[10]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.
[11]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.
/s/ BRAD JUNEAU	/s/ Leah Gaines
Brad Juneau President and Chief Executive Officer (Principal Executive Officer)	Leah Gaines Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	August 27, 2014
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	August 27, 2014
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	August 27, 2014
JOSEPH G. GREENBERG

CONTANGO ORE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango ORE, Inc.
We have audited the accompanying balance sheets of Contango ORE, Inc. (an exploration stage company) (the “Company”) as of June 30, 2014 and 2013, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2014 and for the period from Inception (October 15, 2009) to June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Contango ORE, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014 and for the period from Inception (October 15, 2009) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ UHY LLP
Houston, Texas
August 27, 2014

CONTANGO ORE, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$3,448,501	$13,027,932
Prepaid expenses	98,906	102,532
Total current assets	3,547,407	13,130,464
PROPERTY AND EQUIPMENT:
Mineral properties	1,208,886	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property and equipment, net	1,208,886	1,208,886
OTHER ASSETS:
Other	225,000	225,000
TOTAL ASSETS	$4,981,293	$14,564,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$140,133	$1,656,074
Accrued liabilities	46,500	94,287
Total current liabilities	186,633	1,750,361
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,805,539 shares issued and outstanding at June 30, 2014; 3,750,394 shares issued and outstanding at June 30, 2013	38,055	37,504
Additional paid-in capital	32,204,002	31,025,660
Accumulated deficit during exploration stage	(27,447,397)	(18,249,175)
SHAREHOLDERS’ EQUITY	4,794,660	12,813,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,981,293	$14,564,350

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2014	2013	2012	Period from Inception (October 15, 2009) to June 30, 2014
EXPENSES:
Claim rentals and minimum royalties	$179,394	$171,439	$198,797	$1,023,760
Exploration expense	6,999,624	8,065,936	3,501,884	21,716,294
Stock-based compensation expense	812,698	1,133,168	192,884	2,202,431
General and administrative expense	1,206,506	662,140	366,127	2,504,912
Total expenses	9,198,222	10,032,683	4,259,692	27,447,397

LOSS BEFORE INCOME TAXES	9,198,222	10,032,683	4,259,692	27,447,397
Benefit (provision) for income taxes	—	—	—	—
NET LOSS	$9,198,222	$10,032,683	$4,259,692	$27,447,397
LOSS PER SHARE
Basic and diluted	$2.43	$3.54	$2.35	$11.66
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,782,061	2,837,523	1,814,072	2,354,518

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2014	2013	2012	Period from Inception (October 15, 2009) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,198,222)	$(10,032,683)	$(4,259,692)	$(27,447,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,178,893	1,483,021	251,210	2,998,032
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	3,626	35,497	(59,871)	(98,906)
Increase (decrease) in accounts payable and other accrued liabilities	(1,563,728)	(51,303)	1,156,900	186,633
Net cash used in operating activities	(9,579,431)	(8,565,468)	(2,911,453)	(24,361,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Tetlin Village	(100,000)	—	—	(100,000)
Repayment of note receivable by Tetlin Village	100,000	—	—	100,000
Acquisition of other assets	—	—	(150,000)	(225,000)
Acquisition of properties	—	(200,000)	—	(1,208,886)
Net cash used in investing activities	—	(200,000)	(150,000)	(1,433,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholders’ contributions	—	—	—	6,784,272
Common stock and warrant issuance, net	—	14,028,135	8,431,618	22,459,753
Short-term borrowings	—	—	500,000	500,000
Repayment of short-term borrowings	—	—	(500,000)	(500,000)
Net cash provided by financing activities	—	14,028,135	8,431,618	29,244,025
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,579,431)	5,262,667	5,370,165	3,448,501
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,027,932	7,765,265	2,395,100	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,448,501	$13,027,932	$7,765,265	$3,448,501
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$14,917	$—

The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit Exploration Stage	Total Shareholders’ Equity
	Shares	Amount
Balance at Inception (October 15, 2009)	—	$—	$—	$—	$—
Shareholders’ contribution	1,566,467	15,665	1,817,969	—	1,833,634
Net loss for the period	—	—	—	(1,102,636)	(1,102,636)
Balance at June 30, 2010	1,566,467	$15,665	$1,817,969	$(1,102,636)	$730,998
Shareholders’ contribution	—	—	4,950,638	—	4,950,638
Stock-based compensation	—	—	84,908	—	84,908
Net loss for the period	—	—	—	(2,854,164)	(2,854,164)
Balance at June 30, 2011	1,566,467	$15,665	$6,853,515	$(3,956,800)	$2,912,380
Stock-based compensation	—	—	251,210	—	251,210
Shares vested	31,302	313	(313)	—	—
Issuance of common stock, net	882,500	8,825	8,422,793	—	8,431,618
Net loss for the period	—	—	—	(4,259,692)	(4,259,692)
Balance at June 30, 2012	2,480,269	$24,803	$15,527,205	$(8,216,492)	$7,335,516
Stock-based compensation	—	—	1,483,021	—	1,483,021
Shares vested	39,126	391	(391)	—	—
Issuance of common stock, net	1,230,999	12,310	9,931,445	—	9,943,755
Warrants	—	—	4,828,245	—	4,828,245
Cost of stock and warrant issuance	—	—	(743,865)	—	(743,865)
Net loss for the period	—	—	—	(10,032,683)	(10,032,683)
Balance at June 30, 2013	3,750,394	$37,504	$31,025,660	$(18,249,175)	$12,813,989
Stock-based compensation	—	—	1,178,893	—	1,178,893
Shares vested	55,145	551	(551)	—	—
Net loss for the period	—	—	—	(9,198,222)	(9,198,222)
Balance at June 30, 2014	3,805,539	$38,055	$32,204,002	$(27,447,397)	$4,794,660

The accompanying notes are an integral part of this financial statement.

CONTANGO ORE, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based, exploration stage company. The Company was formed on September 1, 2010 as a Delaware corporation whose primary business is to explorate in the State of Alaska for gold ore and associated minerals.
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
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX will continue to provide assistance in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). In August 2012, the Company staked an additional 31,736 acres consisting of 223 unpatented state of Alaska mining claims. In March 2013, the Company staked an additional 15,360 acres consisting of 96 unpatented state of Alaska mining claims, and in April 2013 the Company staked an additional 24,800 acres consisting of 155 unpatented State of Alaska mining claims, all in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2% production royalty under the Advisory Agreement.
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
Common Stock. The Company’s certificate of incorporation authorizes us to issue up to 30,000,000 shares of common stock, $0.01, par value. As of June 30, 2014, approximately 3.8 million shares of common stock were issued and outstanding, all of which were fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption. The Company’s equity structure for all periods prior to November 29, 2010 was retroactively adjusted to reflect the equity structure of the Company.
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
Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2014 and 2013 and has not recognized any tax provision or benefit for the applicable periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2014 or 2013. The Company files income tax returns in the United States and certain state jurisdictions. The Company’s tax returns through fiscal year 2014 remain open for examination by taxing authorities in the respective jurisdictions where those returns are filed.
Recently Issued Accounting Pronouncements. In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of the provisions of this pronouncement, and assessing the impact if any, it may have on its financial position and results of operations.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013. The Company plans to implement any changes required by the new COSO framework during the year ended June 30, 2015. Currently, the Company is evaluating the provisions of the revised framework and continues to assess the impact, if any, it may have on its internal control structure.

4. Costs Incurred
Costs to acquire and explore the properties were as follows:

	Year Ended June 30,
	2014	2013	2012	Period from Inception (October 15, 2009 to June 30, 2014)
Acquisition of mineral interests	$—	$200,000	$—	$1,208,886
Exploration costs and claim rentals	7,179,018	8,237,375	3,700,681	22,740,054
Total costs incurred	$7,179,018	$8,437,375	$3,700,681	$23,948,940

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

5. Prepaid Expenses
The Company’s prepaid expenses of $98,906 and $102,532 as of June 30, 2014 and 2013, respectively, relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"). As of June 2014, the Company had prepaid the $75,000 advance minimum royalty due to the Tetlin Village Council on July 15, 2014, and prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015, as further explained in Note 11 - Commitments and Contingencies.
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
7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Year Ended June 30, 2014
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$9,198,222	3,782,061	$2.43

	Year Ended June 30, 2013
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$10,032,683	2,837,523	$3.54

	Year Ended June 30, 2012
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$4,259,692	1,814,072	$2.35

	Period from Inception (October 15, 2009) to June 30, 2014
	Loss	Weighted Average Shares	Per Share
Basic Loss per Share:
Net loss attributable to common stock	$27,447,397	2,354,518	$11.66

Options and warrants to purchase 1,675,999, 1,635,166, and 50,000 shares of common stock were outstanding as of June 30, 2014, 2013, and 2012 respectively. These options and warrants were not included in the computation of diluted earnings per share for the applicable fiscal year and for the period from inception to June 30, 2014, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of June 30, 2014, we had 3,805,539 shares of common stock outstanding. We also had an additional 63,333 shares of unvested restricted stock and 1,675,999 options and warrants to purchase shares of common stock outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest over the next two years.
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

9. Line of Credit

On November 10, 2011, the Company entered into a $1.0 million Revolving Line of Credit Promissory Note with Contango (the “CORE Note”) which expired on December 31, 2012. The Company and Contango shared common executive officers at that time. The CORE Note contained covenants limiting our ability to enter into additional indebtedness and prohibiting liens on any of our assets or properties. Borrowings under the CORE Note bore interest at 10% per annum. On March 30, 2012, the Company repaid the $500,000 it had borrowed under the CORE Note, plus accrued interest of $14,917 from the proceeds of the March 2012 equity offering.
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

        The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3—“Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatities are based on the historical weekly volatility of our stock with a look back period of one year. The expected dividend yield is zero as we have never declared and to do not anticipate declaring dividends on our common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The total fair value of stock options vested in fiscal year 2014, 2013, and 2012 was approximately $622,000, $1.0 million, and $56,000, respectively. As of June 30, 2014, the total unrecognized compensation cost related to nonvested stock options was $173,686. As of June 30, 2014 the stock options had a weighted average remaining life of 3.4 years.

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2014, 2013 and 2012, and changes during the fiscal years then ended, is presented in the table below.

	Year Ended June 30,
	2014		2013		2012
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	404,167	$10.49	50,000	$13.13	—	$—
Granted	57,500	$10.01	387,500	$10.19	50,000	$13.13
Exercised	—	$—	—	$—	—	$—
Forfeited	(16,667)	$11.00	(33,333)	$11.00	—	$—
Cancelled	—	$—	—	$—	—	$—
Outstanding, end of year	445,000	$10.41	404,167	$10.49	50,000	$13.13
Aggregate intrinsic value	$262,175		$—		$2,450

Exercisable, end of year	353,333	$10.52	234,165	$10.77	16,667	$13.13
Aggregate intrinsic value	$197,191		$—		$817

Available for grant, end of year	366,094		501,927		856,094
Weighted average fair value of
options granted during the year (1)	$3.92		$5.09		$3.38
_______________
(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2014, 2013 and 2012, respectively: (i) risk-free interest rate of 0.51 percent, 0.44 percent, and 0.42 percent; (ii) expected lives of 2.63, 2.63, and 3.0 years; (iii) expected volatility of 64.3 percent, 90.1 percent, and 40.0 percent; and (iv) expected dividend yield of zero percent.

The following table summarizes information regarding stock options granted under our 2010 Plan that were outstanding at June 30, 2014:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of	Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
	Under	Remaining	Average	Under	Remaining	Average
	Outstanding	Contractual	Exercise	Outstanding	Contractual	Exercise
Range of Exercise Price	Options	Life	Price	Options	Life	Price
$10.00 - $10.99	370,000	3.5	$10.00	278,333	3.6	$10.00
$11.00 - $11.99	25,000	3.0	$11.00	25,000	3.0	$11.00
$12.00 - $12.99	35,000	2.2	$12.75	35,000	2.2	$12.75
$14.00 - $14.99	15,000	2.2	$14.03	15,000	2.2	$14.03
	445,000	3.4	$10.41	353,333	3.3	$10.52

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant, the owner of Avalon . All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. A summary of the Company’s restricted stock as of
June 30, 2014 and the change during the year then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2012	62,604	$4.65
Granted	—	$—
Vested	(39,126)	$4.65
Forfeited	—	$—
Nonvested balance at June 30, 2013	23,478	$4.65
Granted	95,000	$10.00
Vested	(55,145)	$7.72
Forfeited	—	$—
Nonvested balance at June 30, 2014	63,333	$10.00
As of June 30, 2014, the total compensation cost related to nonvested restricted share awards not yet recognized was $450,703. The remaining costs are expected to be recognized over the next eighteen months.

Stock-based compensation expense for the periods reflected was as follows:

	Year Ended June 30,
	2014	2013	2012	Period from Inception (October 15, 2009 to June 30, 2014)
Stock-based compensation included in:
Exploration expenses (1)	$366,195	$349,853	$58,326	$795,601
Stock-based compensation expense (2)	812,698	1,133,168	192,884	2,202,431
Total stock-based compensation expense	$1,178,893	$1,483,021	$251,210	$2,998,032

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
12. Income Taxes

	Year Ended June 30,
	2014	2013	2012	Period from Inception (October 15, 2009 to June 30, 2014)
Benefit at statutory tax rate	$(3,219,378)	$(3,511,439)	$(1,490,892)	$(9,606,589)
State tax benefit	(547,814)	(1,112,760)	—	(1,660,574)
Permanent differences	46,876	39,823	—	146,821
Provision to return adjustment	29,544	(82,070)	—	(52,526)
Valuation allowance	3,690,772	4,666,446	1,490,892	11,172,868
Income tax provision	$—	$—	$—	$—

The benefit for income taxes for the periods indicated below are comprised of the following:

Year Ended June 30,
	2014	2013	2012	Period from Inception (October 15, 2009 to June 30, 2014)
Current:
Federal	$—	$—	$—	$—
State	$—	$—	$—	$—
Deferred:
Federal	$—	$—	$—	$—
State	$—	$—	$—	$—
The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2014	2013
Deferred tax asset:
Capitalized exploration expenses	$7,972,994	$5,543,632
State deferred tax assets	1,660,574	1,112,760
Stock option expenses	389,708	361,230
Net operating losses	1,149,592	464,475
Valuation allowance	(11,172,868)	(7,482,097)
Net deferred tax assets	$—	$—

During fiscal year 2014, we had a change in our valuation allowance of approximately $3.7 million. At June 30, 2014, we have a U.S. federal tax loss carry-forwards of approximately $3.3 million. These net operating loss carry-forwards will begin expiring in 2031.

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

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $11,000 per quarter.

14. Subsequent Events
        In August 2014, the Company decided to abandon its 3,440 acres of Federal claims at Stone Rock and Salmon Bay, effective September 1, 2014. Abandoning these claims will reduce our annual rental commitment by approximately $24,080 per year.

CONTANGO ORE, INC.
QUARTERLY RESULTS OF OPERATIONS (Unaudited)
Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended June 30, 2014, 2013 and 2012:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
Fiscal Year 2014:
Net loss	$6,178,953	$1,613,508	$679,524	$726,237
Basic and diluted loss per share	$1.65	$0.43	$0.18	$0.19
Fiscal Year 2013:
Net loss	$4,236,756	$1,161,451	$501,033	$4,133,443
Basic and diluted loss per share	$1.71	$0.46	$0.19	$1.1
Fiscal Year 2012:
Net loss	$1,650,170	$492,480	$243,079	$1,873,963
Basic and diluted loss per share	$1.05	$0.31	$0.15	$0.76