Form 10-K/A
period 2014-06-30
Contango ORE, Inc.
filed 2014-10-29
CIK 1502377

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

As of October 28, 2014, 3,805,539 shares of common stock of the registrant were outstanding.

EXPLANATORY NOTE

Contango ORE, Inc. (the “Company”, “we”, “our”, “us”) is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Original Filing”) We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2014.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

CONTANGO ORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

i

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR DIRECTORS

Our Board currently consists of three directors.  The names of our directors, their ages as of the date of this filing and their positions with the Company are set forth below, followed by certain other information about them:

			Director
Name	Age	Position	Since
Brad Juneau	54	Chairman, President and	2012
		Chief Executive Officer
Joseph S. Compofelice	65	Director	2010
Joseph G. Greenberg	53	Director	2010

Brad Juneau.  Mr. Juneau is co-founder of the Company and was appointed President, Chief Executive Officer and a director of the Company in August 2012 after the Company’s co-founder, Mr. Kenneth R. Peak, received a medical leave of absence.  In April 2013, Mr. Juneau was elected Chairman.  Mr. Juneau is the sole manager of the general partner of Juneau Exploration, L.P. (“JEX”), a company involved in the exploration and development of natural gas and oil prospects.  JEX has entered into a number of agreements and arrangements with the Company which are described under "Certain Relationships and Related Transactions". Prior to forming JEX, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University.  Mr. Juneau previously served as a director of Contango Oil & Gas Company from April 2012 to March 2014.

Joseph S. Compofelice.  Mr. Compofelice has been a director of the Company since its inception.  Mr. Compofelice has served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service since January 2004.  Mr. Compofelice served as Chairman of the Board of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010.  Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000 he was Chairman and CEO of CompX International Inc., a provider of components to the office furniture, computer and transportation industries.  From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp.  Mr. Compofelice received his Bachelor of Science degree at California State University at Los Angeles and his Masters of Business Administration at Pepperdine University.

Joseph G. Greenberg.  Mr. Greenberg has been a director of the Company since its inception.  Mr. Greenberg is founder and President of Alta Resources, L.L.C., an oil and natural gas exploration company.  Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company.  Mr. Greenberg received a Bachelor of Science degree in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over twenty-five years of diversified experience in domestic oil and gas exploration.

OUR EXECUTIVE OFFICERS

The following sets forth the names, ages and positions of our executive officers together with certain biographical information as of the date of this filing:

Name	Age	Position
Brad Juneau	54	Chairman, President and Chief Executive Officer
Leah Gaines(1)	38	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary

(1)
Ms. Gaines was appointed Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary on October 1, 2013, upon the resignation of Mr. Sergio Castro, our former Vice President, Chief Financial Officer, Treasurer and Secretary, and Ms. Yaroslava Makalskaya, our former Vice President, Chief Accounting Officer and Controller.

Brad Juneau.  Mr. Juneau is co-founder of the Company and was appointed President, Chief Executive Officer and a director of the Company in August 2012 after the Company’s co-founder, Mr. Kenneth R. Peak, received a medical leave of absence.  In April 2013, Mr. Juneau was elected Chairman.  Mr. Juneau is the sole manager of the general partner of JEX.  JEX has entered into a number of agreements and arrangements with the Company which are described under "Certain Relationships and Related Transactions". Prior to forming JEX, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University.  Mr. Juneau previously served as a director of Contango Oil & Gas Company from April 2012 to March 2014.

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

Our executive officers are elected annually by the Board and serve until their successors are duly elected and qualified or until their earlier resignation or removal.  All executive officers of the Company are United States citizens.  There are no family relationships between any of our directors or executive officers.

CORPORATE GOVERNANCE

We believe that good corporate governance is important to assure that the Company is managed for the long term benefit of its stockholders.  The Board and management of the Company are committed to good business practices, transparency in financial reporting and the highest level of corporate governance and ethics.  The Board has specifically reviewed the provisions of the Sarbanes-Oxley Act of 2002, the rules of the Securities and Exchange Commission (“SEC”) and applicable listing standards and rules to maintain its standards of good corporate governance.

The Board has reaffirmed existing policies and initiated actions adopting policies consistent with new rules and listing standards.  In particular, we have:

•	Established an Audit Committee consisting solely of independent directors.

•	Adopted a formal Audit Committee Charter in September 2010, a copy of which is available on the Company’s website at www.contangoore.com.

•	Empowered the Audit Committee to engage independent auditors.

•	Provided the Audit Committee with access to independent auditors and legal counsel.

•
Adopted a Code of Ethics that satisfies the definition of “code of ethics” under the rules and regulations of the SEC, a copy of which is available on the Company’s website.  The Code of Ethics applies to all of the Company’s employees, including its principal executive officer, principal financial officer, and principal accounting officer.

•	Adopted a formal whistleblower protection policy.

•	Adopted a formal process for stockholders to communicate with the independent directors.

•	Adopted a formal Nominating Committee Charter in September 2010, a copy of which is available on the Company’s website at www.contangoore.com.

•	Prohibited personal loans to officers and directors.

•	Taken appropriate Board and management action to achieve timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002 regarding controls and procedures over financial reporting.

•	Adopted a formal Compensation Committee Charter in September 2010, a copy of which is available on the Company's website at www.contangoore.com.

Independence. After reviewing the qualifications of our current directors and nominees, and any relationships they may have with the Company that might affect their independence, the Board has determined that each director and nominee, other than Mr. Juneau, is “independent” as that concept is defined by applicable listing standards.  Mr. Juneau is an executive officer of the Company and, therefore, the Board has concluded that Mr. Juneau is not an independent director.

Corporate Authority & Responsibility. All corporate authority resides in the Board, as the representative of the stockholders.  Authority is delegated to management by the Board in order to implement the Company’s mission pursuant to Delaware law and our bylaws.  Such delegated authority includes the authorization of spending limits and the authority to hire employees and terminate their services.  The independent members of the Board retain responsibility for selection, evaluation and the determination of compensation of the chief executive officer of the Company, oversight of the succession plan, approval of the annual budget, assurance of adequate systems, procedures and controls, and all matters of corporate governance.  Members of the Board of Directors are kept informed of the Company’s business through discussions with Mr. Juneau and with key members of senior management, by reviewing materials provided to them and by participating in Board and committee meetings.  Each Board member other than Mr. Juneau is independent.  Additionally, the Board provides advice and counsel to senior management.

Board Size. We believe smaller to mid-size boards are more cohesive, work better together and tend to be more effective monitors than larger boards.  Our Bylaws currently provide for at least three and not more than seven directors.

Annual Election of Directors. In order to create greater alignment between the Board’s and our stockholders’ interests and to promote greater accountability to the stockholders, directors are elected annually.

Meetings. Our Board has meetings as necessary.  During the fiscal year ended June 30, 2014, the Board held six meetings.  During the fiscal year ended June 30, 2014, the Board passed resolutions by unanimous written consent on one occasion.  All of our Board members attended 100% of all Board and applicable committee meetings.  We encourage our Board to attend our annual meeting of stockholders.

Committee Structure. It is the general policy of the Company that the Board as a whole will consider all major decisions.  The committee structure of the Board includes the Audit Committee, the Compensation Committee, and the Nominating Committee.  The Board may form other committees as it determines appropriate.  A copy of the charter for each committee is available to any stockholder who requests a copy by delivering written notice to Contango ORE, Inc., 3700 Buffalo Speedway, Suite 925, Houston, Texas 77098.

Audit Committee. The Audit Committee was established by the Board for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company.  The Audit Committee recommends the appointment of independent public accountants to conduct audits of our financial statements, reviews with the accountants our quarterly and annual financial statements and the plan and results of the auditing engagement, approves other professional services provided by the accountants and evaluates the independence of the accountants.  The Audit Committee also reviews the scope and adequacy of our system of internal controls and procedures over financial reporting and oversees compliance with our Code of Ethics.  Members of the Audit Committee are Messrs. Compofelice (Committee Chairman) and Greenberg.  Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards and the applicable rules of the SEC.  The Audit Committee met formally four times during the fiscal year ended June 30, 2014.  The Board has determined that Mr. Compofelice is an “audit committee financial expert” as defined by the rules of the SEC.

Compensation Committee.  The Compensation Committee was created by the Board for the purpose of administering the Equity Plan and the compensation for the Chief Executive Officer.  Additionally, the Compensation Committee determines which executive officers and other employees may receive stock options, stock units, stock awards, stock appreciative rights and other stock based awards and the amounts of such stock based awards.  Members of the Compensation Committee are Messrs. Compofelice (Committee Chairman) and Greenberg.  Each member of the Compensation Committee is an “outside director” as defined under section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and is “independent” as defined in the applicable rules of the SEC.  The Compensation Committee met formally two times during the fiscal year ended June 30, 2014.

Nominating Committee.  The Nominating Committee was created by the Board for the purpose of overseeing the identification, evaluation and selection of qualified candidates for appointment or election to the Board.  The Nominating Committee identifies individuals qualified to become Board members and recommends to the Board nominees for election as directors of the Company, taking into account that the Board as a whole shall have competency in industry knowledge, accounting and finance, and business judgment.  While the Company does not have a formal diversity policy, the Nominating Committee seeks members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise and with a reputation for integrity.  Directors should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated, and be selected based upon contributions that they can make to the Company.  The Nominating Committee shall give the same consideration to candidates for director nominees recommended by Company stockholders as those candidates recommended by others.  Members of the Nominating Committee are Messrs. Greenberg (Committee Chairman) and Compofelice.  Each member of the Nominating Committee is independent as independence for nominating committee members is defined in the applicable listing standards and the applicable rules of the SEC.  The Nominating Committee met formally once during the fiscal year ended June 30, 2014.

Board Leadership Structure.  The Board of Directors has elected Mr. Juneau as both Chairman and Chief Executive Officer for a number of reasons. Mr. Juneau is a co-founder of the Company and, through JEX, initially leased the Tetlin Property from the Village of Tetlin and continues to recommend additional properties for the Company to acquire.  Furthermore, we believe that the advantages of having a single Chief Executive Officer and Chairman with extensive knowledge of our Company outweigh potential disadvantages.  The Board has chosen the combined CEO and Chairman role because it provides an effective balance between management of the Company and non-employee director participation in our Board process and because of Mr. Juneau’s knowledge of and experience in our operations.

Risk Oversight.  We administer our risk oversight function through our Audit Committee and our Compensation Committee as well as through our Board as a whole.  Our Audit Committee is empowered to appoint and oversee our independent registered public accounting firm, monitor the integrity of our financial reporting processes and systems of internal controls and provide an avenue of communication among our independent auditors, management, our internal auditing department and our Board.  Our Compensation Committee is responsible for overseeing the management of risks related to our compensation arrangements.

Item 11.   EXECUTIVE COMPENSATION

Director Compensation Table.  The following table sets forth the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2014:

				All
	Fees earned	Stock	Option	Other
	or paid	Awards	Awards	Compensation
Name	in cash ($)	($) (2)	($) (3)	($) (4)	Total ($)

Joseph S. Compofelice	-	86,416	63,598	-	150,014

Joseph G. Greenberg	-	86,416	63,598	-	150,014

(1)           Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, is not included in this table as he is an employee of the Company and the compensation Mr. Juneau received as an employee of the Company is shown in the Summary Compensation Table.  In addition, JEX retained certain overriding royalty rights in the properties of the Company acquired prior to September 29, 2014 as described below in "Certain Relationships and Related Transactions, and Director Independence".

(2)           The amounts shown represent expense recognized in the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“2014 Consolidated Financial Statements”) related to restricted stock awards granted to non-employee directors, excluding any assumptions for future forfeitures.  There were no actual forfeitures of non-employee director restricted stock awards in fiscal year 2013. These restricted stock awards were granted in November 2010 and December 2013.  Of the restricted stock awards granted in November 2010, one-third of the shares granted vested in November 2011, the one-year anniversary of the date the shares were granted; one-third vested in November 2012 and one-third vested in November 2013.  Of the restricted stock awards granted in December 2013, one-third of the shares granted vested on the date the shares were granted; one-third will vest in December 2014 and one-third will vest in December 2015.

(3)           The amounts shown represent expense recognized in the 2014 Consolidated Financial Statements related to stock option awards granted to non-employee directors during the fiscal years ended June 30, 2013 and 2012.  No option awards were granted to non-employee directors during fiscal year 2014.  The option awards vest earlier than the scheduled vesting term upon a change in control of the Company.

(4)           The Company did not pay a cash salary, have non-equity incentive plan compensation, have any type of deferred compensation program, or pay any other form of compensation to its non-employee directors in fiscal year 2014.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section of the annual report on Form 10-K describes and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to our named executive officers.

Overview of 2014 fiscal year Performance and Compensation. We are engaged in the exploration in the State of Alaska for gold ore and associated minerals.  During the fiscal year ended June 30, 2014, the Company completed the analysis of its 2013 exploration program that included drilling 14,349 meters in 69 core holes in the Peak zone and in our greater Chief Danny prospect.  We also conducted baseline water quality sampling, cultural resource assessments, wetlands mapping, acid rock drainage tests and preliminary metallurgical tests.  The Company also initiated a strategic review of its business which has resulted in the execution of a Master Agreement with Royal Gold, Inc. and the transactions contemplated therein, as described in the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2014.

Philosophy. The Company is an exploration stage organization without any source of revenue.  It currently has two part-time employees.  The Company will not pay any salaries or other benefits to its executive employees for the foreseeable future and until such time as the business of the Company may require cash compensation.  The Company has implemented an equity compensation program for its executive officers that will provide an incentive for such officers to achieve the Company’s business objectives.

Objectives.  We compete with a variety of companies and organizations to hire and retain individual talent.  As a result, the primary goal of our compensation program is to help us attract, motivate and retain the best people possible.  We implement this philosophy by:

•	encouraging, recognizing and rewarding outstanding performance;
•	recognizing and rewarding individuals for their experience, expertise, level of responsibility, leadership, individual accomplishment and other contributions to us; and
•	recognizing and rewarding individuals for work that helps increase our value.

We use executive compensation to align our executive officers’ goals with our mission, business strategy, values and culture.

Market Compensation Data.  The Company has selected a list of five peer companies (the “Peer Group”), all of which are very small companies in the mining industry.  These companies share relevant business risk and financial factors such as revenue, market capital, net income, and total assets.  Companies similar in size but in unrelated industries are not included because the Company typically does not hire executives from such companies, nor would the Company be likely to lose executives to such companies:

•	Kaminak Gold Corp.
•	ATAC Resources Ltd.
•	Pilot Gold Inc.
•	Corvus Gold
•	Freegold Ventures

Components of Senior Executive Compensation.  The primary element of annual compensation for senior executives is the granting of equity awards in the form of restricted stock and stock options.  Compensation for each senior executive is designed to align the executive’s incentives with the long-term interests of the Company’s stockholders.  The Company only has two current part-time employees and as a result, our executives are required to manage a number of different responsibilities and projects.  The Company predominantly grants equity awards to create incentives for future performance.  Executives receive equity awards to align their interests with our stockholders’ interests and for working toward the long-term success of the Company.

Equity Awards. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options.  Award size and frequency are based on each executive’s demonstrated level of performance and Company performance over time.  All awards shall be made by the Compensation Committee.  The Compensation Committee reviews award levels from time to time but at least annually.  In making individual awards, the Compensation Committee considers industry practices, the performance of each executive, the performance of the Company, the value of the executive’s previous awards and the Company’s views on executive retention and succession.  In September 2013, Mr. Sergio Castro, our former Vice President, Chief Financial Officer, Treasurer and Secretary and Ms. Yaroslava Makalskaya, our former Vice President, Controller and Chief Accounting Officer were each granted stock options to acquire 15,000 shares of Common Stock, respectively.  These options have an exercise price of $10.01 and vested immediately upon grant.  In September 2013, Ms. Gaines was also granted stock options to acquire 15,000 shares of Common Stock with an exercise price of $10.01.  Ms. Gaines options vest over two years, beginning with one-third vesting on the date of grant.  In December 2013, the Company granted Mr. Juneau 35,000 shares of restricted Common Stock, which vest over two years, beginning with one third vesting on the date of grant.

As of October 28, 2104, the Company had 5,481,538 fully diluted shares.

Equity Award Mechanics. On September 15, 2010, the Board adopted the Equity Plan.  Awards typically fall into two categories: annual awards and new hire and promotion awards.  New hire and promotion awards are made on the date of hire or promotion, and annual awards are made in June.  From time to time the Board of Directors may make grants at other times in connection with employee retention.

All stock option awards have a per share exercise price equal to the closing price of our Common Stock on the grant date. Stock option awards and restricted stock awards vest upon the passage of time. The Board of Directors has not granted, nor does it intend in the future to grant, equity awards in anticipation of the release of material nonpublic information.  Similarly, the Company has not timed, nor does it intend in the future to time, the release of material nonpublic information based upon equity award grant dates.

Deferred Compensation and Retirement Plans.  The Company does not have a deferred compensation program, pension benefits, a retirement plan, or any sort of post retirement healthcare plan.

Perquisites and Other Benefits. The Company does not have any perquisites or employee benefit plans, such as medical, dental, group life and disability insurance.

Regulatory Considerations.  It is the Company’s policy to make reasonable efforts to cause executive compensation to be eligible for deductibility under Section 162(m) of the Code.  Under Section 162(m), the federal income tax deductibility of compensation paid to the Company’s Chief Executive Officer and to each of its four other most highly compensated executive officers may be limited to the extent that such compensation exceeds $1.0 million in any one year.  Under Section 162(m), the Company may deduct compensation in excess of $1.0 million if it qualifies as “performance-based compensation”, as defined in Section 162(m).  While the Company does not design its compensation programs for tax purposes, in general, the Incentive Plan and the 2009 Plan are designed to allow awards and grants to be eligible for deductibility under Section 162(m).

Employment and Severance Agreements. We have no employment or severance agreement with any executive officer.

Compensation Risk Management. The Compensation Committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not.  None of our officers has received cash compensation since the founding of the Company.  The Compensation Committee believes that our equity-based awards program appropriately balances risk and the desire to focus executives on specific goals important to the Company’s success, and that they do not encourage unnecessary or excessive risk taking.  In addition, the Compensation Committee believes that our current equity-based awards program provides an appropriate balance between the goals of increasing the price of our Common Stock and avoiding risks that could threaten our growth and stability.

Other Compensation Arrangements.  Mr. Juneau was appointed the President and Chief Executive Officer of the Company in August 2012 and in April 2013, Mr. Juneau was elected Chairman.  Mr. Juneau is the sole manager of the general partner of JEX which has entered into a number of agreements and arrangements with the Company. These agreements and arrangements are described under "Certain Relationships and Related Transactions" and have been approved by the Audit Committee of the Company. Mr. Juneau is not directly compensated by the Company for serving as Chairman, President and Chief Executive Officer.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth certain information concerning compensation of the principal executive officer (“PEO”), the principal financial officer (“PFO”), and up to two of the most highly compensated executive officers (other than the PEO and PFO) who earned at least $100,000 for the fiscal years ended June 30, 2014, 2013 and 2012 (collectively, the “Named Executive Officers”).

			Restricted		All Other
			Stock	Option	Compen-
	Fiscal	Salary	Awards	Awards	sation	Total
Name and Principal Position(s)	Year	($) (2)	($) (3)	($) (3)	($) (2)	($)
Brad Juneau (1)	2014	-	183,955	128,000	-	311,955
Chairman, President and	2013	-	200,767	-	-	200,767
Chief Executive Officer

Leah Gaines	2014	-	-	37,802	-	37,802
Vice President, Chief Financial	2013	-	-	-	-	-
Officer, Treasurer and Secretary	2012	-	-	-	-	-

Sergio Castro (4)	2014	-	7,581	59,100	-	66,681
Former Vice President, Chief Financial	2013	-	18,194	142,322	-	160,516
Officer, Treasurer and Secretary	2012	-	18,194	16,453	-	34,647

Yaroslava Makalskaya (4)	2014	-	7,581	59,100	-	66,681
Former Vice President, Chief	2013	-	18,194	142,322	-	160,516
Accounting Officer, and Controller	2012	-	18,194	16,453	-	34,647

Kenneth R. Peak (5)	2014	-	-	-	-	-
Former Chairman and Chief	2013	-	51,552	276,308	-	327,860
Executive Officer	2012	-	36,389	28,875	-	65,264

(1)	Mr. Juneau was appointed President and Chief Executive Officer and director of the Company in August 2012.

(2)
The Company did not pay a cash salary, have non-equity incentive plan compensation, have a deferred compensation program, or pay any other form of compensation to its Named Executive Officers in fiscal years 2014, 2013 or 2012.

(3)
These amounts do not reflect compensation actually received by the Named Executive Officer. The amounts shown represent expense recognized in the 2014, 2013 and 2012 Consolidated Financial Statements that relate to restricted stock and stock option awards, excluding any assumption for future forfeitures.  The assumptions used to calculate the expense amounts shown for restricted stock and stock options granted are set forth in Note 10 to the 2014 Consolidated Financial Statements.

(4)	As of October 1, 2013, Mr. Castro and Ms. Makalskaya are no longer executive officers of the Company.

(5)	Mr. Peak received a medical leave of absence from the Company beginning August 2012 and passed away in April 2013.

The Summary Compensation Table should be read in conjunction with the preceding “Compensation Discussion and Analysis,” which provides detailed information regarding our compensation philosophy and objectives.

Grants of Plan-Based Awards Table

	Number	Option Awards
Name	Granted	Month Granted	Exercise Price
Brad Juneau	75,000	December 2012	$10.00
Sergio Castro	15,000	September 2013	$10.01
Yaroslava Makalskaya	15,000	September 2013	$10.01
Leah Gaines	15,000	September 2013	$10.01

Potential Payments Upon Termination or a Change in Control

In December 2013 the Company amended its Incentive Stock Option Agreements with its executives and non-employee directors to include automatic vesting of stock options upon a Change of Control (as defined in the Equity Plan) of the Company.  These terms are intended to encourage the executives and directors to remain with the Company through a strategic transaction while reducing employee uncertainty and distraction in the period leading up to any such event.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding equity awards for each Named Executive Officer as of June 30, 2014:

Stock Awards (1)
Equity incentive
			Equity incentive	plan awards:
			plan awards:	Market or payout
	Stock Awards		Number of	value of unearned
	Number of shares	Market value of	unearned shares,	shares, units or
	or units of stock	shares or units	units or other	other rights that
	that have not	of stock that have	rights that have	have not vested
Name	vested (#)	not vested ($)	not vested (#)	($)

Brad Juneau	23,333	256,663	—	—

Leah Gaines	—	—	—	—

Sergio Castro (2)	—	—	—	—

Yaroslava Makalskaya (2)	—	—	—	—

(1)
Represents restricted stock granted in December 2013. The restricted stock vest in three equal parts starting in December 2013, and fully vest in December 2015.  The values contained in the third column were calculated by multiplying the number of shares by $11, which was the closing price of the Company's common stock on the last trading day of the fiscal year ended June 30, 2014.

(2)	As of October 1, 2013, Mr. Castro and Ms. Makalskaya are no longer executive officers of the Company.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exerciseable	Unexerciseable	Price ($)	Date

Brad Juneau	50,000	25,000	$10.00	12/07/17	(3)

Leah Gaines	5,000	10,000	$10.01	09/25/18	(5)

Sergio Castro (6)	7,500	-	$12.75	09/15/16	(1)
	15,000	-	$10.00	07/03/17	(2)
	15,000	-	$10.00	06/28/18	(4)
	15,000	-	$10.01	09/25/18	(5)

Yaroslava Makalskaya (6)	7,500	-	$12.75	09/15/16	(1)
	15,000	-	$10.00	07/03/17	(2)
	15,000	-	$10.00	06/28/18	(4)
	15,000	-	$10.01	09/25/18	(5)

(1)	Represents stock option awards granted on September 15, 2011. These stock options vest over two years beginning on September 15, 2011, the date of the grant.

(2)	Represents stock option awards granted on July 3, 2012. These stock options vest over two years beginning on July 3, 2012, the date of the grant.

(3)	Represents stock option awards granted on December 7, 2012. These stock options vest over two years beginning on December 7, 2012, the date of the grant.

(4)	Represents stock option awards granted on June 28, 2013. These stock options vested immediately on June 28, 2013, the date of the grant.

(5)
Represents stock option awards granted in September 25, 2013. The stock options granted to Ms. Gaines vest over two years beginning on September 25, 2013, the date of the grant.  The stock options granted to Mr. Castro and Ms. Makalskaya vested immediately on September 25, 2013, the date of the grant.

(6)
As of October 1, 2013, Mr. Castro and Ms. Makalskaya are no longer executive officers of the Company. On June 28, 2013 the Compensation Committee elected to immediately vest all of the stock option awards of Mr. Castro and Ms. Makalskaya.

Option Exercises, Sales and Stock Vested

The following table sets forth certain information concerning vesting of restricted stock for each Named Executive Officer during the fiscal year ended June 30, 2014:

	Number of Shares	Value
	Acquired on	Realized on
Name	Vesting (#)	Vesting ($)(1)

Brad Juneau(2)	11,667	116,670

Leah Gaines	—	—

Sergio Castro (3)	3,913	41,087

Yaroslava Makalskaya (3)	3,913	41,087

(1)	The value realized on vesting is the closing market price of the Common Stock on the date of vesting, multiplied by the number of shares vested.

(2)	The closing market price on the date of vesting was $11.00 for restricted stock granted to Mr. Juneau.

(3)
The closing market price on the date of vesting $10.50 for restricted stock granted to Mr. Castro and Ms. Makalskaya.  As of October 1, 2013, Mr. Castro and Ms. Makalskaya are no longer executive officers of the Company.

Equity Compensation Plans and Other Compensation Arrangements

The following table provides information as of June 30, 2014 regarding our Common Stock that may be issued upon the exercise of stock options and warrants.

Number of securities
remaining available
for future
	Number of securities		issuance under
	to	Weighted-	equity compensation
	be issued upon	average	plans
	exercise	exercise price of	(excluding securities
	of outstanding	outstanding	reflected in column
Plan Category	options	options	(b))

2010 Equity Compensation
Plan - approved by
security holders	445,000	$10.41	366,094

Equity compensation plans
not approved by
security holders	—	—	—

Under the 2010 Equity Compensation Plan, the Compensation Committee can grant stock options, restricted stock awards stock appreciation rights or other stock-based awards to employees, consultants or non-employee directors of the Company.  Pursuant to the terms of the Equity Plan, 1,000,000 shares of unissued Common Stock are authorized and reserved for issue under nonqualified stock options, incentive stock options and restricted stock grants.  The maximum aggregate number of shares of Common Stock of the Company with respect to which all grants may be made to any individual is 100,000 shares during any calendar year.

Options may be granted to employees, consultants and non-employee directors.  Incentive stock options may be granted only to employees of the Company or its subsidiaries.  Non-qualified stock options may be granted to employees, consultants or non-employee directors.  The Compensation Committee shall determine the term of options granted to participants under the Plan but in any event all options must be exercised no later than the ten years from the issue date.  All options may only be exercised while a participant is employed as an employee or providing services as a consultant or non-employee director.  Restricted stock may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the Compensation Committee and specified in the award agreement granting the restricted stock.

In making the decision to make additional grants and/or awards, the Compensation Committee would consider factors such as the size of previous grants/awards and the number of stock options and shares of stock already held and the degree to which increasing that ownership stake would provide the additional incentives for future performance, the likelihood that the grants/awards would encourage the executive officer to remain with the Company and the value of the executive’s service to the Company.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K.

The Independent Directors of the Board of Directors

Joseph S. Compofelice
Joseph G. Greenberg

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables show the ownership of our Common Stock as of October 28, 2014 by (i) each person known by us to beneficially own 5% or more of our outstanding shares of Common Stock, (ii) each of our non-employee nominee directors, (iii) our executive officers, and (iv) our executive officers and nominee directors taken together as a group.  Unless otherwise indicated, each person named in the following table has the sole power to vote and dispose of the shares listed next to such person’s name.

Our 5% Stockholders

To the Company’s knowledge, the following stockholders beneficially owned more than 5% of our outstanding shares of Common Stock, as set forth below, as of October 28, 2014:

		Amount of Beneficial		Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)		Class

Common Stock	Estate of Kenneth R. Peak (3)	863,116		15.76%
Common Stock	Raging Capital Management, LLC Raging Capital Master Fund, Ltd. William C. Martin	355,550	(4)	6.49%
Common Stock	Donald and Amy Gillen Kinderock Resources Ltd. General Resources Inc. (5)	300,000		5.48%

Directors and Executive Officers

		Amount of Beneficial	Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Directors Who Are Not Employees
Common Stock	Joseph S. Compofelice (6)	62,932	*
Common Stock	Joseph G. Greenberg (6)	56,738	*

Executive Officers
Common Stock	Brad Juneau (7)	256,033	4.68%
Common Stock	Leah Gaines (8)	10,000	*

Directors and Officers Combined
Common Stock	All current directors and executive officers
	as a group (4 persons)	385,703	7.01%

*      Less than 1%.

(1)	Unless otherwise noted, the address of the members of the Board and our executive officers is 3700 Buffalo Speedway, Suite 925, Houston, Texas 77098.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 28, 2014 are deemed outstanding.  Applicable percentages are based on 5,476,538 shares outstanding on October 28, 2014, adjusted as required by the rules. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(3)	Based upon information contained in its Form 4 filing, the address of the Estate of Kenneth R. Peak is 200 Pheasant Run Place, Findlay OH 45840.

(4)
Based on information contained in its Schedule 13G filing, the securities shown as beneficially owned by Raging Capital Management, LLC are directly owned by Raging Capital Master Fund, Ltd., a Cayman Islands exempted company (“Raging Master”). Raging Capital Management, LLC, a Delaware limited liability company (“Raging Capital”) is the Investment Manager of Raging Master.  William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital.  The principal business address of each of Raging Capital and William C. Martin is Ten Princeton Avenue, PO Box 228, Rocky Hill, New Jersey 08553.  The principal business address of Raging Master is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY 1-9007, Cayman Islands.

(5)
Based on information contained in their Schedule 13D filing, Donald Gillen is the spouse of Amy Gillen. Donald Gillen is the principal shareholder and sole director and officer of General Resources Inc.. Amy Gillen is the principal shareholder, and Donald Gillen is the sole director and officer, of Kinderock Resources Ltd. Donald and Amy Gillen’s address is 21 Capilano Drive, Saskatoon, Saskatchewan, Canada S7K 4A4.

(6)	Includes options to purchase 31,667 shares which are currently exercisable; and options to purchase an additional 8,333 shares that will be exercisable in the next 60 days.

(7)	Includes options to purchase 50,000 shares which are currently exercisable; and options to purchase an additional 25,000 shares that will be exercisable in the next 60 days.

(8)
Ms. Gaines was appointed Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary on October 1, 2013.  Of the options beneficially owned by Ms. Gaines, 10,000 are currently exercisable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC.  These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended June 30, 2014.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) at a price of $12.00 per Unit with each Unit consisting of (i) one share of the Company's common stock, par value $0.01 per share and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share, in a private placement for total proceeds of approximately $14.1 million, both Mr. Peak, our then Chairman, and Mr. Juneau, our President and Chief Executive Officer, invested in the private placement.   See “Security Ownership of Certain Beneficial Owners and Management” for more information regarding the Estate of Mr. Peak and Mr. Juneau’s respective holdings.

In August 2012, Mr. Juneau was elected President, Chief Executive Officer and a director of the Company and in April 2013, Mr. Juneau was also elected Chairman.  Mr. Juneau is the sole manager of the general partner of JEX.  JEX entered into a Mineral Lease dated effective July 15, 2008 covering approximately 675,000 acres (“Lease”) with the Native Village of Tetlin, also known as the Tetlin Village Council, an Alaska Native Tribe, and acquired certain State of Alaska Mining Claims prospective for gold and related minerals covering approximately 18,560 acres (“Tetlin Claims”).

Contango Mining Company (“Contango Mining”), a wholly-owned subsidiary of Contango, was formed in October 2009 for the purpose of engaging in exploration in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Tetlin Claims in Alaska from JEX in exchange for $1 million and a 1% overriding royalty interest (“ORRI”) in the properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). We believe JEX expended approximately $1 million on exploratory activities and related work on the properties prior to selling the initial 50% interest to Contango Mining. Contango Mining also agreed to fund the next $2 million of exploration costs.  During the fiscal year ended June 30, 2011 and 2010, Contango Mining paid JEX approximately $0.9 million and $0.5 million, respectively, for exploration costs incurred by JEX in the State of Alaska.

In September 2010, Contango Mining acquired the remaining 50% interest in the properties by increasing the ORRI granted to JEX in the acquired properties to 3% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”). Contango Mining assumed control of the exploration activities and JEX and Contango Mining terminated the Joint Exploration Agreement.  In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX agreed to assist the Company in acquiring additional properties in the State of Alaska in return for a 2% ORRI in any such properties acquired through the term of the Advisory Agreement.

On September 29, 2014, the Company and JEX terminated the Advisory Agreement, and JEX sold its entire 3% and 2% ORRIs to Royal Gold.

The Company was formed on September 1, 2010 as a wholly-owned subsidiary of Contango and in November 2010, Contango Mining assigned the properties and certain other assets and liabilities to Contango. Contango contributed the properties and $3.5 million of cash to the Company, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of the Company’s common stock.  The transactions took place between companies under common control.  Contango distributed all of the Company’s common stock to Contango’s stockholders of record as of October 15, 2010, promptly after the effective date of the Company’s Registration Statement Form 10 on the basis of one share of common stock for each ten (10) shares of Contango’s common stock then outstanding.  As of October 1, 2013, the Company and Contango no longer share the same executive management team.

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

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Suite 925, Houston, TX 77098.  The sublease expires on February 29, 2016.

Related Person Transaction Policies and Procedures

The Company has instituted policies and procedures for the review, approval and ratification of “related person” transactions as defined under SEC rules and regulations.  Our Audit Committee Charter requires management to inform the Audit Committee of all related person transactions.  Examples of the type of transactions the Audit Committee reviews include payments made by the Company directly to a related person (other than in his or her capacity as a director or employee), or to an entity in which the related person serves as an officer, director, employee or owner, and any other transaction where a potential conflict of interest exists.  In order to identify any such transactions, among other measures, the Company requires its directors and officers to complete questionnaires identifying transactions with any company in which the officer or director or their family members may have an interest.  In addition, our Code of Ethics requires that the Audit Committee review and approve any related person transaction before it is consummated. The Audit Committee of the Company has reviewed and approved all agreements and arrangements described above in "Certain Relationships and Related Transactions, and Director Independence."

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

Set forth below are approximate fees for professional services rendered to us by UHY LLP for the years ended June 30, 2014 and 2013:

	Year ended June 30,
Category of Service	2014	2013
Audit Fees	$57,403	$66,631
Audit-Related Fees	-	-
Tax Fees	-	-
All Other	-	-
	$57,403	$66,631

The Audit Fees for the years ended June 30, 2014 and 2013 were for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended June 30, 2014 and 2013, issuance of consents, quarterly reviews and review of documents filed with the SEC.

There are no other fees for services rendered to us by UHY LLP.  UHY LLP did not provide to us any financial information systems design or implementation services during fiscal year ended June 30, 2014.

Audit Committee Pre-Approval Policies and Procedures

All of the 2014 audit services provided by UHY LLP were approved by the Audit Committee.

The Audit Committee has established pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit Committee selects and appoints outside auditors, considers the independence and effectiveness of the outside auditors, approves the fees and other compensation to be paid to the outside auditors and is responsible for oversight of the outside auditors and reviews any revisions to the estimates of audit and non-audit fees initially approved.  The Audit Committee’s procedures prohibit the independent auditor from providing any non-audit services unless the service is permitted under applicable law and is pre-approved by the Audit Committee.  The Audit Committee receives the written disclosures required by generally accepted auditing standards.  The Audit Committee annually requires the outside auditors to provide the Audit Committee with a written statement delineating all relationships between the outside auditors and the Company.  The Audit Committee actively engages in a dialogue with the outside auditors with respect to any disclosed relationships or services that may impact the objectivity and independence of the outside auditors.  The Audit Committee recommends that the Board of Directors take appropriate action in response to the outside auditors’ report to satisfy itself of the outside auditors’ independence.  The scope of services and fees are required to be compatible with the maintenance of the accounting firm’s independence, including compliance with SEC rules and regulations.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

The exhibits listed in the exhibit index of the Original Filing are incorporated by reference in this report. The following exhibits are being filed or furnished with this report:

Exhibit Number	Description
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

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

Date: October 28, 2014