Form 10-Q
period 2014-09-30
Contango ORE, Inc.
filed 2014-11-12
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 12, 2014 was 3,814,539.

CONTANGO ORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$2,668,322	$3,448,501
Prepaid expenses	53,581	98,906
Total current assets	2,721,903	3,547,407
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,208,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$4,155,789	$4,981,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$209,188	$140,133
Accrued liabilities	19,260	46,500
Total current liabilities	228,448	186,633
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,805,539 shares issued and outstanding at September 30, 2014; 3,805,539 shares issued and outstanding at June 30, 2014	38,055	38,055
Additional paid-in capital	32,373,853	32,204,002
Accumulated deficit	(28,484,567)	(27,447,397)
SHAREHOLDERS’ EQUITY	3,927,341	4,794,660
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,155,789	$4,981,293
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2014	2013
EXPENSES:
Claim rentals and minimum royalties	$39,019	$60,631
Exploration expense	100,589	5,531,559
Stock-based compensation expense	112,851	252,592
General and administrative expense	784,711	334,171
Total expenses	1,037,170	6,178,953
NET LOSS	$(1,037,170)	$(6,178,953)
LOSS PER SHARE
Basic and diluted	$(0.27)	$(1.65)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,805,539	3,750,394
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,037,170)	$(6,178,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	169,851	321,177
Changes in operating assets and liabilities:
Decrease in prepaid expenses	45,325	34,335
Increase in accounts payable and accrued liabilities	41,815	2,220,123
Net cash used for operating activities	(780,179)	(3,603,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Tetlin Village	—	(100,000)
Net cash used in investing activities	—	(100,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(780,179)	(3,703,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,448,501	13,027,932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,668,322	$9,324,614
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2014	3,805,539	$38,055	$32,204,002	$(27,447,397)	$4,794,660
Stock-based compensation	—	—	169,851	—	169,851
Net loss for the period	—	—	—	(1,037,170)	(1,037,170)
Balance at September 30, 2014	3,805,539	$38,055	$32,373,853	$(28,484,567)	$3,927,341
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
NOTES TO FINANCIAL STATEMENTS - (Unaudited)
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company that engages in the exploration in Alaska for gold and associated minerals. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals.
On November 29, 2010, Contango Mining Company ("Contango Mining"), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned the Original Properties (defined below) and certain other assets and liabilities to Contango. Contango contributed the Original Properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock. The above transactions occurred between companies under common control and was accounted for as transactions between entities under common control, in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" whereby the acquired assets and liabilities were recognized in the financial statements at their carrying amounts.
The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (collectively, the "Original Properties”). Effective on September 29, 2014, if any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration, L.P. ("JEX"), a private company involved in the exploration and production of oil and natural gas. On September 29, 2014, JEX sold its 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). See Note 10 - Related Party Transactions. The Tetlin Lease is the Company's only material property.
Effective December 1, 2012, the Company abandoned 97,280 acres in unpatented mining claims from the state of Alaska for the exploration of rare earth elements. These abandoned acres were also originally contributed by JEX. Effective August 31, 2014, the Company abandoned an additional 3,440 acres in unpatented Federal mining claims staked for the exploration of rare earth elements. These abandoned acres were also originally contributed by JEX. The Company no longer holds any federal unpatented mining claims.
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). In August 2012, the Company staked an additional 31,736 acres consisting of 223 unpatented state of Alaska mining claims. In March 2013, the Company staked an additional 15,360 acres consisting of 96 unpatented state of Alaska mining claims, and in April 2013 the Company staked an additional 24,800 acres consisting of 155 unpatented State of Alaska mining claims, all in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement. On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 10 - Related Party Transactions.

On September 29, 2014, the Company entered into a Master Agreement (the “Master Agreement”) with Royal Gold, pursuant to which the parties have agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of the Tetlin Properties (as defined below), prospective for gold and associated minerals (the “Proposed Transaction”).

In connection with the consummation (the “Closing”) of the Proposed Transaction, the Company will contribute its Tetlin lease and State of Alaska mining claims near Tok, Alaska (the "Tetlin Properties"), together with other personal property, to a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company will be managed according to a Joint Venture Limited Liability Company Agreement.  Royal Gold will invest $5 million initially to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties.
The Company has completed its fifth year of exploration efforts on the Tetlin Properties, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area on the Tetlin Lease. No significant field exploration was conducted during 2014 on the Tetlin Properties.

2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K, as amended, for the fiscal year ended June 30, 2014. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2014 and June 30, 2014 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2014 or June 30, 2014.
Recently Issued Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed. The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the quarter ended September 30, 2014.
In August 2014 , the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

4. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended September 30,
	2014	2013
Acquisition of mineral interests	$—	$—
Exploration costs, claim rentals, and minimum royalties	139,608	5,592,190
Total costs incurred	$139,608	$5,592,190

The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as the Company initiates and continues conducting mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed the Company to only renew 50% of the acreage, but in December 2012, the Company paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. The Company is now able to renew its entire lease, consisting of 675,000, acres in July 2018.

5. Prepaid Expenses

The Company has prepaid expenses of $53,581 and $98,906 as of September 30, 2014 and June 30, 2014, respectively. Prepaid expenses relate to prepaid insurance costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"). As of September 2014, the Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015, as further explained in Note 11 - Commitments and Contingencies.
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
7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2014			2013
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,037,170)	3,805,539	$(0.27)	$(6,178,953)	3,750,394	$(1.65)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,037,170)	3,805,539	$(0.27)	$(6,178,953)	3,750,394	$(1.65)

 Options and warrants to purchase 1,675,999 shares of common stock were outstanding as of September 30, 2014, and options and warrants to purchase 1,692,666 shares of common stock were outstanding as of September 30, 2013. These options and warrants were not included in the computation of diluted earnings per share for each three month periods ended September 30, 2014 and 2013 due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2014, we had 3,805,539 shares of common stock outstanding. The Company also had an additional 63,333 shares of unvested restricted stock and options and warrants to purchase 1,675,999 shares of common stock outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest in December 2014 and December 2015.
Rights Plan
On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013 and on September 29, 2014. Under the terms of the amended Rights Plan, each right (a "Right") will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth R. Peak, acquires beneficial ownership of 20% or more of the Company's common stock.

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
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 30, 2014, there were 63,333 shares of unvested restricted common stock outstanding and options to purchase 445,000 shares of common stock outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended September 30,
	2014	2013
Stock-based compensation included in:
Exploration expense (1)	$57,000	$68,585
Stock-based compensation expense (2)	112,851	252,592
Total stock-based compensation expense	$169,851	$321,177

(1)	Related to restricted stock and stock option awards to the Company’s technical consultant, the owner of Avalon and one Avalon employee.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.
Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its technical consultant. All shares of restricted stock vest over a three year period, beginning in November 2011, the one-year anniversary of when the restricted stock was issued. Compensation expense related to these shares will be recognized over the vesting period. All of the restricted stock from this grant was fully vested as of September 30, 2014.

In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2014, there were 63,333 shares of restricted stock that remained unvested. As of September 30, 2014, the total compensation cost related to unvested awards not yet recognized was $371,535. The remaining costs will be recognized over the remaining vesting period of the awards.

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
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Proposed Transaction does not constitute a change of control under the 2010 Plan.
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of September 30, 2014, the stock options had a weighted-average remaining life of approximately 3 years. The total compensation cost related to unvested options not yet recognized as of September 30, 2014 was $83,003.
A summary of the status of stock options granted under the 2010 Plan as of September 30, 2014 and changes during the three months then ended, is presented in the table below:

	Three Months Ended September 30, 2014
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2014	445,000	$10.41
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2014	445,000	$10.41
Aggregate intrinsic value	$—
Exercisable, end of period	373,333	$10.50
Aggregate intrinsic value	$—
Available for grant, end of period	366,094

10. Related Party Transactions
Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer, is also the sole manager of JEX, a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in the Original Properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the Original Properties transferred.
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX provided assistance in acquiring additional properties in Alaska in exchange for a production royalty of 2.0% on properties acquired after July 1, 2012.
On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the Original Properties and the Additional Properties to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $11,000 per quarter.
11. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as the Company initiates and continues to conduct mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed the Company to only renew 50% of the acreage, but in December 2012, the Company paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. The Company is now able to renew all 675,000 acres in 2018. The Tetlin Lease is the Company's only material property.

Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2014, the Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000 (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment. As of September 2014, the Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015.
Gold Exploration. The Company’s Triple Z, TOK/Tetlin, Eagle, Bush and ADC 2 claims are all located on state of Alaska lands. The annual claim rentals on these projects total $86,555 per year, and are due and payable in full by November 30 of each year. The Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

Royal Gold Royalties. Pursuant to the Royalty Purchase Agreement, the Company will pay Royal Gold an overriding royalty of 3.0% should the Company derive revenues from any of the Original Properties and an overriding royalty of 2.0% should the Company derive revenues from any of the Additional Properties.

Master Agreement with Royal Gold.  As part of the Closing of the Proposed Transaction, Royal Gold has agreed to pay the Company $750,000 which will be utilized to partially reimburse the Company for costs and expenses incurred in the Proposed Transaction.

12. Subsequent Events

On November 12, 2014, the Company granted a total of 27,000 restricted shares of common stock to two employees of the Company. These shares of restricted stock vest over a two-year period, with one-third vesting immediately and the remainder vesting equally over two years.
Available Information
General information about the Company can be found on the Company's website at www.contangoore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K, as amended, for the fiscal year ended June 30, 2014, previously filed with the SEC.
Cautionary Statement about Forward-Looking Statements
Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy, including outsourcing

•	Meeting our forecasts and budgets

•	Anticipated capital expenditures

•	Prices of gold and rare earth elements

•	Timing and amount of future discoveries (if any) and production of natural resources on our Tetlin Properties

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	New governmental laws and regulations

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures

•	Operational constraints and delays

•	The risks associated with exploring in the mining industry

•	The timing and successful discovery of natural resources

•	Availability of capital and the ability to repay indebtedness when due

•	Declines and variations in the price of gold

•	Price volatility for natural resources

•	Availability of operating equipment

•	Operating hazards attendant to the mining industry

•	Weather

•	The ability to find and retain skilled personnel

•	Restrictions on mining activities

•	Legislation that may regulate mining activities

•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards

•	Uncertainties of any estimates and projections relating to any future production, costs and expenses.

•	Government subsidies to our competitors

•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any)

•	Stock price and interest rate volatility

•	Federal and state regulatory developments and approvals

•	Availability and cost of material and equipment

•	Actions or inactions of third-parties

•	Potential mechanical failure or under-performance of facilities and equipment

•	Environmental risks

•	Strength and financial resources of competitors

•	Worldwide economic conditions

•	Expanded rigorous monitoring and testing requirements

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Competition generally and the increasing competitive nature of our industry

•	Failure of our stockholders to approve the Proposed Transaction, the failure of any other closing condition to be satisfied, and unexpected delays in the Proposed Transaction

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
Overview
We are a Houston-based company, whose primary business is to explore in the State of Alaska for gold ore and associated minerals. As of November 12, 2014, we had leased or had control over State of Alaska properties totaling approximately 764,917 acres for the exploration of gold ore and associated minerals. We anticipate that from time to time we will acquire additional acreage in Alaska for the exploration of gold ore and associated minerals through leases or obtaining additional mining claims.

On September 29, 2014, we entered into a Master Agreement (the “Master Agreement”) with Royal Gold, Inc. (“Royal Gold”), pursuant to which the parties have agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of our Tetlin Properties, prospective for gold and associated minerals (the “Proposed Transaction”). The Proposed Transaction is subject to various closing conditions, including the approval of the Proposed Transaction by the Company’s stockholders.

In connection with the consummation (the “Closing”) of the Proposed Transaction, the Company will contribute its Tetlin lease and State of Alaska mining claims near Tok, Alaska, together with other personal property, to a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company will be managed according to a Joint Venture Limited Liability Company Agreement.  Royal Gold will invest $5 million initially to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties.
Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 for the purpose of engaging in exploration in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Original Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1.0% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Original Properties by increasing the overriding royalty interest in the Original Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX assisted the Company in acquiring land in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and Mr. Brad Juneau, the sole manager of the general partner of JEX, is the Chairman, President and Chief Executive Officer of the Company. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the Original Properties and Additional Properties to Royal Gold. On the same date, we terminated our Advisory Agreement with JEX.
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
Properties
The Original Properties contributed by Contango included:

•	a 100% leasehold interest (the "Tetlin Lease") in approximately 675,000 acres from the Native Village of Tetlin, an Alaska Native Tribe (the "Tribe of Tetlin") ;

•	approximately 18,021 acres in unpatented mining claims from the State of Alaska for the exploration of gold and associated minerals;

•	approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements, which were abandoned effective August 31, 2014;

•	approximately 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements, which were abandoned effective December 1, 2012.
The Tetlin Lease originally had a ten year term beginning July 2008 with an option to renew 50% of the acreage for an additional ten years. In December 2012, the Tetlin Lease was amended, allowing the Company to renew 100% of the acreage in 2018, in exchange for $200,000, which the Company paid to the Tetlin Village Council. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tribe of Tetlin has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, or (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to JEX.
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring additional properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). From July 1, 2013 to May 9, 2014, the Company staked an additional 71,896 acres consisting of 474 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement. On September 29, 2014, pursuant to the Royalty Purchase Agreement, JEX sold its entire 3% overriding royalty interests in the Original Properties and 2% overriding royalty interest in the Additional Properties to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.
Our Tetlin Lease is the Company's only material property. The Company also holds certain unpatented mining claims. The Company believes that it holds good title to our properties, in accordance with standards generally accepted in the minerals industry. As is customary in the mineral industry, the Company conducts only a perfunctory title examination at the time we acquire a property. Before the Company begins any mine development work, however, the Company will conduct a full title examination and perform curative work on any defects that it deems significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, the Company's exploration field work is normally restricted to May through October. The following table summarizes our property holdings as of September 30, 2014:

		Original Properties		Additional Properties		Total
Mineral / Jurisdiction	Project Name	Claims	Acreage	Claims	Acreage	Claims	Acreage

GOLD
Tetlin Village Council	Tetlin Lease	n/a	675,000	—	—	—	675,000

State of Alaska	TOK / Tetlin	122	10,821	9	29	131	10,850
	LAD / Triple Z	45	7,200	—	—	45	7,200
	Eagle	—	—	369	56,507	369	56,507
	Bush	—	—	48	7,680	48	7,680
	ADC 2	—	—	48	7,680	48	7,680
		167	693,021	474	71,896	641	764,917

TOTAL		167	693,021	474	71,896	641	764,917
Since 2009, the Company's primary focus has been the exploration and development of its Tetlin Lease and almost all of its resources have been directed to that end. Our State of Alaska claims are not material properties. For this reason, the Company abandoned its State of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims in December 2012 and abandoned its Federal rare earth element claims consisting of the Stone Rock Bay and Salmon Bay claims in August 2014. All work presently planned by us is directed at exploration of our Tetlin Properties and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Lease or any of the Company's other properties as defined by SEC Industry Guide 7.
Strategy
Using our limited capital availability to increase our reward potential on selective prospects. We will concentrate our risk investment capital on our Tetlin Properties. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. Furthermore, we may never achieve a competitive advantage in the conduct of our business, since it is unlikely that our properties will have commercially viable mineral deposits. Should its properties prove to have known commercial deposits, or mineral ore, the Company will be required to either (i) contract with third parties to mine its mineral ore, or (ii) consider a joint venture or a sale of all or a portion of its properties. In addition, valuations of mineral commodities are highly volatile and are currently depressed compared to 2012. In the event they remain depressed, the Company may decide not to raise additional funds for further exploratory drilling for one or more years.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potential mineral reserves which may be commercially mined. On September 29, 2014, we entered into the Master Agreement with Royal Gold for the Proposed Transaction. The Proposed Transaction is subject to various closing conditions, including the approval of the Proposed Transaction by the Company’s stockholders. In connection with the consummation (the “Closing”) of the Proposed Transaction, we will contribute our Tetlin Lease and State of Alaska mining claims near Tok, Alaska, together with other personal property, to a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company will be managed according to a Joint Venture Limited Liability Company Agreement.  Royal Gold will invest $5 million initially to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  If the Proposed Transaction is not authorized by the holders of a majority of our outstanding shares, then either we or Royal Gold may terminate the Master Agreement, and we may not have sufficient capital to continue our business, and we may be required to cease our exploration and development activities or be forced to sell all or some portion of our properties in an untimely fashion or on less than favorable terms. While we may continue to seek strategic alternative opportunities, there can be no assurances that any alternative strategic opportunities we may pursue will result in the same or greater value to shareholders as the Proposed Transaction.
Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of September 30, 2014, the Company's directors, employees, and our technical consultants beneficially own approximately 11.7% of our common stock. An additional 22.0% of its common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman, who passed away on April 19, 2013.
Restricted Stock. In November 2010, the Company's directors, executive officers and our technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. In October 2012, the Compensation Committee elected to immediately vest all restricted stock held by Mr. Peak. As of September 30, 2014, all of the restricted stock granted in November 2010 has vested.
In December 2013, the Company's directors, executive officers and our technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2014, there were 63,333 shares of restricted stock that remained unvested.

On November 12, 2014, two employees of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant.
Stock Options. As of the date of this report, the option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

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
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Proposed Transaction does not constitute a change in control under the 2010 Plan.
Ms. Leah Gaines was appointed Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company as of October 1, 2013. The appointment of Ms. Gaines follows the resignation of Mr. Sergio Castro and Ms. Yaroslava Makalskaya as a result of the merger between Contango Oil & Gas Company and Crimson Exploration Inc. Mr. Sergio Castro and Ms. Yaroslava Makalskaya are officers of Contango Oil & Gas Company where they have increased responsibilities after the merger. On June 28, 2013, the Compensation Committee elected to immediately vest all of the stock options of Mr. Castro and Ms. Makalskaya.
Alliance with JEX. JEX is a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining the Original Properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. If any of the Original Properties are placed into commercial production, the Company was obligated to pay a 3.0% overriding royalty to JEX. Pursuant to an Advisory Agreement dated September 6, 2012 with JEX, the Company agreed to pay JEX a production royalty of 2.0% on all minerals mined from properties acquired by the Company after July 1, 2012 in the State of Alaska. On September 29, 2014, pursuant to the Royalty Purchase Agreement between JEX and Royal Gold, JEX sold its entire overriding royalty interest in the Original Properties and Additional Properties to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.
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
The State of Alaska government owns public lands that are administered by the Department of Natural Resources. Ownership of the subsurface mineral estate can be acquired by staking a 40 acre or 160 acre mining claim, which right is granted under Alaska

Statute Sec. 38.05.185 to 38.05.275, as amended (the “Alaska Mining Law”). The State government continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. Private fee lands are lands that are controlled in fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.
With respect to unpatented mining claims, the State government continues to own the fee interest in real property while allowing private parties to stake claims for exploration, development and commercial extraction of minerals with rights of ingress and egress on the real property. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment work requirements and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. Unpatented mining claims are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. Unpatented mining claims and related rights, including rights to use the surface, are also subject to challenges by third parties or contests by the State government.
Gold Exploration
The Company controls a total of 764,917 acres consisting of theTetlin Lease and State of Alaska mining claims for the exploration of gold. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK, Eagle and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.
To date, the Company's gold exploration has concentrated on the Tetlin Lease. the Company's exploration effort on the Tetlin Lease has resulted in identifying one mineral prospect (Chief Danny) and several other gold and copper leads. The Company has drilled certain of these other leads as part of our 2013 exploration program. The Company gathered surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle state of Alaska claims adjacent to the Tetlin Lease. The Company did not conduct drilling on the Eagle claims during the 2013 exploration program. None of our exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on these leads, and the Company is the only entity known to have conducted drilling operations on these leads.
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

2013 Exploration Program. We completed 14,349 meters (47,079 ft) of core drilling in 69 core holes during the 2013 Tetlin project exploration program. Drilling included infill and step-out drilling in the Peak Zone (60 holes, 11,592 meters), and completion of 9 additional core holes on 5 other leads in the greater Chief Danny prospect (2,757 meters). We also completed approximately

2,500 line-kilometers of airborne magnetic and electromagnetic geophysics, completed or commenced all of the baseline water quality sampling, cultural resource assessments, wetlands mapping, preliminary metallurgical testing and acid rock drainage testing. We spent approximately $9.0 million for this work which includes drilling, geochemical analyses, airborne geophysics, landholding fees and other related expenses. The following table summarizes the significant drilling results released to date for 2013:
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
2012 Exploration Program. The 2012 exploration program at the Chief Danny Prospect began in mid-May and was completed in mid-October 2012. We originally budgeted $3.6 million to utilize one rig and drill 20,000 feet in 20 to 40 core holes. Initial results from the drilling program at Chief Danny resulted in reallocating funds from our other gold and copper leads to the Chief Danny Prospect, which enabled us to utilize two rigs to drill 36,004 feet in 50 core holes. We also conducted additional soil auger geochemical sampling on the western and southern margins of the Chief Danny zone and conducted baseline water quality sampling in drainage basins that have the potential to be impacted by the development of the Chief Danny Prospect. The total cost of our 2012 exploration program on our Chief Danny prospect was approximately $4.6 million, compared to investing only $1.0 million on our other gold and copper leads which also included geochemical analysis, claim rentals and other related expenses.
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

Rare Earth Elements

Effective December 1, 2012, we abandoned our State of Alaska rare earth element claims consisting of the Alatna, Spooky, Wolf and Swift claims to devote more time and resources to our Federal claims at Stone Rock and Salmon Bay and our gold exploration. The Company's initial rare earth element exploration activities included reconnaissance geologic mapping, soil sampling and rock sampling. Additional exploration work would be required to advance these projects, but we did not conduct any significant exploration activities in 2013 or 2014. Effective August 31, 2014, we abandoned our Federal rare earth element claims consisting of the Stone Rock Bay and Salmon Bay claims to devote more time and resources to our gold exploration.

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

In connection with the Proposed Transaction, the Company is required to terminate the PSA with Avalon.

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
On October 15, 2010, the Company entered into a consulting agreement (as amended from time to time, the “Consulting Agreement”), with the Chief of the Tetlin Village (the “Consultant”). The Consultant has special knowledge and experience with governmental affairs and tribal affairs issues and operates an independent consulting practice. Under the terms of the Consulting Agreement, the Consultant assists the Company in negotiations with other native tribes to lease additional properties and assists the Company with State of Alaska and Federal governmental affairs issues. The Company pays the Consultant $5,000 per month and certain lodging costs while Consultant is in Fairbanks, Alaska, in exchange for his services. In addition, the Company can pay discretionary bonuses for assistance in the Company's efforts to acquire additional acreage in Alaska. In connection with the Proposed Transaction, the Company is required to terminate the Consulting Agreement with the Chief of the Tetlin Village.
Community Affairs
The Company's activities have increased road traffic and general activity on the Tetlin lands. During the fiscal year ended June 30, 2014, the Company expended approximately $434,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. From July 2014 through September 2014, the Company expended approximately $29,850 on additional road work and other community-related efforts in the Tetlin community.

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
Marketing and Pricing

On September 29, 2014, the Company entered into the Master Agreement with Royal Gold regarding the Proposed Transaction.  The Proposed Transaction is subject to various closing conditions, including the approval of the Proposed Transaction by the Company’s stockholders. In connection with the Closing, the Company will contribute our Tetlin Lease and State of Alaska mining claims near Tok, Alaska, together with other personal property, to the Joint Venture Company.  The Joint Venture Company will be managed according to a Joint Venture Limited Liability Company Agreement.  Royal Gold will invest $5 million initially to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to

$30 million (inclusive of the initial $5 million investment) prior to October 2018.  If the Proposed Transaction is not authorized by the holders of a majority of our outstanding shares, then either the Company or Royal Gold may terminate the Master Agreement, and the Company may not have sufficient capital to continue its business, and it may be required to cease our exploration and development activities or be forced to sell all or some portion of its properties in an untimely fashion or on less than favorable terms.  While the Company may continue to seek strategic alternative opportunities, there can be no assurances that any alternative strategic opportunities it may pursue will result in the same or greater value to shareholders as the Proposed Transaction. In addition, valuations of mineral commodities are highly volatile and are currently depressed compared to 2012 and the ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund the joint venture activities is dependent on, among other things, the market for precious metals.

Adverse Weather Conditions
Weather conditions will affect our ability to conduct exploration activities and mine any ore from our Properties in Alaska. While exploratory drilling and related activities may only be conducted from May to October on certain of our Properties, we believe development work and any subsequent mining may be conducted year-round.
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

Competitive conditions may be substantially affected by various forms of legislation and regulation considered from time to time by the government of the United States and the State of Alaska, as well as factors that the Company cannot control, including international political conditions, overall levels of supply and demand for minerals, and currency fluctuations.
Off-Balance Sheet Arrangements
None
Contractual Obligations

The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. We are required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, our exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2014, we have paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.

Until such time as production royalties begin, the Company will pay the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. As of September 2014, the Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015. Additionally, we will pay Royal Gold a production royalty of 3.0% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Original Properties, and a production royalty of 2.0% should we deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties. The Company pays claim rentals of $86,555 per year on state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

On September 29, 2014, we entered into a Master Agreement with Royal Gold, pursuant to which the parties have agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of its Tetlin Properties, prospective for gold and associated minerals. The parties have the right to terminate the Master Agreement and the Proposed Transaction in certain circumstances, and in certain circumstances, we may be required to pay a termination fee of $1,000,000.
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
Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, the Company measures and recognizes compensation expense for all stock-based payments at fair value at the date of grant and amortize the amount over the employee’s service period. Management is required to make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.
Results of Operations
The Company has not commenced mining or producing commercially marketable minerals. To date, the Company has not generated any revenue from mineral sales or operations. We have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. In the future, we may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Properties. We do not expect to generate revenue from mineral sales in the foreseeable future. If our Properties fail to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will need to generate significant revenues to achieve profitability and we may never do so.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $39,019 for the three months ended September 30, 2014, compared to $60,631 for the three months ended September 30, 2013. The decrease in claim rentals and minimum royalties is due to the abandonment of our Federal rare earth element claims consisting of the Stone Rock Bay and Salmon Bay claims to devote more time and resources to our gold exploration.
Exploration Expense. We reported $100,589 of exploration expense for the three months ended September 30, 2014, compared to $5,531,559 for the three months ended September 30, 2013. This decrease is due to that only minimal exploration expenses was done during the 2014 period. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $112,851 of stock-based compensation expense for the three months ended September 30, 2014, related to restricted stock granted to our officers and directors in December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $252,592 of stock-based compensation expense for the three months ended September 30,

2013 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011, July 2012, December 2012, July 2013 and September 2013.
General and Administrative Expense. General and administrative expense for the three months ended September 30, 2014 and 2013 were $784,711 and $334,171, respectively. The majority of the increase relates to increased legal and professional expenses during the 2014 period as compared to the prior 2013 period.
Liquidity
The Company is still in the initial stages of conducting exploration activities on its Tetlin Properties, and our longer term liquidity will be impaired to the extent our exploration efforts are not successful in generating commercially viable mineral deposits on the properties.

On September 29, 2014, we entered into the Master Agreement with Royal Gold for the Proposed Transaction. The Proposed Transaction is subject to various closing conditions, including the approval of the Proposed Transaction by the Company’s stockholders.

In connection with the Closing, we will contribute our Tetlin Properties, together with other personal property, to the Joint Venture Company.  The Joint Venture Company will be managed according to a Joint Venture Limited Liability Company Agreement.  Royal Gold will invest $5 million initially to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties. As part of the Closing of the Proposed Transaction, Royal Gold has agreed to pay the Company $750,000 which will be utilized to partially reimburse the Company for costs and expenses incurred in the Proposed Transaction.

Risk Factors
In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10-K, as amended for the fiscal year ended June 30, 2014, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.
The probability that an individual prospect will contain commercial grade reserves is remote.
The probability of finding economic mineral reserves on any of our properties is small. It is common to spend millions of dollars on an exploration prospect and complete many phases of exploration and still not obtain mineral reserves that can be economically exploited. Therefore, the possibility that our properties will contain commercial mineral reserves and that the Company will recover funds spent on exploration is remote.

The price of gold and the gold mining industry have suffered dramatic declines in the past several years.

With the price of gold declining over the past several years, many large mining companies have announced the closure of existing gold mines and a moratorium on new gold mine development. The decline in the price of gold and other minerals has made mining operations less attractive.
We may not have sufficient capital to operate our business following the completion of our 2013 exploration program and may be required to cease operations.

The Company will have a limited amount of cash to fund its operations in future years. As of September 30, 2014, the Company's current cash balance is approximately $2.7 million, an amount insufficient to fund further significant exploration programs. Without additional funds to support the Company’s exploratory drilling activities, the Company may be required to cease operations and you may lose your entire investment in the Company.

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
None of our properties have any proven or probable reserves. To date, we have only engaged in material exploration activities on our Tetlin Properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. There is no assurance that we may ever locate any mineral reserves on our Tetlin Properties or if we find mineral reserves, they may not be in economic quantities. Additionally, even if we find minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If we do not establish reserves, we will be required to curtail or suspend our operations, in which case the market value of our common stock will decline, and you may lose all of your investment.
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
The Company and its subsidiaries hold 89,917 acres in the form of State of Alaska unpatented mining claims, for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

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

We will compete with a broad range of mining companies with far greater resources in our exploration activities. Several mining companies concentrate drilling efforts on one type of mineral and thus may enjoy economies of scale and other efficiencies. However, our drilling strategies currently include exploring for gold ore and associated minerals. As a result, we may not be able to compete effectively with such companies. We will also compete for the equipment and labor required to operate and to develop our Properties if our exploration activities are successful. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than we can. In addition, most of our competitors have been operating for a much longer time than we have and have substantially larger staffs. Processing of gold and associated minerals requires complex and sophisticated processing technologies. We have no experience in the minerals processing industry.

The Company has only owned mining properties since the acquisition by its predecessors of the properties in 2009 and 2010. Furthermore, no member of our management has any technical training or experience in minerals exploration or mining. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to compete effectively with more experienced companies or in such a highly competitive environment.
The mining industry is historically a cyclical industry and market fluctuations in the prices of minerals could adversely affect our business.
Prices for minerals tend to fluctuate significantly in response to factors beyond our control. These factors include:

•	Global economic conditions;

•	Domestic and foreign tax policy;

•	The price of foreign imports of gold, and products derived from the foregoing;

•	The cost of exploring for, producing and processing mineral ore;

•	Available transportation capacity; and

•	The overall supply and demand for minerals.
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
Because its sole source of revenue, if its exploration efforts are successful, will be the sale of gold and associated minerals, changes in demand for, and the market price of, gold and associated minerals could significantly affect the Company's profitability. The value and price of our common stock may be significantly affected by declines in the prices of gold minerals and products.
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

We depend upon our management team.

The successful implementation of our business strategy and handling of other issues integral to the fulfillment of our business strategy depends, in part, on our management team. The loss of key members of our management team could have a material adverse effect on our business, financial condition and operating results.
We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.
The Company's exploratory mining operations are subject to numerous laws and regulations governing its operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations may:

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
In December 2012, our Board of Directors adopted a shareholder rights plan, which was amended on March 21, 2013 and on September 29, 2014 (as amended, the "Rights Plan"), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on December 20, 2012. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock, and thereby adversely affect the market price of our common stock.

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
Our common stock is thinly traded.

There are approximately 3.8 million shares of our common stock outstanding, with directors, employees, and our technical consultant beneficially owning approximately 11.7% of our common stock and the Estate of Mr. Kenneth R. Peak, our former Chairman, beneficially owning approximately 22.0% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

The Proposed Transaction is subject to a number of closing conditions, including that no material adverse effect relating to the assets contributed by the Company has occurred between June 30, 2014 and closing of the Proposed Transaction.

Our ability to consummate the Proposed Transaction is subject to a number of conditions precedent, certain of which are outside the control of the Company, including shareholder approval of the Proposed Transaction. There can be no assurance or guarantee that our shareholders will approve the Proposed Transaction. If for any reason the Proposed Transaction is not completed, the market price of our Common Stock may be adversely affected. If the Proposed Transaction is not consummated and the Company cannot obtain financing for its 2015 exploration program, the financial condition of the Company may be materially adversely affected.

The Master Agreement may be terminated in certain circumstances.

The parties to the Master Agreement have the right to terminate the Master Agreement and the Proposed Transaction in certain circumstances. Accordingly, there is no certainty, nor can the Company provide any assurance, that the Master Agreement will not be terminated, with the result that the Proposed Transaction will not proceed. In addition, in certain circumstances, the Company will be required to pay a termination fee to Royal Gold.

There can be no assurance that Royal Gold will fund any amount after its initial contribution.

The Joint Venture Company LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the closing of the Master Agreement. There is no requirement that Royal Gold contribute any amounts to the Joint Venture Company beyond its initial $5 million investment, and the Company will have limited funds to continue exploration and development of its Tetlin Properties if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

Completion of the Proposed Transaction may mean that the Company only retains a 60% interest in the Joint Venture Company and its interest could be diluted further.

The Tetlin Properties are the Company’s only mineral properties, and the Master Agreement contemplates the contribution of the Tetlin Properties to the Joint Venture Company. If Royal Gold funds its full $30 million investment, it will receive a 40% interest in the Joint Venture Company, and the Company will retain a 60% interest in the Joint Venture Company. In addition, once Royal Gold has earned a 40% interest in the Joint Venture Company, it has the option to require the Company to sell additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire 40% interestto a bona fide third party purchaser. Furthermore, if the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted further.

Even upon the consummation of the Proposed Transaction, there is no assurance that the development of the Tetlin Properties will be successful or that the Proposed Transaction will have a positive impact on the shareholders.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Tetlin Properties and meet its funding obligations under the Joint Venture Company LLC Agreement.

Assuming the consummation of the Proposed Transaction, Royal Gold will fund the Joint Venture Company operations up to its $30 million investment. Upon the later of the investment by Royal Gold of $30 million into the Joint Venture Company or October 31, 2018, the Company and Royal Gold will jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration and development results achieved at the Tetlin Properties, as well as the market price of metals. There is no assurance that sources of financing will be available to the Company on acceptable terms, if at all. Failure to obtain additional financing on a timely basis will cause the Company’s interest in the Joint Venture Company to be diluted.

Further financing by the Company may include issuances of equity, instruments convertible into equity (such as the issuance of rights pursuant to a rights offering) or various forms of debt. The Company has issued common stock and other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of common stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of the Company’s securities. Any additional issuances of common stock or securities convertible into, or exercisable or exchangeable for, common stock may ultimately result in dilution to the holders of common stock, dilution in any future earnings per share of the Company and may have a material adverse effect upon the market price of the common stock of the Company.

We are required to terminate our third party consulting agreements in connection with the Proposed Transaction.

On September 29, 2014, the Company terminated its advisory agreement with JEX. In addition, the Master Agreement requires, as a condition to Closing, the Company to terminate its services agreement with Avalon Development Corporation and the Chief of the Tetlin Village. Because we currently have only three part-time employees, neither of who are mineral geoscientists or have experience in the mining industry, we have depended upon our consultant, Avalon Development Corporation and the Chief of the Tetlin Village, for the success of our exploration projects. We have historically been dependent upon Avalon for assistance in acquiring acreage for our exploration projects in Alaska, planning work programs, conducting field work and interpreting assay results. As a result, the loss of the services of our consultants could have a material adverse effect on us and could prevent us from pursuing our business plan.

Royal Gold will control the Management Committee of the Joint Venture Company and will have discretion regarding the use and allocation of funds for further exploration and development of the Contributed Assets.

Upon the consummation of the Proposed Transaction and through October 31, 2018, Royal Gold will be the Manager of the Joint Venture Company and will appoint two designates to the Management Committee of the Joint Venture Company (the “Management Committee”). The Company will appoint one designate to the Management Committee. If, after October 31, 2018, Royal Gold has earned at least a 40% membership interest in the Joint Venture by making the full $30 million investment, Royal Gold will continue to have the right to appoint two designates to the Management Committee and the Company will continue to have the right to appoint one designate thereto, The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of Royal Gold’s $30 million investment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide this information.
Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial and Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2104, we engaged third party consultants to ensure that our financial statements accurately reflect our financial condition and results of operations.
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
On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) with each Unit consisting of (i) one share of the Company's common stock and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share. See the Company’s Form 8-K filed on March 25, 2013. We relied on the provisions of Section 4(2) and Regulation D of the Securities Act in claiming an exemption from the offering, sale and delivery of such securities from registration under the Securities Act.
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of November 12, 2014, we had 3,814,539 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013 and September 29, 2014, that is designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to all of the Company's stockholders. The Rights Plan is not intended, nor will it operate, to prevent an acquisition of the Company on terms that are favorable and fair to all stockholders.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (11)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

10.1
Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc., dated September 29, 2014(13)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (13)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 12, 2014	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)