Form 10-Q
period 2014-12-31
Contango ORE, Inc.
filed 2015-02-06
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of February 6, 2015 was 3,866,206.

CONTANGO ORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED December 31, 2014

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$2,129,488	$3,448,501
Prepaid expenses	185,959	98,906
Total current assets	2,315,447	3,547,407
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,208,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$3,749,333	$4,981,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$255,723	$140,133
Accrued liabilities	20,093	46,500
Total current liabilities	275,816	186,633
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,846,206 shares issued and outstanding at December 31, 2014; 3,805,539 shares issued and outstanding at June 30, 2014	38,462	38,055
Additional paid-in capital	32,580,872	32,204,002
Accumulated deficit	(29,145,817)	(27,447,397)
SHAREHOLDERS’ EQUITY	3,473,517	4,794,660
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,749,333	$4,981,293
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
EXPENSES:
Claim rentals and minimum royalties	$41,217	$39,613	$80,236	$100,244
Exploration expense	113,911	988,731	214,500	6,520,290
Stock-based compensation expense	159,192	314,204	272,043	566,796
General and administrative expense	346,930	270,960	1,131,641	605,131
Total expenses	661,250	1,613,508	1,698,420	7,792,461
NET LOSS	$(661,250)	$(1,613,508)	$(1,698,420)	$(7,792,461)
LOSS PER SHARE
Basic and diluted	$(0.17)	$(0.43)	$(0.45)	$(2.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,817,872	3,767,795	3,811,819	3,759,135
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,698,420)	$(7,792,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	377,277	793,741
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(87,053)	(47,148)
Increase in accounts payable and accrued liabilities	89,183	(1,602,017)
Net cash used for operating activities	(1,319,013)	(8,647,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Tetlin Village	—	(100,000)
Repayment of note receivable by Tetlin Village	—	100,000
Net cash used in investing activities	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,319,013)	(8,647,885)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,448,501	13,027,932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,129,488	$4,380,047
The accompanying notes are an integral part of these financial statements.

CONTANGO ORE, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2014	3,805,539	$38,055	$32,204,002	$(27,447,397)	$4,794,660
Stock-based compensation	—	—	377,277	—	377,277
Shares vested	40,667	407	(407)	—	—
Net loss for the period	—	—	—	(1,698,420)	(1,698,420)
Balance at December 31, 2014	3,846,206	$38,462	$32,580,872	$(29,145,817)	$3,473,517
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
The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the "Tetlin Lease") from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals and iii) approximately 3,440 acres in unpatented Federal mining claims for the exploration of rare earth elements (collectively, the "Original Properties”). Effective on September 29, 2014, if any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration, L.P. ("JEX"), a private company involved in the exploration and production of oil and natural gas. On September 29, 2014, JEX sold its 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). See Note 10 - Related Party Transactions. The Tetlin Lease is the Company's only material property.
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

On September 29, 2014, the Company entered into a Master Agreement (the “Master Agreement”) with Royal Gold, pursuant to which the parties agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of the Tetlin Properties (as defined below), prospective for gold and associated minerals (the “Transactions”). The Transactions closed on January 8, 2015 (the "Closing").

In connection with the Closing, the Company contributed its Tetlin lease and State of Alaska mining claims near Tok, Alaska (the "Tetlin Properties"), together with other personal property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company    .  At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties.

The Company has completed five years of exploration efforts on the Tetlin Properties, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area on the Tetlin Lease. No significant field exploration was conducted on the Tetlin Properties in 2014.

2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2014, as amended. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2014 and June 30, 2014 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2014 or June 30, 2014.
Recently Issued Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed. The Company chose to adopt ASU No. 2014-10 early, effective beginning in its financial statements for the quarter ended September 30, 2014.
In August 2014 , the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

4. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Acquisition of mineral interests	$—	$—	$—	$—
Exploration costs, claim rentals, and minimum royalties	155,128	1,028,344	294,736	6,620,534
Total costs incurred	$155,128	$1,028,344	$294,736	$6,620,534

The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as the Company initiates and continues conducting mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed the Company to only renew 50% of the acreage, but in December 2012, the Company paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. The Joint Venture Company is now able to renew its entire lease, consisting of 675,000, acres in July 2018.

5. Prepaid Expenses

The Company has prepaid expenses of $185,959 and $98,906 as of December 31, 2014 and June 30, 2014, respectively. Prepaid expenses relate to prepaid insurance costs, XBRL filing costs, claim rentals and certain geological consulting services and exploration activities conducted by Avalon Development Corporation ("Avalon"). As of December 2014, the Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015, as further explained in Note 11 - Commitments and Contingencies.
6. Other Assets
If the Tetlin Lease is placed into commercial production, the Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty payable to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to the Company of $150,000, or (ii) 0.50% by payment to the Company of $300,000, or (iii) 0.75% by payment to the Company of $450,000. The Company has classified these payments as “Other Assets” in the balance sheet of the Company.

7. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended December 31,
	2014			2013
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(661,250)	3,817,872	$(0.17)	$(1,613,508)	3,767,795	$(0.43)
Diluted Loss per Share:
Net loss attributable to common stock	$(661,250)	3,817,872	$(0.17)	$(1,613,508)	3,767,795	$(0.43)

	Six Months Ended December 31,
	2014			2013
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,698,420)	3,811,819	$(0.45)	$(7,792,461)	3,759,135	$(2.07)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,698,420)	3,811,819	$(0.45)	$(7,792,461)	3,759,135	$(2.07)

 Options and warrants to purchase 1,675,999 shares of common stock were outstanding as of December 31, 2014, and options and warrants to purchase 1,692,666 shares of common stock were outstanding as of December 31, 2013. These options and warrants were not included in the computation of diluted earnings per share for each three and six month periods ended December 31, 2014 and 2013 due to being anti-dilutive as a result of the Company’s net loss for all periods presented.

8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2014, we had 3,846,206 shares of common stock outstanding. The Company also had an additional 49,666 shares of unvested restricted stock and options and warrants to purchase 1,675,999 shares of common stock outstanding as of December 31, 2014. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest in December 2014 through November 2016.
Rights Plan
On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, September 29, 2014 and on December 18, 2014. Under the terms of the amended Rights Plan, each right (a "Right") will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth R. Peak, acquires beneficial ownership of 20% or more of the Company's common stock.

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not receive certificates for the Rights, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights may only be exercised during a two-year period and are scheduled to expire on December 19, 2016.

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

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $11,000 per quarter.
9. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of December 31, 2014, there were 49,666 shares of unvested restricted common stock outstanding and options to purchase 445,000 shares of common stock outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Stock-based compensation included in:
Exploration expense (1)	$48,234	$158,360	$105,234	226,945
Stock-based compensation expense (2)	159,192	314,204	272,043	566,796
Total stock-based compensation expense	$207,426	$472,564	$377,277	$793,741

(1)	Related to restricted stock and stock option awards to a former technical consultant.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of December 31, 2014.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2014, there were 31,666 shares of such restricted stock that remained unvested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its employees. The restricted stock vests over three years, beginning with one-third vesting on the date of grant. As of December 31, 2014 , there were 18,000 shares of such restricted stock that remained unvested.

As of December 31, 2014, the total compensation cost related to unvested awards not yet recognized was $393,414. The remaining costs will be recognized over the remaining vesting period of the awards.

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

(1) The Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to a former technical consultant, for services performed during fiscal year 2011.
(2) The Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to a former technical consultant for services performed during fiscal year 2012.
(3) The Company granted 175,000 stock options to its directors and an additional 75,000 stock options to a former technical consultant for services performed during fiscal year 2013.
(4) The Company granted 37,500 stock options to its employees for services performed during fiscal year 2013.
(5) The Company granted 5,000 stock options to an employee of Avalon for services performed during fiscal year 2013.
(6) The Company granted 52,500 stock options to its employees for services performed during the first quarter of fiscal year 2014.
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Transactions do not constitute a change of control under the 2010 Plan.
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of December 31, 2014, the stock options had a weighted-average remaining life of approximately 3 years. The total compensation cost related to unvested options not yet recognized as of December 31, 2014 was $15,698.
A summary of the status of stock options granted under the 2010 Plan as of December 31, 2014 and changes during the six months then ended, is presented in the table below:

	Six Months Ended December 31, 2014
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2014	445,000	$10.41
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2014	445,000	$10.41
Aggregate intrinsic value	$—
Exercisable, end of period	440,000	$10.42
Aggregate intrinsic value	$—
Available for grant, end of period	339,094

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

Pursuant to the terms of the Tetlin Lease, the Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018. Additionally, should we derive revenues from the properties covered under the Tetlin Lease, the Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2014, the Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000 (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000. Until such time as production royalties begin, the Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment. As of December 2014, the Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015.

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

Master Agreement with Royal Gold.  As part of the Closing of the Transactions, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions.

12. Subsequent Events

On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Company’s Tetlin Properties, for gold and associated minerals prospects.

In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Tetlin properties near Tok, Alaska, together with other personal property (the “Contributed Assets”) at an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).

As a condition to the Closing, the Company and the Tetlin Village Council entered into a Stability Agreement dated October 2, 2014 pursuant to which the Company and the Tetlin Village Council, among other things, acknowledged the continued validity of the Tetlin Lease and all its terms notwithstanding any future change in the status of the Tetlin Village Council or the property subject to the Tetlin Lease.

At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million in cash (the “Royal Gold Initial Contribution”). The Royal Gold Initial Contribution does not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%.

The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, in its sole discretion, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company in an aggregate amount equal to $30 million (inclusive of the Royal Gold Initial Contribution) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a 40% interest in the Joint Venture Company, and the Company will retain a 60% interest in the Joint Venture Company.

The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) will be used by the Joint Venture Company to fund further exploration activities on the Tetlin Properties included in the Contributed Assets.

Other than the Royal Gold Initial Contribution, Royal Gold is not under any obligation to make capital contributions, to the Joint Venture Company by October 31, 2018 or thereafter. If Royal Gold does not make any additional capital contributions to the Joint Venture Company by October 31, 2018, and assuming there are no other new investors in the Joint Venture Company, the Company’s percentage interest in the Joint Venture Company would continue to be 100% and Royal Gold will be deemed to have resigned as a member of the Joint Venture Company effective as of October 31, 2018.

Both the Company and Royal Gold will have the right to transfer each of their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the Joint Venture Company's LLC Agreement. If either member intends to transfer all or part of its percentage interest to a bona fide third party, the other member will have the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Once Royal Gold has earned a 40% interest in the Joint Venture Company, it will have the additional right to require the Company to sell up to 20% of the Company’s interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell the relevant portion of its percentage interest to a bona fide third party on the same terms and conditions as the interest being sold by Royal Gold.

After October 31, 2018, or such earlier time as Royal Gold has earned a 40% interest in the Joint Venture Company, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100.

On January 8, 2015, the Company granted an aggregate of 30,000 shares of common stock to two of its non-employee directors. 10,000 shares vested immediately and the remaining two-thirds will vest equally over 2 years. In addition, the Company also granted 10,000 shares of restricted stock to a former technical consultant, which vested immediately. On January 8, 2015, the Compensation Committee elected to immediately vest all of the stock options and restricted stock, previously issued to the former technical consultant.
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
Cautionary Statement about Forward-Looking Statements
Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy, including outsourcing

•	Meeting our forecasts and budgets

•	Anticipated capital expenditures

•	Prices of gold and associated minerals

•	Timing and amount of future discoveries (if any) and production of natural resources on our Tetlin Properties

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	New governmental laws and regulations

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures

•	Operational constraints and delays

•	The risks associated with exploring in the mining industry

•	The timing and successful discovery of natural resources

•	Availability of capital and the ability to repay indebtedness when due

•	Declines and variations in the price of gold and associated minerals

•	Price volatility for natural resources

•	Availability of operating equipment

•	Operating hazards attendant to the mining industry

•	Weather

•	The ability to find and retain skilled personnel

•	Restrictions on mining activities

•	Legislation that may regulate mining activities

•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards

•	Uncertainties of any estimates and projections relating to any future production, costs and expenses.

•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any)

•	Stock price and interest rate volatility

•	Federal and state regulatory developments and approvals

•	Availability and cost of material and equipment

•	Actions or inactions of third-parties

•	Potential mechanical failure or under-performance of facilities and equipment

•	Environmental risks

•	Strength and financial resources of competitors

•	Worldwide economic conditions

•	Expanded rigorous monitoring and testing requirements

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Competition generally and the increasing competitive nature of our industry

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

Overview

We are a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture to advance exploration and development of the Company’s Tetlin Properties, prospective for gold and associated minerals. As of January 8, 2015, the Joint Venture Company had leased or had control over State of Alaska properties totaling approximately 764,917 acres for the exploration of gold ore and associated minerals.

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

In connection with the closing of the Transactions (the “Closing”), the Company formed Peak Gold, LLC (the “Joint Venture Company”) and contributed to the Joint Venture Company its Tetlin Properties near Tok, Alaska, together with other personal property (the “Contributed Assets”) at an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).

Royal Gold invested $5 million initially to fund exploration activity, and has the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties.

Properties
Since 2009, the Company's primary focus has been the exploration and development of its Tetlin Lease and almost all of its resources have been directed to that end. Our State of Alaska claims are not material properties. All work presently conducted by the Company has been directed at exploration of our Tetlin Properties and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Lease or any of the Company's other properties as defined by SEC Industry Guide 7.

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
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring Additional Properties in Alaska in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 . From July 1, 2013 to May 9, 2014, the Company staked an additional 71,896 acres consisting of 474 unpatented State of Alaska mining claims in Eastern Alaska for the exploration of gold ore and associated minerals. If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement. On September 29, 2014, pursuant to the Royalty Purchase Agreement, JEX sold its entire 3% overriding royalty interest in the Original Properties and 2% overriding royalty interest in the Additional Properties to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.
Our Tetlin Lease is the Joint Venture Company's only material property. The Joint Venture Company also holds certain unpatented mining claims for the exploration of gold ore and associated minerals that are part of the Original Properties and Additional Properties. The Company believes that the Joint Venture Company holds good title to its properties, in accordance with standards generally accepted in the mineral industry. As is customary in the mineral industry, the Company conducts only a perfunctory title examination at the time it acquires a property. Before the Joint Venture Company begins any mine development work, however, the Joint Venture Company will conduct a full title examination and perform curative work on any defects that it deems significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, the Joint Venture Company's exploration field work will be normally restricted to May through October.
The following table summarizes the property holdings of the Joint Venture Company as of January 8, 2015:

		Original Properties		Additional Properties		Total
Mineral / Jurisdiction	Project Name	Claims	Acreage	Claims	Acreage	Claims	Acreage

GOLD
Tetlin Village Council	Tetlin Lease	n/a	675,000	—	—	—	675,000
		n/a	675,000	—	—	—	675,000

State of Alaska	TOK / Tetlin	122	10,821	9	29	131	10,850
	LAD / Triple Z	45	7,200	—	—	45	7,200
	Eagle	—	—	369	56,507	369	56,507
	Bush	—	—	48	7,680	48	7,680
	ADC 2	—	—	48	7,680	48	7,680
		167	18,021	474	71,896	641	89,917

TOTAL		167	693,021	474	71,896	641	764,917

Strategy

Partnering with strategic industry participants to expand our exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor, the Company determined to continue its exploration and development activities on the Tetlin Properties through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to a Joint Venture Company's LLC Agreement with Royal

Gold. Under the Joint Venture Company's LLC Agreement, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. Royal Gold may resign as Manager and can be removed as Manager under certain circumstances as provided in the Joint Venture Company's LLC Agreement. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day-operations of the Joint Venture Company. Except as expressly delegated to the Manager, the Joint Venture Company's LLC Agreement provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee will be entitled to one vote. Except for the list of specific actions set forth in the Joint Venture Company's LLC Agreement, the affirmative vote by a majority of designates will be required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of our consultants, executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of December 31, 2014, the Company's directors, employees, and our technical consultants beneficially own approximately 14.0% of our common stock. An additional 21.7% of its common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of December 31, 2014, all of the restricted stock granted in November 2010 was vested.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2014, there were 31,666 shares of such restricted stock that remained unvested.

In November 2014, two employees of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2014, there were 18,000 shares of such restricted stock that remained unvested.

In January 2015, the Company's non-employee directors were granted an aggregate of 30,000 shares of restricted stock, of which 10,000 shares vested immediately and the remaining 20,000 shares will vest over the next two years. In addition, a former technical consultant was granted an aggregate of 10,000 shares of restricted stock which vested immediately. On January 8, 2015, the Compensation Committee elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant.

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
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Transactions do not constitute a change in control under the 2010 Plan.
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

Gold Exploration

The Company, through its participation in the Joint Venture Company, controls a total of 764,917 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK, Eagle and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.

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

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the properties. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease. The Company paid Avalon on a per diem basis and reimbursed Avalon for its expenses. As additional compensation, the owner of Avalon received restricted shares of common stock and stock options to purchase shares of common stock of the Company.

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. Its team of engineers and geoscientists combined with its geographic information systems (GIS) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Avalon’s exploration team has identified or conducted discovery drilling on several gold deposits in Alaska and has completed digital GIS compilations of the Tintina Gold Belt, a regional-scale mineral province stretching from southwest Alaska to the southern Yukon Territory. Avalon also has experience exploring for copper, nickel and platinum group elements (“Cu-Ni-PGE”) deposits and also created a comprehensive GIS compilation of Cu-Ni-PGE prospects in Alaska, an internally-owned database that contains data on over 200 PGE occurrences in Alaska.

In connection with the Transactions, the Company terminated the PSA with Avalon, which is expected to provide services to the Joint Venture Company.

Services Provided by Tetlin Village Members

Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Village Council to train and employ Tetlin residents during Tetlin project exploration programs. During the 2013 exploration program, there were more than 15 Tetlin residents working on the Tetlin project exploration program, employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

On October 15, 2010, the Company entered into a consulting agreement (as amended, the “Consulting Agreement”), with the Chief of the Tetlin Village (the “Consultant”), which was terminated in January 2015 in connection with the Transactions. Under the terms of the Consulting Agreement, the Consultant assisted the Company in negotiations with other native tribes to lease additional properties and assisted the Company with State of Alaska and Federal governmental affairs issues. The Company paid the Consultant $5,000 per month and certain lodging costs while the Consultant was in Fairbanks, Alaska, in exchange for his services.

Community Affairs

The Company's activities have increased road traffic and general activity on the Tetlin lands. During the fiscal year ended June 30, 2014, the Company expended approximately $434,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. From July 2014 through December 2014, the Company expended approximately $30,000 on additional road work and other community-related efforts in the Tetlin community.

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

Adverse Weather Conditions

Weather conditions will affect our ability to conduct exploration activities and mine any ore from the Joint Venture Company’s Properties in Alaska. While exploratory drilling and related activities may only be conducted from May to October on certain of our Properties, we believe development work and any subsequent mining may be conducted year-round.
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
Off-Balance Sheet Arrangements
None
Contractual Obligations

The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. We are required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, our exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of December 31, 2014, we have paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to CORE of $150,000, (ii) 0.50% by payment to CORE of $300,000, or (iii) 0.75% by payment to CORE of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. As of December 2014, the Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015. Additionally, the Joint Venture Company will pay Royal Gold a production royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Original Properties, and a production royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties. The Joint Venture Company pays claim rentals of $86,555 per year on state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.
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
Results of Operations
Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has not generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue and other than Royal Gold’s contributions in connection with the Transactions, the Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Tetlin Properties. We do not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Tetlin Properties fail to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will need to generate significant revenues to achieve profitability and we may never do so.
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $41,217 for the three months ended December 31, 2014, compared to $39,613 for the three months ended December 31, 2013.
Exploration Expense. We reported $113,911 of exploration expense for the three months ended December 31, 2014, compared to $988,731 for the three months ended December 31, 2013. This decrease is due to that only minimal exploration work was completed during the 2014 period. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $159,192 of stock-based compensation expense for the three months ended December 31, 2014, related to restricted stock granted to our officers and directors in December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $314,204 of stock-based compensation expense for the three months ended December 31, 2013 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011, July 2012, December 2012, July 2013 and September 2013.
General and Administrative Expense. General and administrative expense for the three months ended December 31, 2014 and 2013 were $346,930 and $270,960, respectively. The majority of the increase relates to increased legal and professional expenses during the 2014 period as compared to the prior 2013 period for our Joint Venture transaction with Royal Gold which was consummated on January 8, 2015.
Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $80,236 for the six months ended December 31, 2014, compared to $100,244 for the six months ended December 31, 2013. The decrease in claim rentals and minimum royalties is due to the abandonment of our Federal rare earth element claims to devote more time and resources to our gold exploration.
Exploration Expense. We reported $214,500 of exploration expense for the six months ended December 31, 2014, compared to $6,520,290 for the six months ended December 31, 2013. This decrease is due to only minimal exploration work that was completed during the 2014 period. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $272,043 of stock-based compensation expense for the six months ended December 31, 2014, related to restricted stock granted to our officers and directors in December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $566,796 of stock-based compensation expense for the six months ended December 31, 2013 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011, July 2012, December 2012, July 2013 and September 2013.
General and Administrative Expense. General and administrative expense for the six months ended December 31, 2014 and 2013 were $1,131,641 and $605,131 respectively. The majority of the increase relates to increased legal and professional expenses during the 2014 period as compared to the prior 2013 period.
Liquidity

The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties.

On January 8, 2015, Royal Gold invested $5 million initially to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties. As part of the Closing of the Transactions, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions.

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

Royal Gold will have discretion regarding the use and allocation of funds for further exploration and development of the Contributed Assets.

Royal Gold is the Manager of the Joint Venture Company and has appointed two designates to the Management Committee of the Joint Venture Company (the “Management Committee”). The Company has appointed one designate to the Management Committee. If, after October 31, 2018, Royal Gold has earned at least a 40% membership interest in the Joint Venture by making the full $30 million investment, Royal Gold will continue to have the right to appoint two designates to the Management Committee and the Company will continue to have the right to appoint one designate thereto, The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of Royal Gold’s $30 million investment.

We must depend upon Royal Gold management of the Joint Venture Company following termination of our third party consulting agreements.

On September 29, 2014, the Company terminated its advisory agreement with JEX. In addition, the Company terminated its services agreements with Avalon Development Corporation and the Chief of the Tetlin Village in January 2015. Because we currently have only three part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, we have previously depended upon our consultants, Avalon Development Corporation and the Chief of the Tetlin Village, for the success of our exploration projects. We must depend upon Royal Gold for its expertise in planning work programs, conducting field work, evaluating drilling results and preparing development programs.

There can be no assurance that Royal Gold will fund any amount after its initial contribution.

The Joint Venture Company's LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. There is no requirement that Royal Gold contribute any amounts to the Joint Venture Company beyond its initial $5 million investment, and the Company will have limited funds to continue exploration and development of its Tetlin Properties if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

The Company may retain only a 60% interest in the Joint Venture Company and its interest could be diluted further.

The Company’s only significant asset is its interest in the Joint Venture Company. If Royal Gold funds its full $30 million investment, it will receive a 40% interest in the Joint Venture Company, and the Company will retain a 60% interest in the Joint Venture Company. In addition, once Royal Gold has earned a 40% interest in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire 40% interest to a bona fide third party purchaser. Furthermore, if the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted further.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Tetlin Properties and meet its funding obligations under the Joint Venture Company's LLC Agreement.

Upon the later of the investment by Royal Gold of $30 million into the Joint Venture Company or October 31, 2018, the Company and Royal Gold will jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration and development results achieved at the Tetlin Properties, as well as the market price of metals. There is no assurance that sources of financing will be available to the Company on acceptable terms, if at all. Failure to obtain additional financing on a timely basis will cause the Company’s interest in the Joint Venture Company to be diluted.

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

Royal Gold has far greater technical and financial resources than the Company.

Royal Gold is an international company with approximately 198 properties on six continents and a market capitalization of approximately $4.6 billion on January 8, 2015. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required and its interest in the Joint Venture Company may be substantially diluted.

The Joint Venture Company's LLC Agreement restricts the Company’s right to transfer or encumber its interests in the Joint Venture Company.

The Joint Venture Company's LLC Agreement contains certain limitations on transferring or encumbering interests in the Joint Venture Company including any transfer that would cause termination of the Joint Venture Company as a partnership for Federal income tax purposes except none of the restrictions limit the transfer of any capital stock of the Company.

The formation of the Joint Venture Company and appointment of Royal Gold as Manager do not provide assurance that further exploration efforts will be successful.

The formation of the Joint Venture Company and appointment of Royal Gold as Manager do not provide assurance that further exploration of the Tetlin Properties will be successful, any additional resource will be discovered or a commercial deposit of gold ore and associated minerals may be located. The results of any further exploration work will be assayed and analyzed to determine if additional work should be performed and additional funds expended.

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

Our business plan, which includes the drilling of the Joint Venture Company’s exploration prospects, will require substantial capital expenditures. Our ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to cease our exploration and development activities or be forced to sell all or some portion of our properties in an untimely fashion or on less than favorable terms.

We have no revenue to date from our properties, which may negatively impact our ability to achieve our business objectives.

Since the acquisition of the properties, we and our predecessors have conducted only very limited exploration activities and to date have not, discovered any commercially viable mineral deposits. Our ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than our operational expenses. We and our predecessors have carried on our business of exploring the Tetlin properties at a loss since our inception and expect that the Joint Venture Company will continue to incur losses unless and until such time as one of its properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond our control. Whether any mineral deposits we discover would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Joint Venture Company cannot discover commercially viable deposits or commence actual mining operations, we may never generate revenues and will never become profitable.

Our continued viability depends on the exploration, permitting, development and operation of the Tetlin Lease, which is the only material property of the Joint Venture Company.

Our only material project at this time is the Tetlin Lease, which is in the exploration stage. Our continued viability is based on successfully implementing our strategy, which will require the Joint Venture Company to perform appropriate exploratory and engineering work and evaluate such work, and the permitting and construction of a mine and processing facilities in a reasonable time frame.

The Tetlin Properties do not have any proven or probable reserves and the Joint Venture Company may never identify any commercially exploitable mineralization.

None of the Joint Venture Company’s properties have any proven or probable reserves. To date, the Company has only engaged in material exploration activities on the Tetlin Properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. There is no assurance that the Joint Venture Company may ever locate any mineral reserves on the Tetlin Properties or if the Joint Venture Company finds mineral reserves, they may not be in economic quantities. Additionally, even if we find minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Joint Venture Company does not establish reserves, we will be required to curtail or suspend our operations, in which case the market value of our common stock will decline, and you may lose all of your investment.

The Tetlin Properties are located in the remote regions of Alaska and exploration activities may be limited by weather and limited access and existing infrastructure.

The Joint Venture Company is focused on the exploration of its properties in the State of Alaska. The arctic climate limits most exploration activities to the period from May to October. In addition, the remote location of the properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which the Joint Venture Company can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of the Tetlin Properties and our securities.

Concentrating our capital investment in the Tetlin Properties in the State of Alaska increases our exposure to risk.

We have focused our capital investments in exploring for gold and associated mineral prospects on our Tetlin Properties in the State of Alaska. However, our exploration prospects in Alaska may not lead to any revenues or we may not be able to drill for mineral deposits at anticipated finding and development costs due to financing, environmental or operating uncertainties. Should the Joint Venture Company be able to make an economic discovery on the Tetlin Properties, we would then be solely dependent upon a single mining operation for our revenue and profits.

We will rely on the accuracy of the estimates in reports provided to the Company by Royal Gold and the Joint Venture Company’s outside consultants and engineers.

We have no in-house mineral engineering capability, and therefore will rely on the accuracy of reports provided to us by Royal Gold, and the Joint Venture Company’s independent third party consultants. If those reports prove to be inaccurate, our financial reports could have material misstatements. Further, we will use the reports of Royal Gold and such independent consultants in our financial planning. If the reports prove to be inaccurate, we may also make misjudgments in our financial planning.

Exploration activities involve a high degree of risk, and the Joint Venture Company’s exploratory drilling activities may not be successful.

Our future success will largely depend on the success of the exploration drilling programs of the Joint Venture Company. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

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

Poor results from the Joint Venture Company’s drilling activities would materially and adversely affect our future cash flows and results of operations.

The Joint Venture Company has no assurance of title to its properties.

The Joint Venture Company holds 89,917 acres in the form of State of Alaska unpatented mining claims, for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

With respect to the Tetlin Lease, the Company retained title lawyers to conduct a general examination of title to the mineral interest prior to executing the Tetlin Lease. Prior to conducting any mining activity, however, we expect that the Joint Venture Company will obtain a full title review of the Tetlin Lease to identify more fully any deficiencies in title to the lease and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies may not be cured. It does happen, from time to time, that the examination made by title lawyers reveals that the title to properties is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the Joint Venture Company may elect to proceed with mining work despite defects to the title identified in a title opinion.

The Tetlin Lease was executed with a Native American tribe for the exploration of gold ore and associated minerals. The enforcement of contractual rights against Native American tribes with sovereign powers may be difficult.

Federally recognized Native American tribes are independent governments with sovereign powers, except as those powers may have been limited by treaty or the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or Federal government allowing for the application of state law. The Tetlin Lease provides that it will be governed by applicable federal law and the law of the State of Alaska. We cannot assure you, however, that this choice of law clause would be enforceable, leading to uncertain interpretation of our rights and remedies under the Tetlin Lease.

Federally recognized Native American tribes also generally enjoy sovereign immunity from lawsuit similar to that of the states and the United States federal government. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Moreover, even if a Native American tribe effectively waives its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to matters concerning Native American lands or the internal affairs of Native American governments. Federal courts may have jurisdiction if a federal question is raised by the lawsuit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts, may be difficult or impossible to obtain. The Tetlin Lease contains a provision in which the Tetlin Village Council expressly waives its sovereign immunity to the limited extent necessary to permit judicial review in the courts in Alaska of certain issues affecting the Tetlin Lease.

Competition in the mineral exploration industry is intense, and the Joint Venture Company is smaller and has a much more limited operating history than most of its competitors.

The Joint Venture Company will compete with a broad range of mining companies with far greater resources in its exploration activities. Several mining companies concentrate drilling efforts on one type of mineral and thus may enjoy economies of scale and other efficiencies. However, the Joint Venture Company’s drilling strategies currently include exploring for gold ore and associated minerals. As a result, the Joint Venture Company may not be able to compete effectively with such companies. The Joint Venture Company will also compete for the equipment and labor required to operate and to develop its Properties if its exploration activities are successful. Most competitors have substantially greater financial resources than the Joint Venture Company. These competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than the Joint Venture Company can. In addition, most competitors have been operating for a much longer time than the Company has and have substantially larger staffs. Processing of gold and associated minerals requires complex and sophisticated processing technologies. We have no experience in the minerals processing industry.

The Company and the Joint Venture Company have only owned mining properties since the acquisition by its predecessors of the properties in 2009 and 2010. Furthermore, no member of our management has any technical training or experience in minerals exploration or mining. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to compete effectively with more experienced companies or in such a highly competitive environment.

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

Changes in commodity prices would directly affect revenues and may reduce the amount of funds available to reinvest in exploration and development activities. Reductions in mineral prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Declining metal prices may also impact the operations of the Joint Venture Company by requiring a reassessment of the commercial feasibility of any of its mining work.

Because its sole source of revenue, if its exploration efforts are successful, will be the sale of gold and associated minerals, changes in demand for, and the market price of, gold and associated minerals could significantly affect the Joint Venture Company's profitability. The value and price of our common stock may be significantly affected by declines in the prices of gold minerals and products.

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

The pricing and demand for gold and associated minerals is affected by a number of factors beyond our control, including global economic conditions and the global supply and demand for gold and associated minerals and products. Increases in the amount of gold and associated minerals sold by competitors of the Joint Venture Company may result in price reductions, reduced margins and we may not be able to compete effectively against current and future competitors.

The Joint Venture Company is subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

The Joint Venture Company's exploratory mining operations are subject to numerous laws and regulations governing its operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on the Joint Venture Company. These laws and regulations may:

•	Require that the Joint Venture Company obtain permits before commencing mining work;

•	Restrict the substances that can be released into the environment in connection with mining work;

•	Impose obligations to reclaim land in order to minimize long term effects of land disturbance;

•	Limit or prohibit mining work on protected areas.

Under these laws and regulations, the Joint Venture Company could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain only limited insurance coverage for sudden and accidental environmental damages. Accordingly, the Joint Venture Company may be subject to liability, or it may be required to cease production from properties in the event of environmental damages. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in the Joint Venture Company’s current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could increase operating costs or require capital expenditures in order to remain in compliance. Any such changes could have an adverse effect on the Joint Venture Company’s business, financial condition and results of operations.

The Joint Venture Company is subject to the Federal Mine Safety and Health Act of 1977 and regulations promulgated thereto, which impose stringent health and safety standards on numerous aspects of our operations.

The Joint Venture Company’s exploration and mining work in Alaska is subject to the Federal Mine Safety and Health Act of 1977, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. The Joint Venture Company’s failure to comply with these standards could have a material adverse effect on its business, financial condition or otherwise impose significant restrictions on its ability to conduct mining work.

The Joint Venture Company may be unable to obtain, maintain or renew permits necessary for the exploration, development or operation of any mining activities, which could have a material adverse effect on its business, financial condition or results of operation.

The Joint Venture Company must obtain a number of permits that impose strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with its current and future operations. To obtain certain permits, the Joint Venture Company may be required to conduct environmental studies, collect and present data to governmental authorities and the general public pertaining to the potential impact of our current and future operations upon the environment and take steps to avoid or mitigate the impact. The permitting rules are complex and have tended to become more stringent over time. Accordingly, permits required for mining work may not be issued, maintained or renewed in a timely fashion or at all, or may be conditioned upon restrictions which may impede its ability to operate efficiently. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on its business, its plans of operation, and properties in that the Joint Venture Company may not be able to proceed with our exploration, development or mining programs.

Anti-takeover provisions of the Company's certificate of incorporation, bylaws and Delaware law could adversely affect a potential acquisition by third parties.

In December 2012, our Board of Directors adopted a shareholder rights plan, which was amended on March 21, 2013, September 29, 2014 and December 18, 2014 (as amended, the "Rights Plan"), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on December 20, 2012. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock, and thereby adversely affect the market price of our common stock.

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

The Company's common stock is thinly traded.

As of December 31, 2014, there are approximately 3.8 million shares of our common stock outstanding, with directors, employees, and our technical consultant beneficially owning approximately 14.0% of our common stock and the Estate of Mr. Kenneth R. Peak, our former Chairman, beneficially owning approximately 21.7% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

The Company does not intend to pay dividends in the foreseeable future.

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
Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial and Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended December 31, 2014, we engaged third party consultants to ensure that our financial statements accurately reflect our financial condition and results of operations.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of February 6, 2015, we had 3,866,206 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, September 29, 2014 and December 18, 2014, that is designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to all of the Company's stockholders. The Rights Plan is not intended, nor will it operate, to prevent an acquisition of the Company on terms that are favorable and fair to all stockholders.

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

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not actually receive certificates for the Rights at this time, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights may only be exercised during a two-year period and are scheduled to expire on December 19, 2016. Upon a Triggering Event, stockholders of the Company will receive certificates for the Rights.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (11)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (14)

10.1
Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc., dated September 29, 2014(13)

10.19	Stability Agreement, by and between Contango ORE, Inc and the Native Village of Tetlin, dated October 2, 2014 †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (13)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 6, 2015	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2015	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)