Form 10-Q
period 2015-03-31
Contango ORE, Inc.
filed 2015-05-15
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of May 15, 2015 was 3,876,206.

CONTANGO ORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$2,057,390	$3,448,501
Restricted cash	4,985,239	—
Prepaid expenses	141,096	98,906
Total current assets	7,183,725	3,547,407
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	1,208,886	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	1,208,886	1,208,886
OTHER ASSETS:
Other	225,000	225,000
Total other assets	225,000	225,000
TOTAL ASSETS	$8,617,611	$4,981,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$171,026	$140,133
Accrued liabilities	55,800	46,500
Deferred option	5,000,000	—
Total current liabilities	5,226,826	186,633
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,876,206 shares issued and outstanding at March 31, 2015; 3,805,539 shares issued and outstanding at June 30, 2014	38,762	38,055
Additional paid-in capital	32,844,026	32,204,002
Accumulated deficit	(29,492,003)	(27,447,397)
SHAREHOLDERS’ EQUITY	3,390,785	4,794,660
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,617,611	$4,981,293
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
REVENUE:
Expense reimbursement	$750,000	$—	$750,000	$—
Total revenues	750,000	—	750,000	—
EXPENSES:
Claim rentals and minimum royalties	40,389	39,576	120,625	139,820
Exploration expense	278,390	214,598	492,890	6,734,888
Stock-based compensation expense	127,025	122,951	399,068	689,747
General and administrative expense	650,382	302,399	1,782,023	907,530
Total expenses	1,096,186	679,524	2,794,606	8,471,985
NET LOSS	$(346,186)	$(679,524)	$(2,044,606)	$(8,471,985)
LOSS PER SHARE
Basic and diluted	$(0.09)	$(0.18)	$(0.53)	$(2.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,873,506	3,805,539	3,832,206	3,774,576
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,044,606)	$(8,471,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	640,731	986,317
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(42,190)	7,767
Increase in accounts payable and accrued liabilities	40,193	(1,607,540)
Net cash used for operating activities	(1,405,872)	(9,085,441)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Tetlin Village	—	(100,000)
Repayment of note receivable by Tetlin Village	—	100,000
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(4,985,239)	—
Deferred option	5,000,000	—
Net cash provided by financing activities	14,761	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,391,111)	(9,085,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,448,501	13,027,932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,057,390	$3,942,491
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit Exploration	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance at June 30, 2014	3,805,539	$38,055	$32,204,002	$(27,447,397)	$4,794,660
Stock-based compensation	—	—	640,731	—	640,731
Shares vested	70,667	707	(707)	—	—
Net loss for the period	—	—	—	(2,044,606)	(2,044,606)
Balance at March 31, 2015	3,876,206	$38,762	$32,844,026	$(29,492,003)	$3,390,785
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company that engages in the exploration in Alaska for gold and associated minerals through a joint venture company, Peak Gold, LLC. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals.
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
The Original Properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the "Tetlin Lease") from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); and ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals (collectively, the “Original Properties”). If any of the Original Properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Juneau Exploration, L.P. ("JEX"), a private company involved in the exploration and production of oil and natural gas. On September 29, 2014, JEX sold its 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). See Note 10 - Related Party Transactions. The Tetlin Lease is the Company's only material property.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012 (any such properties, the "Additional Properties"). If any of the Additional Properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement. On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 10 - Related Party Transactions.

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

In connection with the Closing, the Company contributed its Tetlin lease and state of Alaska mining claims near Tok, Alaska (the "Tetlin Properties"), together with other property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company    . At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million does not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold will have the option to earn up to 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. Therefore, at Closing, Royal Gold's percentage interest in the Joint Venture Company equaled 0% and the Company's percentage interest in the Joint Venture Company equaled 100%. The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties.

The Company has completed five years of exploration efforts on the Tetlin Properties, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area on the Tetlin Lease. While no significant field exploration was conducted on the Tetlin Properties in 2014, the Joint Venture Company anticipates spending approximately $5 million in exploration work on the Tetlin Properties during the summer of 2015 and may expand the amount of exploration work in the late Summer of 2015, if drilling results warrant further work. Additionally, the Joint Venture Company acquired 59 new state of Alaska claims consisting of 9,439 acres in the Eagle claim area.

2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2014, as amended. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

3. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described below.
Management Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents. Cash equivalents are considered to be highly liquid securities having an original maturity of 90 days or less at the date of acquisition.
Restricted Cash. Cash equivalents which are restricted to be used in the development of Tetlins properties at the Joint Venture Company.
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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2015 and June 30, 2014 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2015 or June 30, 2014.

Consolidation of Joint Venture Company. The Company’s consolidated financial statements include the accounts of the Joint Venture Company, after elimination of all intercompany balances and transactions since it currently is wholly-owned by CORE Alaska, LLC, which is a wholly-owned subsidiary of the Company.

Upon the formation of the Joint Venture Company, the Company was the only owner, and under the terms of the limited liability company agreement, was entitled to all of the Joint Venture Company’s assets and liabilities until Royal Gold invests more than $5 million in the Joint Venture Company. The Company therefore consolidated 100% of the Joint Venture Company’s net assets and results of operations.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this

ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.
The FASB has issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. The ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, within those fiscal years.
The FASB has issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

4. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Acquisition of mineral interests	$—	$—	$—	$—
Exploration costs, claim rentals, and minimum royalties	318,779	254,174	613,515	6,874,708
Total costs incurred	$318,779	$254,174	$613,515	$6,874,708

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

5. Prepaid Expenses

The Company has prepaid expenses of $141,096 and $98,906 as of March 31, 2015 and June 30, 2014, respectively. Prepaid expenses relate to prepaid insurance costs, XBRL filing costs, claim rentals and certain geological consulting services and exploration activities.
6. Other Assets
If the Tetlin Lease is placed into commercial production, the Joint Venture Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty payable to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. The Company has classified these payments as “Other Assets” on the consolidated balance sheet of the Company.

7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2015			2014
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(346,186)	3,873,506	$(0.09)	$(679,524)	3,805,539	$(0.18)
Diluted Loss per Share:
Net loss attributable to common stock	$(346,186)	3,873,506	$(0.09)	$(679,524)	3,805,539	$(0.18)

	Nine Months Ended March 31,
	2015			2014
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,044,606)	3,832,206	$(0.53)	$(8,471,985)	3,774,576	$(2.24)
Diluted Loss per Share:
Net loss attributable to common stock	$(2,044,606)	3,832,206	$(0.53)	$(8,471,985)	3,774,576	$(2.24)

 Options and warrants to purchase 1,675,999 shares of common stock were outstanding as of March 31, 2015, and options and warrants to purchase 1,692,666 shares of common stock were outstanding as of March 31, 2014. These options and warrants were not included in the computation of diluted earnings per share for each three and nine month periods ended March 31, 2015 and 20134 due to being anti-dilutive as a result of the Company’s net loss for all periods presented.

8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2015, we had 3,876,206 shares of common stock outstanding. The Company also had an additional 59,666 shares of unvested restricted stock and options and warrants to purchase 1,675,999 shares of common stock outstanding as of March 31, 2015. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest in March 2015 through November 2016.
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

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not receive certificates for the Rights, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights are scheduled to expire on December 19, 2016.

9. Formation of Joint Venture Company
On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Company’s Tetlin Properties, for gold and associated minerals prospects.
In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Tetlin properties near Tok, Alaska, together with other property (the “Contributed Assets”) at an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).
As a condition to the Closing, the Company and the Tetlin Village Council entered into a Stability Agreement dated October 2, 2014, pursuant to which the Company and the Tetlin Village Council, among other things, acknowledged the continued validity of the Tetlin Lease and all its terms notwithstanding any future change in the status of the Tetlin Village Council or the property subject to the Tetlin Lease.
At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million in restricted cash (the “Royal Gold Initial Contribution”) which is classified as a deferred option on our consolidated balance sheet. The Royal Gold Initial Contribution does not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%. In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions and is included in revenue on our consolidated statements of operations.
The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company in an aggregate amount equal to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a 40% interest in the Joint Venture Company, and the Company will retain a 60% interest in the Joint Venture Company.
The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) will be used by the Joint Venture Company to fund further exploration activities on the Tetlin Properties included in the Contributed Assets.
Other than the Royal Gold's Initial Contribution, Royal Gold is not under any obligation to make capital contributions, to the Joint Venture Company by October 31, 2018 or thereafter. If Royal Gold does not make any additional capital contributions to the Joint Venture Company by October 31, 2018, and assuming there are no other new investors in the Joint Venture Company, the Company’s percentage interest in the Joint Venture Company would continue to be 100% and Royal Gold will be deemed to have resigned as a member of the Joint Venture Company effective as of October 31, 2018.
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

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $11,000 per quarter.
11. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of March 31, 2015, there were 59,666 shares of unvested restricted common stock outstanding and options to purchase 445,000 shares of common stock outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Stock-based compensation included in:
Exploration expense (1)	$136,429	$69,625	$241,663	296,571
Stock-based compensation expense (2)	127,025	122,951	399,068	689,746
Total stock-based compensation expense	$263,454	$192,576	$640,731	$986,317

(1)	Related to restricted stock and stock option awards to a former technical consultant.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of March 31, 2015.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant.

In November 2014, the Company granted 27,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2015 , there were 18,000 shares of such restricted stock that remained unvested. As of March 31, 2015, there were 21,666 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-employee directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the

Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of March 31, 2015, there were 20,000 shares of such restricted stock that remained unvested.

As of March 31, 2015, the total compensation cost related to unvested awards not yet recognized was $311,710. The remaining costs will be recognized over the remaining vesting period of the awards.

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
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of March 31, 2015, the stock options had a weighted-average remaining life of approximately 3 years. The total compensation cost related to unvested options not yet recognized as of March 31, 2015 was $10,348.

A summary of the status of stock options granted under the 2010 Plan as of March 31, 2015 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended March 31, 2015
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2014	445,000	$10.41
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2015	445,000	$10.41
Aggregate intrinsic value	$—
Exercisable, end of period	440,000	$10.42
Aggregate intrinsic value	$—
Available for grant, end of period	299,094

12. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. Originally, the Tetlin Lease allowed the Joint Venture Company to only renew 50% of the acreage, but in December 2012, the Joint Venture Company paid the Tetlin Village Council $200,000 in exchange for removing this 50% restriction. The Joint Venture Company is now able to renew all 675,000 acres in 2018. The Tetlin Lease is the Company's only material property.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Joint Venture Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2015, the Joint Venture Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000 (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment. As of March 31, 2015, the Joint Venture Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015.

Gold Exploration. The Joint Venture Company’s Triple Z, TOK/Tetlin, Eagle, Bush and ADC 2 claims are all located on state of Alaska lands. The annual claim rentals on these projects total 94,815 per year, and are due and payable in full by November 30 of each year. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

Royal Gold Royalties. Pursuant to the Royalty Purchase Agreement, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should the Joint Venture Company derive revenues from any of the Original Properties and an overriding royalty of 2.0% should the Joint Venture Company derive revenues from any of the Additional Properties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K, as amended, for the fiscal year ended June 30, 2014, previously filed with the SEC.
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

Overview

We are a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture to advance exploration and development of the Company’s Tetlin Properties, prospective for gold and associated minerals. As of March 31, 2015, the Joint Venture Company had leased or had control over State of Alaska properties totaling approximately 774,356 acres for the exploration of gold ore and associated minerals.

Background
Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed on October 15, 2009 for the purpose of engaging in exploration in the State of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in the Original Properties (defined below) from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1.0% overriding royalty interest in the Properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Original Properties by increasing the overriding royalty interest in the Original Properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX assisted the Company in acquiring land in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the Additional Properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the Original Properties and Additional Properties to Royal Gold. On the same date, we terminated our Advisory Agreement with JEX.

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

In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC (the “Joint Venture Company”) and contributed to the Joint Venture Company its Tetlin Properties near Tok, Alaska, together with other personal property (the “Contributed Assets”) at an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).

Royal Gold invested $5 million initially to fund exploration activity. The initial $5 million does not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties.

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

The Tetlin Lease originally had a ten year term beginning July 2008 with an option to renew 50% of the acreage for an additional ten years. In December 2012, the Tetlin Lease was amended, allowing the Company to renew 100% of the acreage in 2018, in exchange for $200,000, which the Company paid to the Tetlin Village Council. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tribe of Tetlin has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.
Our Tetlin Lease is the Joint Venture Company's only material property. The Joint Venture Company also holds certain state of Alaska unpatented mining claims for the exploration of gold ore and associated minerals. The Company believes that the Joint Venture Company holds good title to its properties, in accordance with standards generally accepted in the mineral industry. As is customary in the mineral industry, the Company conducts only a perfunctory title examination at the time it acquires a property. Before the Joint Venture Company begins any mine development work, however, the Joint Venture Company will conduct a full title examination and perform curative work on any defects that it deems significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made. Due to harsh weather conditions in Alaska, the Joint Venture Company's exploration field work will be normally restricted to May through October.
The following table summarizes the property holdings of the Joint Venture Company as of March 31, 2015:

Property	Location	Commodities	Claims	Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper	131	10,850	State Mining Claims
Eagle	Eastern Interior	Gold, Copper	428	65,946	State Mining Claims
Bush	Eastern Interior	Gold, Copper	48	7,680	State Mining Claims
West Fork	Eastern Interior	Gold, Copper	48	7,680	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper	45	7,200	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper	-	675,000	Lease
	TOTALS:		700	774,356

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of our executives, employees and directors with those of our stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of March 31, 2015, the Company's directors and employees beneficially own approximately 10.7% of our common stock. An additional 21.6% of our common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, our former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of March 31, 2015, all of the restricted stock granted in November 2010 was vested.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2015, there were 21,666 shares of such restricted stock that remained unvested.

In November 2014, two employees of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2015, there were 18,000 shares of such restricted stock that remained unvested.

In January 2015, the Company's non-employee directors were granted an aggregate of 30,000 shares of restricted stock, of which 10,000 shares vested immediately and the remaining 20,000 shares will vest over the next two years. In addition, a former technical consultant was granted an aggregate of 10,000 shares of restricted stock which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of March 31, 2015, there were 20,000 shares of such restricted stock that remained unvested.

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

Tribal lands are those lands that are under control by sovereign Native American tribes, such as land constituting the Tetlin Lease or Alaska Native corporations established by the Alaska Native Claims Settlement Act of 1971 (ANSCA). Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land, including land constituting the Tetlin Lease.

The State of Alaska government owns public lands. Mineral resource exploration, development and production are administered primarily by the State Department of Natural Resources. Ownership of the subsurface mineral estate, including alluvial and lode mineral rights, can be acquired by staking a 40 acre or 160 acre mining claim, which right is granted under Alaska Statute Sec. 38.05.185 to 38.05.275, as amended (the “Alaska Mining Law”). The State government continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. Private fee lands are lands that are controlled in fee-simple title by private individuals or corporations. These lands can be acquired for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.
With respect to unpatented mining claims, the State government continues to own the fee interest in real property while allowing private parties to stake claims for exploration, development and commercial extraction of minerals with rights of ingress and egress on the real property. Unpatented claims give the claimant the exclusive right, subject to permitting requirements, to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own unfettered title to either the minerals or the surface, and the mining claim is subject to annual assessment work requirements, the payment of annual rental fees which are established by the governing authority of the land on which the claim is located and royalties due to the State of Alaska after commencement of Commercial Production. Both private fee-land and unpatented mining claims and related rights, including rights to use the surface, are also subject to permitting requirements of Federal, State, Tribal and Local governments, challenges by third parties or contests by government agencies.

Gold Exploration

The Company, through its participation in the Joint Venture Company, controls a total of 774,356 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on our TOK, Eagle, Bush, AD and Triple Z claims. The Tetlin Lease is located in eastern interior Alaska, approximately 200 miles southeast of Fairbanks and 12 miles southeast of Tok, Alaska. The area is accessible via helicopter and via the 23 mile long Tetlin Village Road which provides year-round access to the Alaska Highway. Buried electrical and fiber-optic communications cables link the Tetlin Village to the Tok power and communications grid.

Through its joint venture agreement with Royal Gold, Peak Gold, LLC,   the Company expects drilling activities to resume in the second quarter of 2015 on the Tetlin project.  Several exploration prospects will be tested in addition to extension and deeper testing of the previously discovered Peak zone mineralization.   The Company expects to have the results of the first phase of drilling by early in the third quarter, at which time a decision will be made as to the extent of further drilling activities on the lease.

The Company's exploration effort on the Tetlin Lease has resulted in identifying one mineral deposit (Peak) and several other gold and copper prospects. The Company has drilled certain of these other prospect as part of our 2011, 2012 and 2013 exploration programs. The Company gathered surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle and Tok state of Alaska claims adjacent to the Tetlin Lease. The Company did not conduct drilling on the Eagle claims during the 2014 exploration program. None of our exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Tetlin project, and the Company is the only entity known to have conducted drilling operations on the Tetlin project.

The Joint Venture Company has prepared a summer of 2015 exploration program on the Tetlin Properties. The work program anticipates spending $5 million in a first phase with a possible expansion of the work program in late summer, if drilling results warrant further work. The drilling program will include exploration targets that are helicopter-supported at the Tars, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone. Most of the initial work program may be completed by the end of July with on-site sample preparation and assay results in early August.

Chief Danny Prospect

The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas, the Peak deposit, Discovery Zone, Roadcut Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery and Roadcut Zones) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. We have conducted extensive drilling on the Peak Zone. We have also conducted environmental base line studies on the areas surrounding the Chief Danny prospect, as well as conducted airborne magnetic and resistivity programs. From 2009 through 2013, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	6	1,406	—	—	47,079	2,524	—
2014	Chief Danny	—	—	—	—	—	—	—	—
	Total	15,460	1,679	3,916	762	806	91,140	6,495	2,330

2014 Exploration Program. No field exploration programs were conducted on the Tetlin project during 2014. Work conducted in previous years was sufficient to satisfy work commitment requirements of the Tetlin Lease and annual work commitment requirements of State of Alaska mining claims that are part of the Tetlin project.

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

Rare Earth Elements

While the Company previously acquired state of Alaska and federal unpatented mining claims for the exploration of rare earth elements, we abandoned our rare earth element claims to devote more time and resources to our gold exploration.

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

In connection with the Transactions, the Company terminated the PSA with Avalon, but Avalon is currently providing services to the Joint Venture Company.

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

On October 15, 2010, the Company entered into a consulting agreement (as amended, the “Consulting Agreement”), with the Chief of the Tetlin Village (the “Consultant”), which was terminated in January 2015 in connection with the Transactions. Under the terms of the Consulting Agreement, the Consultant assisted the Company in negotiations with other native tribes to lease additional properties and assisted the Company with State of Alaska and Federal governmental affairs issues. The Company p aid the Consultant $5,000 per month and certain lodging costs while the Consultant was in Fairbanks, Alaska, in exchange for his services.

Community Affairs

The Company's activities have increased road traffic and general activity on the Tetlin lands. During the fiscal year ended June 30, 2014, the Company expended approximately $434,000 on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions. From July 2014 through March 2015, the Company expended approximately $30,000 on additional road work and other community-related efforts in the Tetlin community.

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
Off-Balance Sheet Arrangements
None.
Contractual Obligations

The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. We are required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, our exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2015, we have paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. As of March 2015, the Company had prepaid $40,000 of the $75,000 advance minimum royalty that is due to the Tetlin Village Council on July 15, 2015. Additionally, the Joint Venture Company will pay Royal Gold a production royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Original Properties, and a production royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties. The Joint Venture Company pays claim rentals of $86,555 per year on state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

Application of Critical Accounting Policies and Management’s Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to its mineral reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

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

Consolidation of Joint Venture Company. The Company’s consolidated financial statements include the accounts of the Joint Venture Company, after elimination of all intercompany balances and transactions since it currently is wholly-owned by CORE Alaska, LLC, which is a wholly-owned subsidiary of the Company.

Upon the formation of the Joint Venture Company, the Company was the only owner, and under the terms of the limited liability company agreement, was entitled to all of the Joint Venture Company’s assets and liabilities until Royal Gold invests more than $5 million in the Joint Venture Company. The Company therefore consolidated 100% of the Joint Venture Company’s net assets and results of operations.
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
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue. We recognized $750,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. Revenues related to an expense reimbursement from Royal Gold to offset the costs associated with the Transactions.

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $40,389 for the three months ended March 31, 2015, compared to $39,576 for the three months ended March 31, 2014.

Exploration Expense. We reported $278,390 of exploration expense for the three months ended March 31, 2015, compared to $214,598 for the three months ended March 31, 2014. This increase is due to preliminary exploration work completed by Peak Gold, LLC for the 2015 exploration program. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $127,025 of stock-based compensation expense for the three months ended March 31, 2015, related to restricted stock granted to our officers and directors in January 2015 and December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $122,951 of stock-based compensation expense for the three months ended March 31, 2014 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011, July 2012, December 2012, July 2013 and September 2013.
General and Administrative Expense. General and administrative expense for the three months ended March 31, 2015 and 2014 were $650,382 and $302,399, respectively. The majority of the costs relate to professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015.
Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenue. We recognized $750,000 and $0 for the six months ended March 31, 2015 and 2014, respectively. Revenues related to an expense reimbursement from Royal Gold to offset the costs associated with the Transactions.

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $120,625 for the nine months ended March 31, 2015, compared to $139,820 for the nine months ended March 31, 2014. The decrease in claim rentals and minimum royalties is due to the abandonment of our Federal rare earth element claims to devote more time and resources to our gold exploration.

Exploration Expense. We reported $492,890 of exploration expense for the nine months ended March 31, 2015, compared to $6,734,888 for the nine months ended March 31, 2014. This decrease is due to only minimal exploration work that was completed during the 2014 period. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $399,068 of stock-based compensation expense for the nine months ended March 31, 2015, related to restricted stock granted to our officers and directors in January 2015 and December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $689,747 of stock-based compensation expense for the nine months ended March 31, 2014 related to the restricted stock granted in November 2010 and stock option awards granted in in September 2011, July 2012, December 2012, July 2013 and September 2013.
General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2015 and 2014 were $1,782,023 and $907,530 respectively. The majority of the increase relates to increased legal and professional expenses during the 2014 period as compared to the prior 2013 period.

Liquidity

The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties. As of March 31, 2015, the Company has approximately $2.0 million of cash, cash equivalents, and short term investments and approximated $5.0 million of restricted cash which usage is restricted solely to develop Tetlin properties through our wholly owned Joint Venture Company.

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

The Joint Venture Company holds 99,354 acres in the form of State of Alaska unpatented mining claims, for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

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

Under these laws and regulations, the Joint Venture Company could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain only limited insurance coverage for sudden and accidental environmental damages. Accordingly, the Joint Venture Company may be subject to liability, or it may be required to cease production from properties in the event of environmental damages. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in the Joint Venture Company’s current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could increase operating costs or require capital expenditures in order to remain in compliance. Any such, changes could have an adverse effect on the Joint Venture Company’s business, financial condition and results of operations.

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

As of March 31, 2015, there are approximately 3.9 million shares of our common stock outstanding, with directors, officers and employees beneficially owning approximately 10.7% of our common stock and the Estate of Mr. Kenneth R. Peak, our former Chairman, beneficially owning approximately 21.6% of our common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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
Item 4. Controls and Procedures
Brad Juneau, our President and Chief Executive Officer, together with our Chief Financial and Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2015, we had 3,876,206 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not actually receive certificates for the Rights at this time, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights are scheduled to expire on December 19, 2016. Upon a Triggering Event, stockholders of the Company will receive certificates for the Rights.

If any person actually acquires 20% or more of shares of common stock other than through a tender or exchange offer for all shares of common stock that provides a fair price and other acceptable terms for such shares or if a 20% or more stockholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which the Company survives and its shares of common stock remain outstanding, the other stockholders will be able to exercise the Rights and buy shares of common stock of the Company having approximately twice the value of the exercise price of the Rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase a certain number of the other party's common stock in an amount equal to approximately twice the value of the exercise price of the Rights.

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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc., dated September 29, 2014(13)

10.19	Stability Agreement, by and between Contango ORE, Inc and the Native Village of Tetlin, dated October 2, 2014(15) †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (13)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.
[15]	Filed as an exhibit to the Company’s report on Form 10-Q for the six months ended December 31, 2014, as filed with the Securities and Exchange Commission on February 6, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 15, 2015	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)