Form 10-Q/A
period 2015-03-31
Contango ORE, Inc.
filed 2015-10-09
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 9, 2015 was 3,904,540.

Explanatory Note

Contango ORE, Inc. is filing this amendment on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 originally filed with the SEC on May 15, 2015 (the "Original Filing"), to restate its unaudited consolidated financial statements and related footnote disclosures for the three and nine month periods ended March 31, 2015.

Restatement. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement (“the Master Agreement”), dated as of September 29, 2014, including the formation of Peak Gold, LLC (“the Joint Venture Company”),  to advance exploration of the Company’s Tetlin properties, which are prospective for gold and associated minerals.  The purpose of this Form 10-Q/A is to change the accounting method used to account for the Company's investment in the Joint Venture Company.  At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million (the “Royal Gold Initial Contribution”) for an option to earn a membership interest with additional contributions.  The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company. Royal Gold also had the right, in its sole discretion, to resign from the Company, at any time, prior to the date that Royal Gold contributed in excess of $5 million to the Joint Venture Company.  On March 31, 2015, Royal Gold’s percentage interest in the Joint Venture Company was zero.  Since inception, Royal Gold has had the right to appoint two of the three members to the Management Committee of the Joint Venture Company. The Joint Venture Company is a variable interest entity since it is dependent on the financial support from its members to continue its exploration activities. The Company is not the primary beneficiary since it does not currently have the power to direct the activities of the Joint Venture Company. The Company previously consolidated the results of Peak Gold, LLC; however, the Company has now concluded that Royal Gold has the ability to initially direct and control operations of the Joint Venture Company and that the Company's position on the Joint Venture Company's Management Committee gives it significant influence but not control; therefore, the Company determined that the Joint Venture Company should be accounted for under the equity method. The assets contributed to the Joint Venture Company by the Company were recorded at historical cost. The Company is restating to appropriately reflect the Transactions on this Form 10-Q/A.

In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions. This reimbursement was recorded as revenue in the Original Filing and has been reclassed to a contra expense account in this Form 10-Q/A to more appropriately reflect the nature of the reimbursement.

See "Note 4 - Restatement of Previously Issued Financial Statements" of this Form 10-Q/A for more information regarding the impact of the above described adjustments.

Items Amended in Form 10-Q/A. This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect the restatement:

A. Part I, Item 1. Financial Statements
B. Part I, Item 2. Management's Discussion of Financial Condition and Results of Operations
C. Part I, Item 4. Controls and Procedures

CONTANGO ORE, INC.

All references in this Form 10-Q/A to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	March 31, 2015 (Restated)	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$2,057,390	$3,448,501
Prepaid expenses	141,096	98,906
Total current assets	2,198,486	3,547,407
PROPERTY, PLANT AND EQUIPMENT:
Mineral properties	—	1,208,886
Accumulated depreciation, depletion and amortization	—	—
Total property, plant and equipment, net	—	1,208,886
OTHER ASSETS:
Investment in Peak Gold, LLC	1,270,860	—
Other	—	225,000
Total other assets	1,270,860	225,000
TOTAL ASSETS	$3,469,346	$4,981,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,524	$140,133
Accrued liabilities	48,037	46,500
Total current liabilities	78,561	186,633
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,876,206 shares issued and outstanding at March 31, 2015; 3,805,539 shares issued and outstanding at June 30, 2014	38,762	38,055
Additional paid-in capital	32,844,026	32,204,002
Accumulated deficit	(29,492,003)	(27,447,397)
SHAREHOLDERS’ EQUITY	3,390,785	4,794,660
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,469,346	$4,981,293
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015 (Restated)	2014	2015 (Restated)	2014
EXPENSES:
Claim rentals and minimum royalties	$40,389	$39,576	$120,625	$139,820
Exploration expense	140,402	214,598	354,902	6,734,888
Stock-based compensation expense	127,025	122,951	399,068	689,747
General and administrative expense	625,344	302,399	1,756,985	907,530
Expense reimbursement	(750,000)	—	(750,000)	—
Total expenses	183,160	679,524	1,881,580	8,471,985
OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC	163,026	—	163,026	—
NET LOSS	$346,186	$679,524	$2,044,606	$8,471,985
LOSS PER SHARE
Basic and diluted	$0.09	$0.18	$0.53	$2.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,873,506	3,805,539	3,832,206	3,774,576
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2015 (Restated)	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,044,606)	$(8,471,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	640,731	986,317
Loss from equity investment in Peak Gold, LLC	163,026	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(42,190)	7,767
Decrease in accounts payable and accrued liabilities	(108,072)	(1,607,540)
Net cash used for operating activities	(1,391,111)	(9,085,441)
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Tetlin Village	—	(100,000)
Repayment of note receivable by Tetlin Village	—	100,000
Acquisition of other assets	—	—
Acquisition of properties	—	—
Net cash used in investing activities	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,391,111)	(9,085,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,448,501	13,027,932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,057,390	$3,942,491
NON-CASH INVESTING ACTIVITIES:
Assets contributed to Peak Gold, LLC	$1,433,886	$—
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital		Equity
Balance at June 30, 2014	3,805,539	$38,055	$32,204,002	$(27,447,397)	$4,794,660
Stock-based compensation	—	—	640,731	—	640,731
Shares vested	70,667	707	(707)	—	—
Net loss for the period	—	—	—	(2,044,606)	(2,044,606)
Balance at March 31, 2015	3,876,206	$38,762	$32,844,026	$(29,492,003)	$3,390,785
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

Restatement of Prior Period Financial Statements. See Note 4 "Restatement of Previously Issued Financial Statements for a discussion of changes made to the accompanying consolidated financial statements.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC utilizing the equity method as the Company has significant influence through its one seat on the Management Committee. The assets contributed by the Company were recorded at historical cost.
Recently Issued Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

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

4. Restatement of Previously Issued Financial Statements

Overview. In conjunction with the preparation of the consolidated financial statements for the year ended June 30, 2015, the Company has determined that a different accounting method should have been used to account for the Joint Venture Company and has determined that the change in accounting method and related accounting matters is material to previously issued unaudited consolidated financial statements for the three and nine month periods ended March 31, 2015. As a result, these statements have been presented on a restated and amended basis in this Form 10-Q/A.

Background of Restatement. On January 8, 2015, the Company and Royal Gold through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, dated as of September 29, 2014, including the formation of a joint venture company, to advance exploration of the Company’s Tetlin properties, which are prospective for gold and associated minerals.  The purpose of this Form 10-Q/A is to change the accounting method used to account for the Company's investment in the Joint Venture Company. At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million.  The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company. Royal Gold also had the right, in its sole discretion, to resign from the Company at any time prior to the date that Royal Gold contributed in excess of $5 million to the Joint Venture Company.  On March 31, 2015, Royal Gold’s percentage interest in the Joint Venture Company was zero.  Since inception, Royal Gold has had the right to appoint two of the three members to the Management Committee of the Joint Venture Company. The Joint Venture Company is a variable interest entity since it is dependent on the financial support from its members to continue its exploration activities. The Company is not the primary beneficiary since it does not currently have the power to direct the activities of the Joint Venture Company. The Company previously consolidated the results of Peak Gold, LLC; however, the Company has now concluded that Royal Gold has the ability to initially direct and control operations of the Joint Venture Company and that the Company's position on the Joint Venture Company's Management Committee gives it significant influence but not control; therefore, the Company determined that the Joint Venture Company should be accounted for under the equity method. The assets contributed to the Joint Venture Company by the Company were recorded at historical cost. The Company is restating to appropriately reflect the Transactions and associated accounting matters on this Form 10-Q/A.

In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions. This reimbursement was recorded as revenue in the Original Filing and has been reclassed to a contra expense account in this Form 10-Q/A to more appropriately reflect the nature of the reimbursement.

The impact of the restatement on the financial statement line items is shown in the tables below. The changes impacted the financial statements as of and for the three and nine months ended March 31, 2015 and not prior periods.

The following table presents the impact of the restatement to the consolidated balance sheet as of March 31, 2015:

	March 31, 2015
	As Reported	Adjustment	As Restated
ASSETS
CURRENT ASSETS:
Cash	$2,057,390	$—	$2,057,390
Restricted cash	4,985,239	(4,985,239)	—
Prepaid expenses	141,096	—	141,096
Total current assets	7,183,725	(4,985,239)	2,198,486
PROPERTY AND EQUIPMENT:
Mineral properties	1,208,886	(1,208,886)	—
Accumulated depreciation, depletion and amortization	—	—	—
Total property, plant and equipment, net	1,208,886	(1,208,886)	—
OTHER ASSETS:
Investment in Peak Gold, LLC	—	1,270,860	1,270,860
Other	225,000	(225,000)	—
Total other assets	225,000	1,045,860	1,270,860
TOTAL ASSETS	$8,617,611	$(5,148,265)	$3,469,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$171,026	$(140,502)	$30,524
Accrued liabilities	55,800	(7,763)	48,037
Deferred option	5,000,000	(5,000,000)	—
Total current liabilities	5,226,826	(5,148,265)	78,561
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,876,206 shares issued and outstanding at March 31, 2015; 3,805,539 issued and outstanding at June 30, 2014	38,762	—	38,762
Additional paid-in capital	32,844,026	—	32,844,026
Accumulated deficit	(29,492,003)	—	(29,492,003)
SHAREHOLDERS’ EQUITY	3,390,785	—	3,390,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,617,611	$(5,148,265)	$3,469,346

The following table represents the impact of the restatement on the consolidated statement of operations for the three and nine months ended March 31, 2015:

	Three months ended March 31, 2015			Nine months ended March 31, 2015
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
REVENUES
Expense reimbursement	$750,000	$(750,000)	$—	$750,000	$(750,000)	$—
Total revenues	750,000	(750,000)	—	750,000	(750,000)	—
EXPENSES:
Delay rentals and minimum royalties	40,389	—	$40,389	$120,625	$—	$120,625
Exploration expense	278,390	(137,988)	140,402	492,890	(137,988)	354,902
Stock-based compensation expense	127,025	—	127,025	399,068	—	399,068
General and administrative expense	650,382	(25,038)	625,344	1,782,023	(25,038)	1,756,985
Expense reimbursement	—	(750,000)	(750,000)	—	(750,000)	(750,000)
Total expenses	1,096,186	(913,026)	183,160	2,794,606	(913,026)	1,881,580
OTHER EXPENSES
Equity loss from Peak Gold, LLC	—	163,026	163,026	—	163,026	163,026
NET LOSS	$(346,186)	$—	$(346,186)	$(2,044,606)	$—	$(2,044,606)
LOSS PER SHARE
Basic and diluted	$(0.09)	—	$(0.09)	$(0.53)	$—	$(0.53)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,873,506	—	3,873,506	3,832,206	—	3,832,206

The following table represents the impact of the restatement on the consolidated statement of cash flows for the nine months ended March 31, 2015:

	Nine Months Ended March 31, 2015
	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,044,606)	$—	$(2,044,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	640,731	—	640,731
Loss from equity investment in Peak Gold, LLC	—	163,026	163,026
Changes in operating assets and liabilities:
Increase in prepaid expenses	(42,190)	—	(42,190)
Decrease in accounts payable and accrued liabilities	40,193	(148,265)	(108,072)
Net cash used for operating activities	(1,405,872)	14,761	(1,391,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(4,985,239)	4,985,239	—
Deferred option	5,000,000	(5,000,000)	—
Net cash provided by financing activities	14,761	(14,761)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,391,111)	—	(1,391,111)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,448,501	—	3,448,501
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,057,390	$—	$2,057,390
NON-CASH INVESTING ACTIVITIES:
Assets contributed to Peak Gold, LLC	$—	$1,433,886	$1,433,886

There were no changes to the consolidated statement of shareholders' equity for the nine months ended March 31, 2015.

In addition, Note 3 "Summary of Significant Accounting Policies," Note 5 "Costs Incurred," "Note 7 "Other Assets," and Note 10 "Formation of Joint Venture Company" were updated for the restatement adjustments above.

5. Costs Incurred
Costs to acquire and explore the Original Properties and Additional Properties were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015 (Restated)	2014	2015 (Restated)	2014
Acquisition of mineral interests	$—	$—	$—	$—
Exploration costs, claim rentals, and minimum royalties	180,791	254,174	475,527	6,874,708
Total costs incurred	$180,791	$254,174	$475,527	$6,874,708

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

6. Prepaid Expenses

The Company has prepaid expenses of $141,096 and $98,906 as of March 31, 2015 and June 30, 2014, respectively. Prepaid expenses relate to prepaid insurance costs, XBRL filing costs, claim rentals and certain geological consulting services and exploration activities.
7. Other Assets
If the Tetlin Lease is placed into commercial production, the Joint Venture Company would be obligated to pay a production royalty to the Tetlin Village Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty payable to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. The Company has classified these payments as “Other Assets” on the consolidated balance sheet of the Company.  This asset was included in the assets contributed to the Joint Venture Company upon consummation of the transactions.
8. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2015			2014
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$346,186	3,873,506	$0.09	$679,524	3,805,539	$0.18
Diluted Loss per Share:
Net loss attributable to common stock	$346,186	3,873,506	$0.09	$679,524	3,805,539	$0.18

	Nine Months Ended March 31,
	2015			2014
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$2,044,606	3,832,206	$0.53	$8,471,985	3,774,576	$2.24
Diluted Loss per Share:
Net loss attributable to common stock	$2,044,606	3,832,206	$0.53	$8,471,985	3,774,576	$2.24

 Options and warrants to purchase 1,675,999 shares of common stock were outstanding as of March 31, 2015, and options and warrants to purchase 1,692,666 shares of common stock were outstanding as of March 31, 2014. These options and warrants were not included in the computation of diluted earnings per share for each three and nine month periods ended March 31, 2015 and 2014 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

9. Shareholders’ Equity
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

10. Formation of Joint Venture Company
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
Royal Gold will serve as manager of the Joint Venture Company ("the Manager") and will initially manage, direct, and control the operations of the Joint Venture Company.
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
At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million (the “Royal Gold Initial Contribution”). The Royal Gold Initial Contribution does not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%. In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions and is included as an expense reimbursement on our consolidated statements of operations.
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

11. Related Party Transactions
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
12. Stock-Based Compensation
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

Stock Options. The option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (7)	Expiration Date
September 2011 (1)	50,000	$13.13	Vests over two years, beginning with one-third on the grant date.	September 2016
July 2012 (2)	100,000	$10.25	Vests over two years, beginning with one-third on the grant date.	July 2017
December 2012 (3)	250,000	$10.20	Vests over two years, beginning with one-third on the grant date.	December 2017
June 2013 (4)	37,500	$10.00	Vested Immediately	June 2018
July 2013 (5)	5,000	$10.00	Vested Immediately	July 2018
September 2013 (6)	37,500	$10.01	Vested Immediately	September 2018
September 2013 (6)	15,000	$10.01	Vests over two years, beginning with one-third on the grant date.	September 2018

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

13. Commitments and Contingencies
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

Overview

We are a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture to advance exploration and development of the Company’s Tetlin Properties, which are prospective for gold and associated minerals. As of March 31, 2015, the Joint Venture Company had leased or had control over State of Alaska properties totaling approximately 774,356 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million does not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties.

Properties
Since 2009, the Company's primary focus has been the exploration and development of its Tetlin Lease and almost all of the Company's resources have been directed to that end. Our State of Alaska claims are not material properties. All work presently conducted by the Company has been directed at exploration of our Tetlin Properties and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Lease or any of the Company's other properties as defined by SEC Industry Guide 7.

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

Strategy

Partnering with strategic industry participants to expand our exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor, the Company determined to continue its exploration and development activities on the Tetlin Properties through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to a Joint Venture Company's LLC Agreement with Royal
Gold. Under the Joint Venture Company's LLC Agreement, Royal Gold is appointed as the Manager, initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. Royal Gold may resign as Manager and can be removed as Manager under certain circumstances as provided in the Joint Venture Company's LLC Agreement. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day-operations of the Joint Venture Company. Except as expressly delegated to the Manager, the Joint Venture Company's LLC Agreement provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee will be entitled to one vote. Except for the list of specific actions set forth in the Joint Venture Company's LLC Agreement, the affirmative vote by a majority of designates will be required for action.

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

Stock Options. As of the date of this report, the option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

	Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (7)	Expiration Date
September 2011 (1)	50,000	$13.13	Vests over two years, beginning with one-third on the grant date.	September 2016
July 2012 (2)	100,000	$10.25	Vests over two years, beginning with one-third on the grant date.	July 2017
December 2012 (3)	250,000	$10.20	Vests over two years, beginning with one-third on the grant date.	December 2017
June 2013 (4)	37,500	$10.00	Vested Immediately	June 2018
July 2013 (5)	5,000	$10.00	Vested Immediately	July 2018
September 2013 (6)	37,500	$10.01	Vested Immediately	September 2018
September 2013 (6)	15,000	$10.01	Vests over two years, beginning with one-third on the grant date.	September 2018

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

Gold Exploration

In connection with the closing of the Transactions with Royal Gold in January 2015 (the "Closing'), the Company formed the Joint Venture Company and contributed to the Joint Venture Company the Tetlin Lease and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the Joint Venture Company LLC Agreement. The Joint Venture Company now holds title to the Tetlin Lease and unpatented mining claims.

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

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. The President of Avalon is Curtis J. Freeman who graduated from the College of Wooster, Ohio, with a B.A. degree in Geology (1978) and graduated from the University of Alaska with an M.S. degree in Economic Geology (1980). From 1980 to the present Mr. Freeman has been actively employed in various capacities in the mining industry in numerous locations in North America, Central America, South America, New Zealand and Africa. Avalon's team of engineers and geoscientists combined with its geographic information systems (GIS) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Avalon’s exploration team has identified or conducted discovery drilling on several gold deposits in Alaska and has completed digital GIS compilations of the Tintina Gold Belt, a regional-scale mineral province stretching from southwest Alaska to the southern Yukon Territory. Avalon also has experience exploring for copper, nickel and platinum group elements (“Cu-Ni-PGE”) deposits and also created a comprehensive GIS compilation of Cu-Ni-PGE prospects in Alaska, an internally-owned database that contains data on over 200 PGE occurrences in Alaska.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC utilizing the equity method as the Company has significant influence through its one seat on the Management Committee. The assets contributed by the Company were recorded at historical cost.
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
As described further in Note 4 to the accompanying unaudited consolidated financial statements, the Company has restated its unaudited consolidated financial statements and related disclosures for the three and nine-month periods ended March 31, 2015. The following discussion and analysis for the Company's financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in the Company's previously filed quarterly reports on Form 10-Q for the three and nine-month periods ended March 31, 2015.

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

Exploration Expense. We reported $140,402 of exploration expense for the three months ended March 31, 2015, compared to $214,598 for the three months ended March 31, 2014. This decrease is due to the fact that the Joint Venture Company incurred the majority of the costs related to the preliminary exploration work completed by Peak Gold, LLC for the 2015 exploration program. These exploration expenses are included within Loss from equity investment in Peak Gold, LLC on the consolidated statement of operations. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $127,025 of stock-based compensation expense for the three months ended March 31, 2015, related to restricted stock granted to our officers and directors in January 2015 and December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $122,951 of stock-based compensation expense for the three months ended March 31, 2014 related to the restricted stock granted in November 2010 and stock option awards granted in September 2011, July 2012, December 2012, July 2013 and September 2013.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2015 and 2014 were $625,344 and $302,399, respectively. The majority of the costs relate to professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015.

Expense Reimbursement. We recognized $750,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. This amount relates to an expense reimbursement from Royal Gold to offset the costs associated with the Transactions.
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

Exploration Expense. We reported $354,902 of exploration expense for the nine months ended March 31, 2015, compared to $6,734,888 for the nine months ended March 31, 2014. This decrease is due to only minimal exploration work that was completed during the 2014 exploration program. Additionally, since the consummation of the transactions in January 2015, the Joint Venture Company has incurred all of the exploration expenses for the Company. These exploration expenses are included within Loss from equity investment in Peak Gold, LLC on the consolidated statement of operations. Components of exploration expense included drilling, permits, field rentals and field supplies as well as helicopters, transportation and fuel.

Stock-based Compensation Expense. We recognized $399,068 of stock-based compensation expense for the nine months ended March 31, 2015, related to restricted stock granted to our officers and directors in January 2015 and December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $689,747 of stock-based compensation expense for the nine months ended March 31, 2014 related to the restricted stock granted in November 2010 and stock option awards granted in September 2011, July 2012, December 2012, July 2013 and September 2013.
General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2015 and 2014 were $1,756,985 and $907,530 respectively. The majority of the increase relates to increased legal and professional expenses during the 2014 period as compared to the prior 2013 period.

Expense Reimbursement. We recognized $750,000 and $0 for the nine months ended March 31, 2015 and 2014, respectively. This amount relates to an expense reimbursement from Royal Gold to offset the costs associated with the Transactions.

Liquidity

The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties. As of March 31, 2015, the Company has approximately $2.0 million of cash, cash equivalents, and short term investments.

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

On September 29, 2014, the Company terminated its advisory agreement with JEX. In addition, the Company terminated its services agreements with Avalon Development Corporation and the Chief of the Tetlin Village in January 2015. Because the Company has historically only had part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, the Company has previously depended upon our consultants, Avalon Development Corporation and the Chief of the Tetlin Village, for the success of our exploration projects. We must depend upon Royal Gold for its expertise in planning work programs, conducting field work, evaluating drilling results and preparing development programs.

There can be no assurance that Royal Gold will fund any amount after its initial contribution.

The Joint Venture Company's LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company beyond its initial $5 million investment, and the Company will have limited funds to continue exploration and development of its Tetlin Properties if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

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

Royal Gold is an international company with approximately 198 properties on six continents and a market capitalization of approximately $4.6 billion on January 8, 2015. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

Since the acquisition of the properties, we and our predecessors have conducted only very limited exploration activities and to date have not discovered any commercially viable mineral deposits. Our ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than our operational expenses. We and our predecessors have carried on our business of exploring the Tetlin properties at a loss since our inception and expect that the Joint Venture Company will continue to incur losses unless and until such time as one of its properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond our control. Whether any mineral deposits we discover would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Joint Venture Company cannot discover commercially viable deposits or commence actual mining operations, we may never generate revenues and will never become profitable.

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

Item 4. Controls and Procedures

Restatement. In connection with preparing the Company’s Form 10-K, the Company reviewed its accounting for its transaction with Royal Gold, Inc. (“Royal Gold”) and the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”). The Company had previously consolidated the results of the Joint Venture Company as of March 31, 2015. However, Royal Gold currently serves as Manager of the Joint Venture Company and has designated two of the three members on the Joint

Venture Company's Management Committee, allowing Royal Gold to control the Joint Venture Company. The Company's position on the Joint Venture Company's Management Committee gives it significant influence. Therefore, the Company determined that the Joint Venture Company should be accounted for under the equity method resulting in the restatement of its Original Form 10-Q filed on May 15, 2015. For a further discussion of this change and its impact on our unaudited consolidated financial statements contained in the Original Filing, see “Note 4 - Restatement of Previously Issued Financial Statements” in the notes to unaudited consolidated financial statements in this Form 10-Q/A.

Description of Material Weakness as of March 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the restatement described above, management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, concluded that, as of March 31, 2015, there was a material weakness in our internal control over financial reporting with respect to complex, non-recurring transactions. Therefore we have concluded that our internal control over financial reporting was not effective as of June 30, 2015.

Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of our President and Chief Executive Officer and Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015.

However, as described above, it has recently been determined that a material weakness existed in the Company’s internal control over financial reporting with respect to complex, non-recurring transactions.  Accordingly, the Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have since concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015. The Company is remediating the material weakness by implementing accounting controls related to the Joint Venture Company and, among other things, implementing an enhanced review of non-routine transactions of a complex nature. These actions are subject to ongoing senior management review and Audit Committee oversight.

Notwithstanding the identified material weakness, management believes the unaudited condensed combined and consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting. Other than described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The following is a list of exhibits filed as part of this Form 10-Q/A. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

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

CONTANGO ORE, INC.

Date: October 9, 2015	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 9, 2015	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)