Form 10-Q
period 2015-09-30
Contango ORE, Inc.
filed 2015-11-12
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 11, 2015 was 3,904,540.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	September 30, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$1,783,475	$1,947,046
Prepaid expenses	36,297	67,384
Total current assets	1,819,772	2,014,430
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—
TOTAL ASSETS	$1,819,772	$2,014,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,056	$24,876
Accrued liabilities	129,135	78,104
Total current liabilities	138,191	102,980
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,904,540 shares issued and outstanding at September 30, 2015; 3,876,206 shares issued and outstanding at June 30, 2015	39,045	38,762
Additional paid-in capital	33,148,378	32,928,038
Accumulated deficit	(31,505,842)	(31,055,350)
SHAREHOLDERS’ EQUITY	1,681,581	1,911,450
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,819,772	$2,014,430
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2015	2014
EXPENSES:
Claim rentals and minimum royalties	$14,425	$39,019
Exploration expense	—	100,589
General and administrative expense	436,067	897,562
Total expenses	450,492	1,037,170
OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—
NET LOSS	$(450,492)	$(1,037,170)
LOSS PER SHARE
Basic and diluted	$(0.12)	$(0.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,880,210	3,805,539
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,492)	$(1,037,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	220,623	169,851
Changes in operating assets and liabilities:
Decrease in prepaid expenses	31,087	45,325
Decrease in accounts payable and accrued liabilities	35,211	41,815
Net cash used for operating activities	(163,571)	(780,179)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(163,571)	(780,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,947,046	3,448,501
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,783,475	$2,668,322
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital		Equity
Balance at June 30, 2015	3,876,206	$38,762	$32,928,038	$(31,055,350)	$1,911,450
Stock-based compensation	—	—	220,623	—	220,623
Shares vested	28,334	283	(283)	—	—
Net loss for the period	—	—	—	(450,492)	(450,492)
Balance at September 30, 2015	3,904,540	$39,045	$33,148,378	$(31,505,842)	$1,681,581
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
On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned its properties and certain other assets and liabilities to Contango. Contango contributed the properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock. The above transactions occurred among companies under common control and was accounted for as transactions among entities under common control, in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" whereby the acquired assets and liabilities were recognized in the financial statements at their carrying amounts.
Since the Company is still in an exploration stage, an investment in the Company involves a high degree of risk and uncertainty. The Company’s fiscal year end is June 30.
The properties contributed by Contango included: i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). On September 29, 2014, Juneau Exploration L.P. (“JEX”) sold its 3.0% production royalty to Royal Gold. See Note 11 - Related Party Transactions.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. If any such properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement. On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 11 - Related Party Transactions.

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

The Company has completed five years of exploration efforts on the Tetlin Properties, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area on the Tetlin Lease. In 2015, two phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property. Additionally, the Joint Venture Company acquired 59 new state of Alaska claims consisting of 9,439 acres in the Eagle claim area.

2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2015 and June 30, 2015 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2015 or June 30, 2015.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC utilizing the equity method as the Company has significant influence but not control represented by one of three seats on the Management Committee. The assets contributed by the Company were initially recorded at historical cost.
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

4. Investment in Peak Gold, LLC

The Company recorded its investment at the historical cost of the assets contributed which was approximately $1.4 million. As of September 30, 2015 the Company holds a 100% economic interest in the Joint Venture Company.
The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (Inception) to September 30, 2015:

Inception to
September 30, 2015
Investment in Peak Gold, LLC at formation	$1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance	$—
The following table presents the condensed balance sheet for Peak Gold, LLC as of September 30, 2015:

September 30, 2015
ASSETS
Cash and cash equivalents	$2,394,838
Mineral properties	1,433,886
TOTAL ASSETS	$3,828,724

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$3,012,429
TOTAL LIABILITIES	$3,012,429
MEMBERS' EQUITY	816,295
TOTAL LIABILITIES AND MEMBERS' EQUITY	$3,828,724

    The Company's share in the results of operations for the three months ended September 30, 2015 was a loss of $3.3 million. The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of September 30, 2015 the Joint Venture Company's inception-to-date cumulative loss of $5.6 million, exceeds the historical cost of our investment in Peak Gold, LLC, of $1.4 million. Therefore the investment in Peak Gold, LLC has a balance of zero as of September 30, 2015. The Company is not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to September 30, 2015 are $4.2 million. The following table presents the condensed results of operations for Peak Gold, LLC from inception to the period ended September 30, 2015:

Period Ended
September 30, 2015
EXPENSES:
Exploration expense	$2,960,055
General and administrative	354,254
Total expenses	3,314,309
NET LOSS	$3,314,309

5. Costs Incurred
Costs to acquire and explore our Tetlin Lease and other properties were as follows:

	Three Months Ended September 30,
	2015	2014
Exploration costs, claim rentals, and minimum royalties	$14,425	$139,608
Total costs incurred	$14,425	$139,608

The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as the Company initiates and continues conducting mining operations on the Tetlin Lease. The Joint Venture Company may renew the entire Tetlin lease, consisting of 675,000 acres in July 2018. The current quarter expense relates to the amortization of claim rental payments with August 2015 expirations. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

6. Prepaid Expenses

The Company has prepaid expenses of $36,297 and $67,384 as of September 30, 2015 and June 30, 2015, respectively. Prepaid expenses relate to prepaid insurance costs, XBRL filing costs, claim rentals and certain geological consulting services and exploration activities.
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

8. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2015			2014
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(450,492)	3,880,210	$(0.12)	$(1,037,170)	3,805,539	$(0.27)
Diluted Loss per Share:
Net loss attributable to common stock	$(450,492)	3,880,210	$(0.12)	$(1,037,170)	3,805,539	$(0.27)

 Options and warrants to purchase 1,675,999 and 1,675,999 shares of common stock were outstanding as of September 30, 2015 and 2014, respectively. These options and warrants were not included in the computation of diluted earnings per share for each three month periods ended September 30, 2015 and 2014 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.
9. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2015, we had 3,904,540 shares of common stock outstanding. The Company also had an additional 116,332 shares of unvested restricted stock and options and warrants to purchase 1,675,999 shares of common stock outstanding as of September 30, 2015. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest in December 2015 through September 2018.
Rights Plan
On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, September 29, 2014, December 18, 2014, and on November 11, 2015. Under the terms of the amended Rights Plan, each right (a "Right") will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth R. Peak and its affiliates, acquires beneficial ownership of 23% or more of the Company's common stock.

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not receive certificates for the Rights, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights are scheduled to expire on December 19, 2018.

10. Formation of Joint Venture Company
On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Company’s Tetlin Properties, for gold and associated minerals prospects.
In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Tetlin properties near Tok, Alaska, together with other property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed fair value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).
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

11. Related Party Transactions
Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer, is also the sole manager of JEX, a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining other properties and initially engaged Avalon to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in such properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the properties transferred.
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX provided assistance in acquiring additional properties in Alaska in exchange for a production royalty of 2.0% on properties acquired after July 1, 2012.
On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the Tetlin Property to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $11,000 per quarter. This lease expires in February 2016.
12. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 30, 2015, there were 116,332 shares of unvested restricted common stock outstanding and options to purchase 445,000 shares of common stock outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended September 30,
	2015	2014
Stock-based compensation included in:
Exploration expense (1)	$—	$57,000
Stock-based compensation expense (2)	220,623	112,851
Total stock-based compensation expense	$220,623	$169,851

(1)	Related to restricted stock and stock option awards to a former technical consultant.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of September 30, 2015.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2015, there were 21,666 shares of such restricted stock that remained unvested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2015, there were 18,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-employee directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of September 30, 2015, there were 20,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2015, there were 56,666 shares of such restricted stock that remained unvested.

As of September 30, 2015, the total compensation cost related to unvested awards not yet recognized was $421,173. The remaining costs will be recognized over the remaining vesting period of the awards.

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
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of September 30, 2015, the stock options had a weighted-average remaining life of approximately 2 years. The total compensation cost related to these options had been fully recognized as of September 30, 2015 as all of the options are fully vested.
A summary of the status of stock options granted under the 2010 Plan as of September 30, 2015 and changes during the three months then ended, is presented in the table below:

	Three Months Ended September 30, 2015
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2015	445,000	$10.41
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2015	445,000	$10.41
Aggregate intrinsic value	$—
Exercisable, end of period	445,000	$10.41
Aggregate intrinsic value	$—
Available for grant, end of period	299,094

13. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease has a ten year term beginning July 2008 with an option to renew for an additional ten years, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company may renew the Tetlin Lease consisting of 675,000 acres in 2018.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Joint Venture Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2015, the Joint Venture Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000 (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K, for the fiscal year ended June 30, 2015, previously filed with the SEC.
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

In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC and contributed to the Joint Venture Company its Tetlin Property near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  On August 31, 2015, the Joint Venture Company approved additional exploration work during the fall of 2015. Royal Gold committed to make an additional capital contribution of approximately $4 million for an aggregate investment of approximately $9 million. Royal Gold may earn up to an approximately 8% economic ownership of the joint venture by contributing the $9 million. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the Tetlin Property.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Tetlin Property") held by the Joint Venture Company as of September 30, 2015:

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives, employees and directors with those of its stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of September 30, 2015, the Company's directors and officers beneficially own approximately 14.6% of the Company's common stock. An additional 21.4% of the Company's common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of September 30, 2015, all of the restricted stock granted in November 2010 was vested.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2015, there were 21,666 shares of such restricted stock that remained unvested.

In November 2014, two employees of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2015, there were 18,000 shares of such restricted stock that remained unvested.

In January 2015, the Company's non-employee directors were granted an aggregate of 30,000 shares of restricted stock, of which 10,000 shares vested immediately and the remaining 20,000 shares will vest over the next two years. In addition, a former technical consultant was granted an aggregate of 10,000 shares of restricted stock which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of September 30, 2015, there were 20,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2015, there were 56,666 shares of such restricted stock that remained unvested.

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

The Joint Venture Company initiated a summer of 2015 exploration program on the Tetlin Lease. The work program anticipated spending $5 million with a possible expansion of the work program in early fall if drilling results warranted further work. The drilling program included exploration targets that were helicopter-supported at the Tors, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone area. Most of the initial work program (Phase 1) was completed by early August with on-site sample preparation and assay results receivedby early September. On August 31, 2015, the Joint Venture Company approved a budget of up to approximately $4 million for additional exploration work to be completed before the drilling season ends in October.

The exploration effort on the Tetlin Lease has resulted in identifying one mineral deposit (Peak) and several other gold and copper prospects following drilling programs in 2011, 2012, 2013 and 2015. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Tetlin project, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Tetlin project.

Chief Danny Prospect

The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Peak deposit, Discovery Zone, North Peak/Blue Moon Zone and the Saddle Zone. The

Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery, Peak West, North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Peak Zone. The Company has also conducted environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through 2015, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	6	1,406	—	—	47,079	2,524	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	7,322	133				46,128
	Total	22,782	1,812	3,916	762	806	137,268	6,495	2,330

In 2015, two phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property totaling 14,059 meters (46,128 feet) in 61 holes. The Joint Venture Company estimates it will have spent $6.3 million to complete both programs including drilling, geochemical analyses, landholding fees and other related expenses.

2015 Exploration Program - Phase II. The Joint Venture Company completed 6,897 meters (22,629 ft) of core drilling in 32 core holes during the 2015 Phase II drilling program on the Tetlin Property, which was completed October 19, 2015. Drilling targeted two areas, Peak West and North Peak/Blue Moon, with the objective of defining mineralization geometry and geochemical variability.

The map below depicts the location of the 32 core holes drilled during the 2015 Phase II drilling program:
2015 PHASE II CORE HOLES DRILLED

Explanation
Drill collar - 2015 Phase 2
Drill collar - 2015 Phase 1
Drill collar - pre 2015
Road
Trail
0
60
120
Meters
15170
15161
15172
15166
15162
15164
15168
15169
15178
15167
15177
15175
15165
15160
15171
15163
15173
15181
15183
15179
15182
15184
15176
15188
15185
15186
15190
15187
15189
15174
15191
15180

Significant 2015 Drill Intercepts from the 2015 Phase II Program. Sample intervals are calculated using 0.5 grams per ton (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained to date for Phase II of the 2015 Program of which 19 holes of 32 have been assayed:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15161	Blue Moon	81.69	84.73	3.04	0.031	1.072	0	0.024
TET15162	Blue Moon	165.22	178.16	12.94	0.006	0.197	3.300	0.130
including	Blue Moon	175.80	178.16	2.36	0.026	0.894	4.000	0.147
TET15163	North Peak	138.44	155.06	16.62	0.025	0.851	3.400	0.179
including	North Peak	138.44	139.53	1.09	0.132	4.530	8.900	0.083
and	North Peak	143.20	146.08	2.88	0.069	2.350	3.200	0.122
TET15164	Blue Moon	79.20	81.14	1.94	0.075	2.560	2.500	0.089
TET15165	North Peak	30.42	32.34	1.92	2.068	70.898	39.000	0.015
TET15165	North Peak	55.17	57.93	2.76	0.053	1.805	0.900	0.017
TET15165	North Peak	102.11	111.25	9.14	0.082	2.800	3.800	0.058
including	North Peak	109.06	109.59	0.53	0.849	29.100	23.900	0.184
TET15166	Blue Moon	73.29	78.48	5.19	0.017	0.594	4.400	0.175
TET15167	North Peak	49.68	57.00	7.32	0.196	6.725	1.800	0.033
including	North Peak	49.68	51.00	1.32	0.983	33.700	6.000	0.061
TET15167	North Peak	105.72	113.15	7.43	0.021	0.731	1.500	0.074
TET15167	North Peak	118.45	126.21	7.76	0.362	12.414	3.000	0.097
including	North Peak	125.56	126.21	0.65	1.374	47.100	5.700	0.094
TET15167	North Peak	163.73	173.67	9.94	0.017	0.573	10.000	0.216
including	North Peak	163.73	164.14	0.41	0.084	2.890	12.100	0.345
and	North Peak	166.52	166.92	0.40	0.065	2.230	10.900	0.302
TET15168	Blue Moon	111.55	114.28	2.73	0.106	3.630	5.100	0.140
TET15169	North Peak	22.85	27.16	4.31	0.088	3.028	1.500	0.020
TET15169	North Peak	50.08	54.11	4.03	0.046	1.573	11.700	0.143
including	North Peak	50.08	50.63	0.55	0.236	8.100	38.600	0.052
TET15169	North Peak	110.78	132.62	21.84	0.041	1.414	2.000	0.141
including	North Peak	115.29	116.43	1.14	0.134	4.590	5.500	0.197
and	North Peak	118.78	121.02	2.24	0.167	5.736	3.400	0.221
TET15170	Blue Moon	176.01	189.74	13.73	0.019	0.645	5.200	0.212
including	Blue Moon	182.22	184.32	2.10	0.068	2.340	7.300	0.337
TET15171	North Peak	3.96	10.97	7.01	0.050	1.724	0.800	0.021
TET15171	North Peak	17.34	34.14	16.80	0.523	17.939	4.200	0.027
including	North Peak	20.73	22.63	1.90	1.788	61.300	10.100	0.071
and	North Peak	24.61	25.73	1.12	1.441	49.400	22.200	0.013
TET15171	North Peak	44.50	50.14	5.64	0.110	3.760	14.600	0.014
TET15173	North Peak	123.97	127.64	3.67	0.392	13.449	96.900	0.072
TET15174	Peak West	3.35	8.89	5.54	0.644	22.077	7.6	0.110
including	Peak West	5.49	7.36	1.87	1.820	62.400	19.3	0.158
TET15174	Peak West	14.78	21.03	6.25	0.188	6.451	3.3	0.126
including	Peak West	18.59	19.11	0.52	1.152	39.500	8.5	0.152
TET15174	Peak West	44.35	55.63	11.28	0.100	3.429	2.8	0.177
including	Peak West	44.78	46.95	2.17	0.230	7.878	4.2	0.217
TET15176	Peak West	7.92	76.39	68.47	0.159	5.457	0.400	0.059
including	Peak West	44.85	76.39	31.54	0.263	9.029	0.400	0.055
TET15177	North Peak	45.84	68.88	23.04	0.579	19.859	4.2	0.056
including	North Peak	49.99	51.22	1.23	1.712	58.700	8.7	0.091
and	North Peak	62.35	64.68	2.33	2.552	87.513	9.2	0.154
TET15177	North Peak	74.68	79.55	4.87	0.138	4.746	2.8	0.057

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15178	North Peak	14.85	15.88	1.03	0.065	2.240	3.0	0.020
TET15178	North Peak	45.21	46.61	1.40	0.059	2.020	4.3	0.147
TET15178	North Peak	81.38	83.60	2.22	0.051	1.760	0.8	0.017
TET15178	North Peak	126.89	134.72	7.83	0.007	0.234	2.0	0.106
TET15178	North Peak	157.81	167.81	10.00	—	0.017	2.1	0.163
including	North Peak	161.99	163.43	1.44	0.001	0.032	5.7	0.491
TET15180	Discovery	153.92	159.85	5.93	0.016	0.543	19.7	0.286
including	Discovery	153.92	154.57	0.65	0.120	4.100	22.1	0.424
and	Discovery	158.11	159.85	1.74	0.002	0.085	54.2	0.747
TET15180	Discovery	187.40	189.05	1.65	0.058	1.988	25.2	0.356

2015 Exploration Program - Phase I. The Joint Venture Company completed 7,162 meters (23,498 ft) of core drilling in 29 core holes during the 2015 Phase I drilling program on the Tetlin Property, which was completed August 9, 2015. Drilling targeted seven areas identified through prior geophysical surveys and geochemical sampling outside the Peak Zone in the greater Chief Danny prospect.

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

Services Provided by Tetlin Village Members

Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Village Council to train and employ Tetlin residents during Tetlin project exploration programs. During the 2013 and 2015 exploration program, there were 10 to 15 Tetlin residents working on the Tetlin project exploration program, employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

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

Community Affairs

In April 2015, the Joint Venture Company entered into a Community Support Agreement with the Tetlin Village for a one year period, renewable by mutual consent of both parties annually. Under the agreement the Joint Venture Company provides payments to the village three times during the year for an aggregate amount of $100,000. The agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company on a daily basis during the exploration season on an as needed basis. Funding through the end of August 2015 has amounted to $75,000.
    The Joint Venture Company's activities have increased road traffic and general activity on the Tetlin lands. During the three months ended September 30, 2015 the Joint Venture Company expended approximately $70,000, on road work, snow plowing, flood relief, winter fuel, village repairs and charitable contributions.

Adverse Weather Conditions

Weather conditions will affect the Joint Venture Company's ability to conduct exploration activities and mine any ore from the Tetlin Property in Alaska. While exploratory drilling and related activities have only be conducted from May to October on the Tetlin Property, the Company believes exploration, development work and any subsequent mining may be conducted year-round.
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
Off-Balance Sheet Arrangements
None.
Contractual Obligations

The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. We are required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, our exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2015, we have paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold a production royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Original Properties, and a production royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from the Additional Properties. The Joint Venture Company pays claim rentals of $94,815 per year on state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $14,425 for the three months ended September 30, 2015, compared to $39,019 for the three months ended September 30, 2014. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

Exploration Expense. We reported $0 of exploration expense for the three months ended September 30, 2015, compared to $100,589 for the three months ended September 30, 2014. Since the consummation of the Transactions in January 2015, the Joint Venture Company has incurred all of the exploration expenses for the Company. The fiscal year 2016 exploration expenses are included within Loss from equity investment in Peak Gold, LLC on the consolidated statement of operations. Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2015 and 2014 were $436,067 and $897,562, respectively. The majority of the costs in the prior year relate to professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015. Current year general and administrative expenses primarily relate to audit fees, legal fees, and stock-based compensation expense. We recognized $220,623 of stock-based compensation expense for the three months ended September 30, 2015, related to restricted stock granted to our officers and directors in September 2015, January 2015, and December 2013, and stock option awards granted in September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $112,851 of stock-based compensation expense for the three months ended September 30, 2014 related to the restricted stock granted in December 2013 and stock option awards granted in July 2012, December 2012, and September 2013.

Liquidity

Historically, the Company's primary cash requirements have been for exploration-related expenses and the Company's sources of cash have been from common stock offerings. The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties. As of September 30, 2015, the Company has approximately $1.8 million of cash, cash equivalents, and short term investments.

On January 8, 2015, Royal Gold invested $5 million initially to fund exploration activity, and will have the option to earn up to a 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties. As part of the Closing of the Transactions, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions. On August 31, 2015, the Joint Venture Company approved additional exploration work during the fall of 2015. Royal Gold committed to make an additional capital contribution of approximately $4 million for an aggregate investment of approximately $9 million.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2015, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

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

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 198 properties on six continents and a market capitalization of approximately $3 billion on September 30, 2015. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

The Company's continued viability depends on the exploration, permitting, development and operation of the Tetlin Lease.

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

In December 2012, the Board of Directors adopted a shareholder rights plan, which was amended on March 21, 2013, September 29, 2014, December 18, 2014, and November 11, 2015 (as amended, the "Rights Plan"), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of the Company's common stock held of record. The Rights Plan is scheduled to expire in December 19, 2017. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of Company's outstanding common stock, and thereby adversely affect the market price of the Company's common stock.

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

As of September 30, 2015, there are approximately 3.9 million shares of the Company's common stock outstanding, with directors and officers and beneficially owning approximately 14.6% of the common stock and the Estate of Mr. Kenneth R. Peak and its affiliates, the Company's former Chairman, beneficially owning approximately 21.4% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2015. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting. In the Company's Quarterly Report on Form 10-Q/A for the nine months ended March 31, 2015 and the Company's Annual Report on Form 10-K for the period ended June 30, 2015, management reported a material weakness in internal controls related to its accounting for the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”). Since identifying these deficiencies, management implemented additional internal controls and review procedures designed to strengthen the control environment and remediate the material weakness. During the three months ended September 30, 2015, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that the control enhancements sufficiently remediate the material weakness previously reported.

Other than the remediation process described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2015, we had 3,904,950 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, September 29, 2014, December 18, 2014, and November 11, 2015 that is designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to all of the Company's stockholders. The Rights Plan is not intended, nor will it operate, to prevent an acquisition of the Company on terms that are favorable and fair to all stockholders.

Under the terms of the Rights Plan, each right (a "Right") will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the Estate of Mr. Kenneth Peak and its affiliates, which currently beneficially owns approximately 23% of the Company, acquires beneficial ownership of 23% or more of the Company's common stock or commences a tender or exchange offer that would result in such a person or group owning 23% or more of the common stock (the “Triggering Event”). Only when one or more of these events occur will stockholders receive certificates for the Rights.

Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not actually receive certificates for the Rights at this time, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights are scheduled to expire on December 19, 2018. Upon a Triggering Event, stockholders of the Company will receive certificates for the Rights.

If any person actually acquires 23% or more of shares of common stock other than through a tender or exchange offer for all shares of common stock that provides a fair price and other acceptable terms for such shares or if a 23% or more stockholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which the Company survives and its shares of common stock remain outstanding, the other stockholders will be able to exercise the Rights and buy shares of common stock of the Company having approximately twice the value of the exercise price of the Rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase a certain number of the other party's common stock in an amount equal to approximately twice the value of the exercise price of the Rights.

The Company will be entitled to redeem the Rights at $0.01 per Right at any time until the earlier of (i) the tenth day following public announcement that a person has acquired a 23% ownership position in shares of common stock of the Company or (ii) the final expiration date of the Rights. The Company in its discretion may extend the period during which it may redeem the Rights.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (11)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (14)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. †

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

CONTANGO ORE, INC.

Date: November 11, 2015	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2015	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)