Form 10-Q/A
period 2015-09-30
Contango ORE, Inc.
filed 2015-11-16
CIK 1502377

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 16, 2015 was 3,904,540.

Explanatory Note

Contango ORE, Inc. is filing this amendment on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 originally filed with the SEC on November 12, 2015 (the "Original Filing"), to correct the table that summarizes the significant drilling results obtained to date for Phase II of the 2015 Program of which 19 holes of 32 have been assayed where the amounts shown in the column Au gpt and Au opt were inadvertently reversed.

Items Amended in Form 10-Q/A. This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the amendment. The following items in the Original Filing have been amended as a result of, and to reflect the restatement:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q/A and in our Form 10-K, for the fiscal year ended June 30, 2015, previously filed with the SEC.
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

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Form 10-Q/A for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

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

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15161	Blue Moon	81.69	84.73	3.04	1.072	0.031	—	0.024
TET15162	Blue Moon	165.22	178.16	12.94	0.197	0.006	3.3	0.130
including	Blue Moon	175.80	178.16	2.36	0.894	0.026	4.0	0.147
TET15163	North Peak	138.44	155.06	16.62	0.851	0.025	3.4	0.179
including	North Peak	138.44	139.53	1.09	4.530	0.132	8.9	0.083
and	North Peak	143.20	146.08	2.88	2.350	0.069	3.2	0.122
TET15164	Blue Moon	79.20	81.14	1.94	2.560	0.075	2.5	0.089
TET15165	North Peak	30.42	32.34	1.92	70.898	2.068	39.0	0.015
TET15165	North Peak	55.17	57.93	2.76	1.805	0.053	0.9	0.017
TET15165	North Peak	102.11	111.25	9.14	2.800	0.082	3.8	0.058
including	North Peak	109.06	109.59	0.53	29.100	0.849	23.9	0.184
TET15166	Blue Moon	73.29	78.48	5.19	0.594	0.017	4.4	0.175
TET15167	North Peak	49.68	57.00	7.32	6.725	0.196	1.8	0.033
including	North Peak	49.68	51.00	1.32	33.700	0.983	6.0	0.061
TET15167	North Peak	105.72	113.15	7.43	0.731	0.021	1.5	0.074
TET15167	North Peak	118.45	126.21	7.76	12.414	0.362	3.0	0.097
including	North Peak	125.56	126.21	0.65	47.100	1.374	5.7	0.094
TET15167	North Peak	163.73	173.67	9.94	0.573	0.017	10.0	0.216
including	North Peak	163.73	164.14	0.41	2.890	0.084	12.1	0.345
and	North Peak	166.52	166.92	0.40	2.230	0.065	10.9	0.302
TET15168	Blue Moon	111.55	114.28	2.73	3.630	0.106	5.1	0.140
TET15169	North Peak	22.85	27.16	4.31	3.028	0.088	1.5	0.020
TET15169	North Peak	50.08	54.11	4.03	1.573	0.046	11.7	0.143
including	North Peak	50.08	50.63	0.55	8.100	0.236	38.6	0.052
TET15169	North Peak	110.78	132.62	21.84	1.414	0.041	2.0	0.141
including	North Peak	115.29	116.43	1.14	4.590	0.134	5.5	0.197
and	North Peak	118.78	121.02	2.24	5.736	0.167	3.4	0.221
TET15170	Blue Moon	176.01	189.74	13.73	0.645	0.019	5.2	0.212
including	Blue Moon	182.22	184.32	2.10	2.340	0.068	7.3	0.337
TET15171	North Peak	3.96	10.97	7.01	1.724	0.050	0.8	0.021
TET15171	North Peak	17.34	34.14	16.80	17.939	0.523	4.2	0.027
including	North Peak	20.73	22.63	1.90	61.300	1.788	10.1	0.071
and	North Peak	24.61	25.73	1.12	49.400	1.441	22.2	0.013
TET15171	North Peak	44.50	50.14	5.64	3.760	0.110	14.6	0.014
TET15173	North Peak	123.97	127.64	3.67	13.449	0.392	96.9	0.072
TET15174	Peak West	3.35	8.89	5.54	22.077	0.644	7.6	0.110
including	Peak West	5.49	7.36	1.87	62.400	1.820	19.3	0.158
TET15174	Peak West	14.78	21.03	6.25	6.451	0.188	3.3	0.126
including	Peak West	18.59	19.11	0.52	39.500	1.152	8.5	0.152
TET15174	Peak West	44.35	55.63	11.28	3.429	0.100	2.8	0.177
including	Peak West	44.78	46.95	2.17	7.878	0.230	4.2	0.217
TET15176	Peak West	7.92	76.39	68.47	5.457	0.159	0.4	0.059
including	Peak West	44.85	76.39	31.54	9.029	0.263	0.4	0.055
TET15177	North Peak	45.84	68.88	23.04	19.859	0.579	4.2	0.056
including	North Peak	49.99	51.22	1.23	58.700	1.712	8.7	0.091
and	North Peak	62.35	64.68	2.33	87.513	2.552	9.2	0.154
TET15177	North Peak	74.68	79.55	4.87	4.746	0.138	2.8	0.057

TET15178	North Peak	14.85	15.88	1.03	2.240	0.065	3.0	0.020
TET15178	North Peak	45.21	46.61	1.40	2.020	0.059	4.3	0.147
TET15178	North Peak	81.38	83.60	2.22	1.760	0.051	0.8	0.017
TET15178	North Peak	126.89	134.72	7.83	0.234	0.007	2	0.106
TET15178	North Peak	157.81	167.81	10.00	0.017	—	2.1	0.163
including	North Peak	161.99	163.43	1.44	0.032	0.001	5.7	0.491
TET15180	Discovery	153.92	159.85	5.93	0.543	0.016	19.7	0.286
including	Discovery	153.92	154.57	0.65	4.100	0.120	22.1	0.424
and	Discovery	158.11	159.85	1.74	0.085	0.002	54.2	0.747
TET15180	Discovery	187.40	189.05	1.65	1.988	0.058	25.2	0.356

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

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q/A and in our Form 10-K for the fiscal year ended June 30, 2015, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to litigation or other legal and administrative proceedings that we consider to be a part of the ordinary course of business. As of the date of this Form 10-Q/A, we are not a party to any material legal proceedings and we are not aware of any material proceedings contemplated against us, that could individually or in the aggregate, reasonably be expected to have a material adverse effect on our financial condition, cash flows or results of operations.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (11)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (8)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (14)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (16)

10.1
Mineral Lease, effective as of July 15, 2008, between Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc., dated September 29, 2014(13)

10.19	Stability Agreement, by and between Contango ORE, Inc and the Native Village of Tetlin, dated October 2, 2014(15) †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (13)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

[15]	Filed as an exhibit to the Company’s report on Form 10-Q for the six months ended December 31, 2014, as filed with the Securities and Exchange Commission on February 6, 2014.

[16]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 16, 2015	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)