Form 10-Q
period 2015-12-31
Contango ORE, Inc.
filed 2016-02-04
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of February 4, 2016 was 3,958,540.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	December 31, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$1,447,753	$1,947,046
Prepaid expenses	111,336	67,384
Total current assets	1,559,089	2,014,430
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—
TOTAL ASSETS	$1,559,089	$2,014,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,118	$24,876
Accrued liabilities	16,951	78,104
Total current liabilities	49,069	102,980
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,948,540 shares issued and outstanding at December 31, 2015; 3,876,206 shares issued and outstanding at June 30, 2015	39,485	38,762
Additional paid-in capital	33,294,535	32,928,038
Accumulated deficit	(31,824,000)	(31,055,350)
SHAREHOLDERS’ EQUITY	1,510,020	1,911,450
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,559,089	$2,014,430
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
EXPENSES:
Claim rentals and minimum royalties	$—	$41,217	$14,425	$80,236
Exploration expense	—	113,911	—	214,500
General and administrative expense	318,158	506,122	754,225	1,403,684
Total expenses	318,158	661,250	768,650	1,698,420
OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—	—	—
NET LOSS	$(318,158)	$(661,250)	$(768,650)	$(1,698,420)
LOSS PER SHARE
Basic and diluted	$(0.08)	$(0.17)	$(0.20)	$(0.45)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,917,727	3,817,872	3,889,103	3,811,819
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(768,650)	$(1,698,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	367,220	377,277
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(43,952)	(87,053)
Decrease in accounts payable and accrued liabilities	(53,911)	89,183
Net cash used for operating activities	(499,293)	(1,319,013)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(499,293)	(1,319,013)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,947,046	3,448,501
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,447,753	$2,129,488
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital		Equity
Balance at June 30, 2015	3,876,206	$38,762	$32,928,038	$(31,055,350)	$1,911,450
Stock-based compensation	—	—	367,220	—	367,220
Shares vested	72,334	723	(723)	—	—
Net loss for the period	—	—	—	(768,650)	(768,650)
Balance at December 31, 2015	3,948,540	$39,485	$33,294,535	$(31,824,000)	$1,510,020
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company that engages in the exploration in Alaska for gold ore and associated minerals through a joint venture company, Peak Gold, LLC. The Company was formed on September 1, 2010 as a Delaware corporation and through Peak Gold, LLC has leased or has control over 774,356 acres of State of Alaska properties.
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
The properties contributed by Contango included: (i) a 100% leasehold interest in approximately 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). On September 29, 2014, Juneau Exploration L.P. (“JEX”) sold its 3.0% production royalty to Royal Gold. See Note 11 - Related Party Transactions.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. If any such properties are placed into commercial production, the Company would be obligated to pay JEX a 2.0% production royalty under the Advisory Agreement. On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 11 - Related Party Transactions.

On September 29, 2014, the Company entered into a Master Agreement (the “Master Agreement”) with Royal Gold, pursuant to which the parties agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of the Tetlin Properties (as defined below), prospective for gold ore and associated minerals (the “Transactions”). The Transactions closed on January 8, 2015 (the "Closing").

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

2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2015 and June 30, 2015 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2015 or June 30, 2015.

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

4. Investment in Peak Gold, LLC

The Company recorded its investment at the historical cost of the assets contributed which was approximately $1.4 million. During the quarter ended December 31, 2015, Royal Gold contributed $1.4 million to the Joint Venture Company and earned an interest of 2.8%. Therefore, as of December 31, 2015, the Company holds a 97.2% economic interest in the Joint Venture Company.
The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (Inception) to December 31, 2015:

Inception to
December 31, 2015
Investment in Peak Gold, LLC at formation	$1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance	$—
The following table presents the condensed balance sheet for Peak Gold, LLC as of December 31, 2015:

December 31, 2015
ASSETS
Cash and cash equivalents	$628,567
Mineral properties	1,433,886
TOTAL ASSETS	$2,062,453

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$1,030,882
TOTAL LIABILITIES	$1,030,882
MEMBERS' EQUITY	1,031,571
TOTAL LIABILITIES AND MEMBERS' EQUITY	$2,062,453

    The Company's share in the results of operations for the three and six months ended December 31, 2015 was a loss of $1.2 million and $4.5 million, respectively. The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of December 31, 2015, the Joint Venture Company's inception-to-date cumulative loss of $6.8 million, exceeds the historical cost of our investment in Peak Gold, LLC, of $1.4 million. Therefore the investment in Peak Gold, LLC has a balance of zero as of December 31, 2015. The Company is not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2015 are $5.4 million. The following table presents the condensed results of operations for Peak Gold, LLC for the three and six month periods ended December 31, 2015:

	Three Months Ended	Six Months Ended	Inception to Date
	December 31, 2015	December 31, 2015	December 31, 2015
EXPENSES:
Exploration expense	$919,576	$3,944,230	$5,851,661
General and administrative	265,147	554,803	950,654
Total expenses	1,184,723	4,499,033	6,802,315
NET LOSS	$1,184,723	$4,499,033	$6,802,315

5. Costs Incurred
Costs to acquire and explore our Tetlin Lease and other properties were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Exploration costs, claim rentals, and minimum royalties	$—	$155,128	$14,425	294,736
Total costs incurred	$—	$155,128	$14,425	$294,736

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Company initiates and continues conducting mining operations on the Tetlin Lease. The current year expense relates to the amortization of claim rental payments with August 2015 expirations. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

6. Prepaid Expenses

The Company has prepaid expenses of $111,336 and $67,384 as of December 31, 2015 and June 30, 2015, respectively. Prepaid expenses primarily relate to prepaid insurance costs and prepaid XBRL filing costs.
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

8. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months ended December 31,
	2015			2014
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(318,158)	3,917,727	$(0.08)	$(661,250)	3,817,872	$(0.17)
Diluted Loss per Share:
Net loss attributable to common stock	$(318,158)	3,917,727	$(0.08)	$(661,250)	3,817,872	$(0.17)

	Six Months ended December 31,
	2015			2014
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(768,650)	3,889,103	$(0.20)	$(1,698,420)	3,811,819	$(0.45)
Diluted Loss per Share:
Net loss attributable to common stock	$(768,650)	3,889,103	$(0.20)	$(1,698,420)	3,811,819	$(0.45)

 Options and warrants to purchase 1,675,999 and 1,675,999 shares of common stock were outstanding as of December 31, 2015 and 2014, respectively. These options and warrants were not included in the computation of diluted earnings per share for each three month periods ended December 31, 2015 and 2014 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.
9. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2015, we had 3,948,540 shares of common stock outstanding. The Company also had an additional 112,332 shares of unvested restricted stock and options and warrants to purchase 1,675,999 shares of common stock outstanding as of December 31, 2015. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest in January 2016 through September 2018.
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

10. Formation of Joint Venture Company

On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Company’s Tetlin Properties, for gold ore and associated minerals prospects.
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
At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million (the “Royal Gold Initial Contribution”). The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%. In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions and is included as an expense reimbursement on our consolidated statements of operations. During the quarter ended December 31, 2015, Royal Gold contributed $1.4 million to the Joint Venture Company and earned a percentage interest of 2.8%.
The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company in an aggregate amount equal to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company.
The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Tetlin Properties included in the Contributed Assets.
Other than the Royal Gold's Initial Contribution, Royal Gold was not under any obligation to make capital contributions, to the Joint Venture Company by October 31, 2018 or thereafter. If Royal Gold had not made any additional capital contributions to the Joint Venture Company by October 31, 2018, and assuming there were no other new investors in the Joint Venture Company, the Company’s percentage interest in the Joint Venture Company would have continued to be 100% and Royal Gold will be deemed to have resigned as a member of the Joint Venture Company effective as of October 31, 2018.
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

The Joint Venture Company is a variable interest entity since it is dependent on the financial support from Royal Gold to continue its exploration activities. The Company is not the primary beneficiary since it does not currently have the power to direct the activities of the Joint Venture Company. The Company's ownership interest in the Joint Venture Company is therefore accounted under the equity method.

11. Related Party Transactions
Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer, is also the sole manager of JEX, a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining other properties and initially engaged Avalon Development Corporation ("Avalon") to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in such properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the properties transferred.
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

The Company subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098. The Company recently extended its lease expiration to February 2019 and renegotiated the rent to approximately $8,000 per quarter.
12. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of December 31, 2015, there were 112,332 shares of unvested restricted common stock outstanding and options to purchase 445,000 shares of common stock outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended December 31,		Six Months Ended December 31, 2015
	2015	2014	2015	2014
Stock-based compensation included in:
Exploration expense (1)	$—	$48,234	$—	$105,234
Stock-based compensation expense (2)	146,597	159,192	367,220	272,043
Total stock-based compensation expense	$146,597	$207,426	$367,220	$377,277

(1)	Related to restricted stock and stock option awards to a former technical consultant.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of December 31, 2015.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, all of the restricted stock from this grant is fully vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-employee directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of December 31, 2015, there were 20,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, there were 56,666 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to its directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, there were 26,666 shares of such restricted stock that remained unvested.

As of December 31, 2015, the total compensation cost related to unvested awards not yet recognized was $420,575. The remaining costs will be recognized over the remaining vesting period of the awards.

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
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of December 31, 2015, the stock options had a weighted-average remaining life of approximately 2 years. The total compensation cost related to these options had been fully recognized as of December 31, 2015 as all of the options are fully vested.
A summary of the status of stock options granted under the 2010 Plan as of December 31, 2015 and changes during the six months then ended, is presented in the table below:

	Six Months Ended December 31, 2015
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2015	445,000	$10.41
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2015	445,000	$10.41
Aggregate intrinsic value	$—
Exercisable, end of period	445,000	$10.41
Aggregate intrinsic value	$—
Available for grant, end of period	299,094

13. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Joint Venture Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2018. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2015, the Joint Venture Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000 (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, TOK/Tetlin, Eagle, Bush and ADC 2 claims are all located on state of Alaska lands. The annual claim rentals on these projects total $93,485 per year, and are due and payable in full by November 30 of each year. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

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

Overview

The Company was formed on September 1, 2010 as a Delaware corporation. The Company is Houston-based company, whose primary business is to explore in the State of Alaska for gold ore and associated minerals. The Company has leased or has control over approximately 774,356 acres of State of Alaska properties. In connection with the closing of the Transactions with Royal Gold in January 2015, the Company formed the Joint Venture Company and contributed to the Joint Venture Company the Tetlin Lease and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the Joint Venture Company LLC Agreement. The Joint Venture Company now holds title to the Tetlin Lease and unpatented mining claims.

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

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a percentage interest of 40% in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  On August 31, 2015, the Joint Venture Company approved additional exploration work during the fall of 2015. Royal Gold committed to make an additional capital contribution of approximately $4 million for an aggregate investment of approximately $9 million. Royal Gold may earn up to a percentage interest of approximately 8% of the joint venture by contributing the $9 million. During the quarter ended December 31, 2015, Royal Gold contributed $1.4 million to the Joint Venture Company and earned a percentage interest of 2.8%. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the Tetlin Property.

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

The Tetlin Lease originally had a ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Native Village of Tetlin, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Village Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Village Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Tetlin Property") held by the Joint Venture Company as of December 31, 2015:

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives, employees and directors with those of its stockholders. The Company’s directors, officers and employees do not receive cash compensation for their work for the Company. As of December 31, 2015, the Company's directors and officers beneficially own approximately 15.4% of the Company's common stock. An additional 21.2% of the Company's common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of December 31, 2015, all of the restricted stock granted in November 2010 was vested.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, all of the restricted stock from this grant is fully vested.

In November 2014, two employees of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company's non-employee directors were granted an aggregate of 30,000 shares of restricted stock, of which 10,000 shares vested immediately and the remaining 20,000 shares will vest over the next two years. In addition, a former technical consultant was granted an aggregate of 10,000 shares of restricted stock which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of December 31, 2015, there were 20,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, there were 56,666 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to its directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2015, there were 26,666 shares of such restricted stock that remained unvested.

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

The Joint Venture Company initiated a summer of 2015 exploration program on the Tetlin Lease. The work program anticipated spending $5 million with a possible expansion of the work program in early fall if drilling results warranted further work. The drilling program included exploration targets that were helicopter-supported at the Tors, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone area. Most of the initial work program (Phase 1) was completed by early August with assay results received by early September. On August 31, 2015, the Joint Venture Company approved a budget of up to approximately $4 million for additional exploration work to be completed before the drilling season ended in October and incurred aggregate cost of approximately $6.8 million for the 2015 exploration program.

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

Chief Danny Prospect

The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Peak deposit, Discovery Zone, Peak West, North Peak/Blue Moon Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Peak, Discovery, Peak West, North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Peak Zone. The Company has also conducted environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through 2015, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	6	1,406	—	—	47,079	2,524	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,182	177				46,128
	Total	23,642	1,856	3,916	762	806	137,268	6,495	2,330

In 2015, two phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property totaling 14,059 meters (46,128 feet) in 61 holes. The Joint Venture Company spent $6.8 million to complete both programs including drilling, geochemical analyses, landholding fees and other related expenses.

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

The map below depicts the location of the 32 core holes drilled during the 2015 Phase II drilling program:
2015 PHASE II CORE HOLES DRILLED

Explanation
Drill collar - 2015 Phase 2
Drill collar - 2015 Phase 1
Drill collar - pre 2015
Road
Trail
0
60
120
Meters
15170
15161
15172
15166
15162
15164
15168
15169
15178
15167
15177
15175
15165
15160
15171
15163
15173
15181
15183
15179
15182
15184
15176
15188
15185
15186
15190
15187
15189
15174
15191
15180

Significant 2015 Drill Intercepts from the 2015 Phase II Program. Sample intervals are calculated using 0.5 grams per ton (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained to date for Phase II of the 2015 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15161	Blue Moon	81.69	84.73	3.04	1.072	0.031	—	0.024
TET15162	Blue Moon	165.22	178.16	12.94	0.197	0.006	3.3	0.130
including	Blue Moon	175.80	178.16	2.36	0.894	0.026	4.0	0.147
TET15163	North Peak	138.44	155.06	16.62	0.851	0.025	3.4	0.179
including	North Peak	138.44	139.53	1.09	4.530	0.132	8.9	0.083
and	North Peak	143.20	146.08	2.88	2.350	0.069	3.2	0.122
TET15164	Blue Moon	79.20	81.14	1.94	2.560	0.075	2.5	0.089
TET15165	North Peak	30.42	32.34	1.92	70.898	2.068	39.0	0.015
TET15165	North Peak	55.17	57.93	2.76	1.805	0.053	0.9	0.017
TET15165	North Peak	102.11	111.25	9.14	2.800	0.082	3.8	0.058
including	North Peak	109.06	109.59	0.53	29.100	0.849	23.9	0.184
TET15166	Blue Moon	73.29	78.48	5.19	0.594	0.017	4.4	0.175
TET15167	North Peak	49.68	57.00	7.32	6.725	0.196	1.8	0.033
including	North Peak	49.68	51.00	1.32	33.700	0.983	6.0	0.061
TET15167	North Peak	105.72	113.15	7.43	0.731	0.021	1.5	0.074
TET15167	North Peak	118.45	126.21	7.76	12.414	0.362	3.0	0.097
including	North Peak	125.56	126.21	0.65	47.100	1.374	5.7	0.094
TET15167	North Peak	163.73	173.67	9.94	0.573	0.017	10.0	0.216
including	North Peak	163.73	164.14	0.41	2.890	0.084	12.1	0.345
and	North Peak	166.52	166.92	0.40	2.230	0.065	10.9	0.302
TET15168	Blue Moon	111.55	114.28	2.73	3.630	0.106	5.1	0.140
TET15169	North Peak	22.85	27.16	4.31	3.028	0.088	1.5	0.020
TET15169	North Peak	50.08	54.11	4.03	1.573	0.046	11.7	0.143
including	North Peak	50.08	50.63	0.55	8.100	0.236	38.6	0.052
TET15169	North Peak	110.78	132.62	21.84	1.414	0.041	2.0	0.141
including	North Peak	115.29	116.43	1.14	4.590	0.134	5.5	0.197
and	North Peak	118.78	121.02	2.24	5.736	0.167	3.4	0.221
TET15170	Blue Moon	176.01	189.74	13.73	0.645	0.019	5.2	0.212
including	Blue Moon	182.22	184.32	2.10	2.340	0.068	7.3	0.337
TET15171	North Peak	3.96	10.97	7.01	1.724	0.050	0.8	0.021
TET15171	North Peak	17.34	34.14	16.80	17.939	0.523	4.2	0.027
including	North Peak	20.73	22.63	1.90	61.300	1.788	10.1	0.071
and	North Peak	24.61	25.73	1.12	49.400	1.441	22.2	0.013
TET15171	North Peak	44.50	50.14	5.64	3.760	0.110	14.6	0.014
TET15173	North Peak	123.97	127.64	3.67	13.449	0.392	96.9	0.072
TET15174	Peak West	3.35	8.89	5.54	22.077	0.644	7.6	0.110
including	Peak West	5.49	7.36	1.87	62.400	1.820	19.3	0.158
TET15174	Peak West	14.78	21.03	6.25	6.451	0.188	3.3	0.126
including	Peak West	18.59	19.11	0.52	39.500	1.152	8.5	0.152
TET15174	Peak West	44.35	55.63	11.28	3.429	0.100	2.8	0.177
including	Peak West	44.78	46.95	2.17	7.878	0.230	4.2	0.217
TET15176	Peak West	7.92	76.39	68.47	5.457	0.159	0.4	0.059
including	Peak West	44.85	76.39	31.54	9.029	0.263	0.4	0.055
TET15177	North Peak	45.84	68.88	23.04	19.859	0.579	4.2	0.056
including	North Peak	49.99	51.22	1.23	58.700	1.712	8.7	0.091
and	North Peak	62.35	64.68	2.33	87.513	2.552	9.2	0.154
TET15177	North Peak	74.68	79.55	4.87	4.746	0.138	2.8	0.057
TET15178	North Peak	14.85	15.88	1.03	2.240	0.065	3.0	0.020

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15178	North Peak	45.21	46.61	1.40	2.020	0.059	4.3	0.147
TET15178	North Peak	81.38	83.60	2.22	1.760	0.051	0.8	0.017
TET15178	North Peak	126.89	134.72	7.83	0.234	0.007	2	0.106
TET15178	North Peak	157.81	167.81	10.00	0.017	—	2.1	0.163
including	North Peak	161.99	163.43	1.44	0.032	0.001	5.7	0.491
TET15179	Peak West	26.52	31.24	4.72	0.595	0.017	0.2	0.040
TET15179	Peak West	50.14	68.28	18.14	1.512	0.044	—	0.017
including	Peak West	66.14	68.28	2.14	5.650	0.165	—	0.017
TET15179	Peak West	98.92	112.32	13.40	2.283	0.067	0.4	0.012
including	Peak West	109.16	110.29	1.13	8.210	0.239	1.2	0.02
TET15179	Peak West	117.96	126.34	8.38	2.115	0.062	1.2	0.029
TET15180	Discovery	153.92	159.85	5.93	0.543	0.016	19.7	0.286
including	Discovery	153.92	154.57	0.65	4.100	0.120	22.1	0.424
and	Discovery	158.11	159.85	1.74	0.085	0.002	54.2	0.747
TET15180	Discovery	187.40	189.05	1.65	1.988	0.058	25.2	0.356
TET15181	Peak West	15.88	17.05	1.17	6.440	0.188	2.9	0.071
TET15181	Peak West	22.71	31.09	8.38	3.948	0.115	2	0.056
TET15181	Peak West	49.83	60.05	10.22	4.635	0.135	1.1	0.03
including	Peak West	56.42	57.30	0.88	33.800	0.986	1.1	0.03
TET15181	Peak West	112.20	116.60	4.40	1.154	0.034	—	0.013
TET15181	Peak West	141.43	161.24	19.81	4.116	0.120	7	0.101
including	Peak West	147.45	148.19	0.74	9.990	0.291	15.5	0.103
and	Peak West	154.89	159.21	4.32	14.635	0.427	9.7	0.115
TET15182	Peak West	138.07	141.12	3.05	2.700	0.079	5.7	0.087
TET15182	Peak West	158.27	160.82	2.55	58.056	1.693	38.9	1.932
TET15184	Peak West	150.53	152.82	2.29	1.010	0.029	0.9	0.008
TET15185	Peak West	13.60	16.63	3.03	0.825	0.024	1.8	0.099
TET15185	Peak West	31.63	36.04	4.41	3.321	0.097	1.3	0.026
TET15185	Peak West	98.42	113.75	15.33	0.190	0.006	1.4	0.13
including	Peak West	100.58	101.53	0.95	1.760	0.051	3.6	0.312
TET15186	Peak West	75.16	104.38	29.22	0.280	0.008	2.6	0.160
TET15186	Peak West	126.16	128.77	2.61	1.730	0.050	—	0.01
TET15186	Peak West	152.59	161.68	9.09	0.838	0.024	0.3	0.025
TET15187	Peak West	69.66	76.27	6.61	0.124	0.004	2.9	0.122
including	Peak West	74.11	74.46	0.35	0.285	0.008	16.1	0.596
TET15187	Peak West	173.89	178.75	4.86	0.234	0.007	3.9	0.203
TET15187	Peak West	222.04	227.69	5.65	0.216	0.006	42.3	0.06
TET15188	Peak West	26.77	34.14	7.37	1.866	0.054	3.7	0.152
TET15188	Peak West	41.76	44.81	3.05	1.715	0.050	8.5	0.103
TET15188	Peak West	115.17	119.76	4.59	0.138	0.004	6.2	0.127
TET15188	Peak West	128.39	131.73	3.34	1.497	0.044	6.3	0.085
TET15189	Peak West	0.00	9.67	9.67	2.376	0.069	0.2	0.027
TET15189	Peak West	46.12	57.85	11.73	0.520	0.015	3.3	0.345
including	Peak West	51.86	53.75	1.89	2.880	0.084	4.3	0.415
TET15189	Peak West	66.78	69.56	2.78	0.128	0.004	4.1	0.341
TET15189	Peak West	74.72	78.33	3.61	2.003	0.058	—	0.008
TET15189	Peak West	87.48	96.62	9.14	0.572	0.017	1.2	0.06
TET15189	Peak West	126.45	128.32	1.87	0.254	0.007	4.0	0.329
TET15191	Peak West	42.67	44.35	1.68	1.835	0.054	—	0.02
TET15191	Peak West	70.83	74.38	3.55	2.682	0.078	2.0	0.143

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

Drill Hole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15134	Saddle	44.50	46.02	1.52	6.380	0.186	3.1	0.011
TET15135	Saddle	46.33	47.24	0.91	6.580	0.192	4.8	0.008
TET15136	Saddle	82.46	85.90	3.44	0.404	0.012	20.2	0.005
including	Saddle	82.91	83.46	0.55	0.362	0.011	77.3	0.004
TET15143	8 O'clock	77.78	81.38	3.60	1.742	0.051	1.0	0.171
TET15145	Discovery	86.26	89.31	3.05	1.385	0.040	41.0	0.010
TET15146	7 O'clock	21.79	26.82	5.03	1.075	0.031	1.4	0.151
TET15146	7 O'clock	163.98	169.77	5.79	0.788	0.023	4.9	0.115
TET15147	Peak/Peak Deep	9.39	51.28	41.89	6.072	0.177	4.6	0.198
including	Peak/Peak Deep	22.56	26.37	3.81	16.736	0.488	4.2	0.181
and	Peak/Peak Deep	40.15	43.78	3.63	16.423	0.479	6.6	0.222
and	Peak/Peak Deep	44.29	45.61	1.32	12.700	0.370	8.7	0.293
TET15147	Peak/Peak Deep	77.26	78.94	1.68	2.170	0.063	0.5	0.016
TET15147	Peak/Peak Deep	84.58	97.73	13.15	4.061	0.118	6.3	0.274
TET15147	Peak/Peak Deep	101.70	150.12	48.42	4.980	0.145	12.0	0.338
including	Peak/Peak Deep	130.45	132.98	2.53	11.940	0.348	37.4	1.192
and	Peak/Peak Deep	140.08	141.25	1.17	16.150	0.471	35.5	1.120
and	Peak/Peak Deep	148.74	150.12	1.38	11.700	0.341	8.8	0.356
TET15147	Peak/Peak Deep	551.13	555.10	3.97	1.055	0.031	1.1	0.086
TET15148	North Peak	229.60	235.45	5.85	4.630	0.135	19.1	0.012
TET15148	North Peak	240.84	243.84	3.00	1.843	0.054	1.6	0.034
TET15149	North Peak	32.92	42.69	9.77	0.552	0.016	56.0	0.013
including	North Peak	39.47	40.84	1.37	0.828	0.024	189.0	0.034
TET15149	North Peak	56.08	57.30	1.22	6.040	0.176	17.2	0.058
TET15149	North Peak	173.61	182.27	8.66	1.401	0.041	16.1	0.097
TET15151	North Peak	11.58	14.63	3.05	1.770	0.052	1.2	0.009
TET15151	North Peak	31.27	39.47	8.20	0.679	0.020	1.2	0.012
TET15153	North Peak	10.20	32.92	22.72	9.378	0.274	1.9	0.045
including	North Peak	20.73	25.29	4.56	24.105	0.703	4.4	0.085
TET15153	North Peak	42.06	55.35	13.29	6.524	0.190	15.1	0.035
including	North Peak	53.80	55.35	1.55	39.900	1.164	7.0	0.085
TET15153	North Peak	68.07	68.70	0.63	18.700	0.545	2.9	0.063
TET15153	North Peak	113.61	121.63	8.02	0.744	0.022	1.5	0.058
TET15154	Peak Deep	21.79	48.58	26.79	0.175	0.005	53.9	0.139
including	Peak Deep	28.92	31.44	2.52	0.932	0.027	50.4	0.143
and	Peak Deep	32.43	34.22	1.79	0.035	0.001	239.0	0.102
TET15154	Peak Deep	132.57	153.92	21.35	0.138	0.004	22.0	0.813
including	Peak Deep	137.31	142.87	5.56	0.281	0.008	50.1	2.253
TET15157	SW Discovery	306.08	326.33	20.25	0.016	0.000	4.5	0.142
TET15158	Blue Moon	25.89	31.82	5.93	0.731	0.021	0.0	0.012
TET15158	Blue Moon	66.00	72.24	6.24	2.883	0.084	4.5	0.146
including	Blue Moon	69.87	70.41	0.54	21.600	0.630	17.8	0.254

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

Services Provided by Tetlin Village Members

Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Village Council to train and employ Tetlin residents during Tetlin project exploration programs. During the 2013 and 2015 exploration programs, there were 10 to 15 Tetlin residents working on the Tetlin project exploration program, employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

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
Off-Balance Sheet Arrangements
None.
Contractual Obligations

The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. We are required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, our exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2018, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of December 31, 2015, we have paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold a production royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and a production royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals of $93,485 per year on state of Alaska acreage. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $0 for the three months ended December 31, 2015, compared to $41,217 for the three months ended December 31, 2014. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

Exploration Expense. We reported $0 of exploration expense for the three months ended December 31, 2015, compared to $113,911 for the three months ended December 31, 2014. Since the consummation of the Transactions in January 2015, the Joint Venture Company has incurred all of the exploration expenses for the Company. The fiscal year 2016 exploration expenses are included within Loss from equity investment in Peak Gold, LLC on the consolidated statement of operations. Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses.

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2015 and 2014 were $318,158 and $506,122, respectively. The majority of the costs in the prior year relate to professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015. Current year general and administrative expenses primarily relate to audit fees, legal fees, and stock-based compensation expense. We recognized $146,597 of stock-based compensation expense for the three months ended December 31, 2015, related to restricted stock granted to our officers and directors in December 2015, September 2015, January 2015, and December 2013, and stock option awards granted in September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $159,192 of stock-based compensation expense for the three months ended December 31, 2014 related to the restricted stock granted in December 2013 and stock option awards granted in July 2012, December 2012, July 2013 and September 2013.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $14,425 for the six months ended December 31, 2015, compared to $80,236 for the six months ended December 31, 2014. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

Exploration Expense. We reported $0 of exploration expense for the six months ended December 31, 2015, compared to $214,500 for the six months ended December 31, 2014. Since the consummation of the Transactions in January 2015, the Joint Venture Company has incurred all of the exploration expenses for the Company. The fiscal year 2016 exploration expenses are included within Loss from equity investment in Peak Gold, LLC on the consolidated statement of operations. Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses.

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2015 and 2014 were $754,225 and $1,403,684, respectively. The majority of the costs in the prior year relate to professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015. Current year general and administrative expenses primarily relate to audit fees, legal fees, and stock-based compensation expense. We recognized $367,220 of stock-based compensation expense for the six months ended December 31, 2015, related to restricted stock granted to our officers and directors in December 2015, September 2015, January 2015, and December 2013, and stock option awards granted in September 2013, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $272,043 of stock-based compensation expense for the six months ended December 31, 2014 related to the restricted stock granted in December 2013 and stock option awards granted in July 2012, December 2012, July 2013, and September 2013.

Liquidity

Historically, the Company's primary cash requirements have been for exploration-related expenses and the Company's sources of cash have been from common stock offerings. The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties. As of December 31, 2015, the Company has approximately $1.4 million of cash, cash equivalents, and short term investments.

On January 8, 2015, Royal Gold invested $5 million initially to fund exploration activity, and will have the option to earn up to a percentage interest of 40% in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties. As part of the Closing of the Transactions, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions. On August 31, 2015, the Joint Venture Company approved additional exploration work during the fall of 2015. Royal Gold committed to make an additional capital contribution of approximately $4 million for an aggregate investment of approximately $9 million for additional exploration work to be completed before the drilling season ended in October and incurred aggregate costs of approximately $6.8 million for the 2015 exploration program. During the quarter ended December 31, 2015, Royal Gold contributed $1.4 million to the Joint Venture Company and earned a percentange interest of 2.8%.

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

The Company’s only significant asset is its interest in the Joint Venture Company. If Royal Gold makes the full $30 million capital contribution, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a 60% interest in the Joint Venture Company. In addition, once Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser. Furthermore, if the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted further.

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

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 198 properties on six continents and a market capitalization of approximately $2.4 billion on December 31, 2015. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

In December 2012, the Board of Directors adopted a shareholder rights plan, which was amended on March 21, 2013, September 29, 2014, December 18, 2014, and November 11, 2015 (as amended, the "Rights Plan"), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of the Company's common stock held of record. The Rights Plan is scheduled to expire in December 19, 2018. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of Company's outstanding common stock, and thereby adversely affect the market price of the Company's common stock.

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

As of December 31, 2015, there are approximately 3.9 million shares of the Company's common stock outstanding, with directors and officers and beneficially owning approximately 15.4% of the common stock and the Estate of Mr. Kenneth R. Peak and its affiliates, the Company's former Chairman, beneficially owning approximately 21.2% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2015. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting. In the Company's Quarterly Report on Form 10-Q/A for the nine months ended March 31, 2015 and the Company's Annual Report on Form 10-K for the period ended June 30, 2015, management reported a material weakness in internal controls related to its accounting for the formation of the Joint Venture Company. Since identifying these deficiencies, management implemented additional internal controls and review procedures designed to strengthen the control environment and remediate the material weakness. During the six months ended December 31, 2015, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that the control enhancements sufficiently remediate the material weakness previously reported.

Other than the remediation process described above, there have been no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2015, we had 3,948,950 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc., dated September 29, 2014(13)

10.19	Stability Agreement by and between Contango ORE, Inc and the Native Village of Tetlin, dated October 2, 2014(15) †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (13)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.
[15]	Filed as an exhibit to the Company’s report on Form 10-Q for the six months ended December 31, 2014, as filed with the Securities and Exchange Commission on February 6, 2014.
[16]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 4, 2016	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2016	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)