Form 10-Q
period 2016-03-31
Contango ORE, Inc.
filed 2016-05-05
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of May 5, 2016 was 3,958,540.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	March 31, 2016	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$1,346,337	$1,947,046
Prepaid expenses	86,475	67,384
Total current assets	1,432,812	2,014,430
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—
TOTAL ASSETS	$1,432,812	$2,014,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,646	$24,876
Accrued liabilities	14,171	78,104
Total current liabilities	33,817	102,980
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,958,540 shares issued and outstanding at March 31, 2016; 3,876,206 shares issued and outstanding at June 30, 2015	39,585	38,762
Additional paid-in capital	33,364,667	32,928,038
Accumulated deficit	(32,005,257)	(31,055,350)
SHAREHOLDERS’ EQUITY	1,398,995	1,911,450
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,432,812	$2,014,430
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
EXPENSES:
Claim rentals and minimum royalties	$—	$40,389	$14,425	$120,625
Exploration expense	—	140,402	—	354,902
General and administrative expense	181,257	752,369	935,482	2,156,053
Expense reimbursement	—	(750,000)		(750,000)
Total expenses	181,257	183,160	949,907	1,881,580
OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	163,026	—	163,026
NET LOSS	$(181,257)	$(346,186)	$(949,907)	$(2,044,606)
LOSS PER SHARE
Basic and diluted	$(0.05)	$(0.09)	$(0.24)	$(0.53)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,957,640	3,873,506	3,918,430	3,832,206
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(949,907)	$(2,044,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	437,452	640,731
Loss from equity investment in Peak Gold, LLC	—	163,026
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(19,091)	(42,190)
Decrease in accounts payable and accrued liabilities	(69,163)	(108,072)
Net cash used in operating activities	(600,709)	(1,391,111)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(600,709)	(1,391,111)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,947,046	3,448,501
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,346,337	$2,057,390
NON-CASH INVESTING ACTIVITIES
Assets contributed to Peak Gold, LLC	$—	$1,433,886
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital		Equity
Balance at June 30, 2015	3,876,206	$38,762	$32,928,038	$(31,055,350)	$1,911,450
Stock-based compensation	—	—	437,452	—	437,452
Shares vested	82,334	823	(823)	—	—
Net loss for the period	—	—	—	(949,907)	(949,907)
Balance at March 31, 2016	3,958,540	$39,585	$33,364,667	$(32,005,257)	$1,398,995
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

The Company has completed five years of exploration efforts on the Tetlin Properties, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area on the Tetlin Lease. In 2015, two phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property. Additionally, the Joint Venture Company acquired 59 new state of Alaska claims consisting of 9,439 acres in the Eagle claim area. During the quarter ended March 31, 2016, the Joint Venture Company completed Phase I of the 2016 drilling program. During the program, an area located between the Peak Zone and North Peak Zone was tested, producing significant gold and copper assay intervals.

2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2016 and June 30, 2015 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2016 or June 30, 2015.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC utilizing the equity method as the Company has significant influence but not control represented by one of three seats on the Management Committee, and its ownership in the Joint Venture Company. The assets contributed by the Company were initially recorded at historical cost.
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

4. Investment in Peak Gold, LLC

The Company recorded its investment at the historical cost of the assets contributed to the Joint Venture Company which was approximately $1.4 million. During the nine months ended March 31, 2016, Royal Gold contributed $3.4 million to the Joint Venture Company and earned an interest of 6.8%. Therefore, as of March 31, 2016, the Company holds a 93.2% economic interest in the Joint Venture Company.
The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (Inception) to March 31, 2016:

Inception to
March 31, 2016
Investment in Peak Gold, LLC at formation	$1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance	$—
The following table presents the condensed balance sheet for Peak Gold, LLC as of March 31, 2016:

March 31, 2016
ASSETS
Cash and cash equivalents	$1,784,888
Mineral properties	1,433,886
TOTAL ASSETS	$3,218,774

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$2,129,546
TOTAL LIABILITIES	$2,129,546
MEMBERS' EQUITY	1,089,228
TOTAL LIABILITIES AND MEMBERS' EQUITY	$3,218,774

    The Joint Venture Company's results of operations for the three and nine months ended March 31, 2016 was a loss of $1.9 million and $6.4 million, respectively. The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of March 31, 2016, the Joint Venture Company's inception-to-date cumulative loss of $8.7 million, exceeds the historical cost of our investment in Peak Gold, LLC, of $1.4 million. Therefore the investment in Peak Gold, LLC has a balance of zero as of March 31, 2016. The Company is not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

The suspended losses for the period from inception to March 31, 2016 are $7.1 million. The following table presents the condensed results of operations for Peak Gold, LLC for the three and nine month periods ended March 31, 2016:

	Three Months Ended	Nine Months Ended	Inception to Date
	March 31, 2016	March 31, 2016	March 31, 2016
EXPENSES:
Exploration expense	$1,667,889	$5,612,119	$7,519,550
General and administrative	274,454	829,257	1,225,108
Total expenses	1,942,343	6,441,376	8,744,658
NET LOSS	$1,942,343	$6,441,376	$8,744,658

5. Costs Incurred
Costs to acquire and explore our Tetlin Lease and other properties were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Exploration costs, claim rentals, and minimum royalties	$—	$180,791	$14,425	475,527
Total costs incurred	$—	$180,791	$14,425	$475,527

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

6. Prepaid Expenses

The Company has prepaid expenses of $86,475 and $67,384 as of March 31, 2016 and June 30, 2015, respectively. Prepaid expenses primarily relate to prepaid insurance costs and prepaid XBRL filing costs.
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

8. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months ended March 31,
	2016			2015
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(181,257)	3,957,640	$(0.05)	$(346,186)	3,873,506	$(0.09)
Diluted Loss per Share:
Net loss attributable to common stock	$(181,257)	3,957,640	$(0.05)	$(346,186)	3,873,506	$(0.09)

	Nine Months ended March 31,
	2016			2015
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(949,907)	3,918,430	$(0.24)	$(2,044,606)	3,832,206	$(0.53)
Diluted Loss per Share:
Net loss attributable to common stock	$(949,907)	3,918,430	$(0.24)	$(2,044,606)	3,832,206	$(0.53)

 Options and warrants to purchase 1,675,999 and 1,675,999 shares of common stock were outstanding as of March 31, 2016 and 2015, respectively. These options and warrants were not included in the computation of diluted earnings per share for each of the three and nine month periods ended March 31, 2016 and 2015 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.
9. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2016, we had 3,958,540 shares of common stock outstanding. The Company also had an additional 102,332 shares of unvested restricted stock and options and warrants to purchase 1,675,999 shares of common stock outstanding as of March 31, 2016. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest in September 2016 through September 2018.
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
At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million (the “Royal Gold Initial Contribution”). The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%. In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions and is included as an expense reimbursement on our consolidated statements of operations. During the nine months ended March 31, 2016, Royal Gold contributed $3.4 million to the Joint Venture Company and earned a percentage interest of 6.8%.
The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company.
The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Tetlin Properties included in the Contributed Assets.
Both the Company and Royal Gold will have the right to transfer each of their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the Joint Venture Company's LLC Agreement. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member will have the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Once Royal Gold has earned a 40% interest in the Joint Venture Company, it will have the additional right to require the Company to sell up to 20% of the Company’s interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell the relevant portion of its percentage interest to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.
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
The Joint Venture Company is a variable interest entity as defined by FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company is not the primary beneficiary since it does not currently have the power to direct the activities of the Joint Venture Company. The Company's ownership interest in the Joint Venture Company is therefore accounted under the equity method.

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
In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX provided assistance in acquiring additional properties in Alaska in exchange for an overriding royalty of 2.0% on properties acquired after July 1, 2012.
On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the Tetlin Property to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.

The Company subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098. The Company recently extended its lease expiration to February 2019 and renegotiated the rent to approximately $13,800 per quarter.
12. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of March 31, 2016, there were 102,332 shares of unvested restricted common stock outstanding and options to purchase 445,000 shares of common stock outstanding issued under the 2010 Plan.
Stock-based compensation expense for the periods reflected was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31, 2016
	2016	2015	2016	2015
Stock-based compensation included in:
Exploration expense (1)	$—	$136,429	$—	$241,663
Stock-based compensation expense (2)	70,232	127,025	437,452	399,068
Total stock-based compensation expense	$70,232	$263,454	$437,452	$640,731

(1)	Related to restricted stock and stock option awards to a former technical consultant.

(2)	Related to restricted stock and stock option awards to the Company’s directors and employees.
The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of March 31, 2016.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, all of the restricted stock granted in December 2013 was vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-employee directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately.

The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of March 31, 2016, there were 10,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, there were 56,666 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to its directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, there were 26,666 shares of such restricted stock that remained unvested.

As of March 31, 2016, the total compensation cost related to unvested awards not yet recognized was $350,343. The remaining costs will be recognized over the remaining vesting period of the awards.

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
The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of March 31, 2016, the stock options had a weighted-average remaining life of approximately 2 years. The total compensation cost related to these options had been fully recognized as of March 31, 2016 as all of the options are fully vested.
A summary of the status of stock options granted under the 2010 Plan as of March 31, 2016 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended March 31, 2016
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2015	445,000	$10.41
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2016	445,000	$10.41
Aggregate intrinsic value	$—
Exercisable, end of period	445,000	$10.41
Aggregate intrinsic value	$—
Available for grant, end of period	174,094

13. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year in exploration costs until July 15, 2018. However, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements, the Joint Venture Company’s exploration expenditures to date have already satisfied this work commitment requirement for the full lease term, through 2028. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2016, the Joint Venture Company has paid the Tetlin Village Council an aggregate of $225,000 in exchange for reducing the production royalty payable to it by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000 (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company pays the Tetlin Village Council an advance minimum royalty each year. On July 15, 2012, the advance minimum royalty increased from $50,000 to $75,000 per year, and after July 15, 2013, the advance minimum royalty is escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, TOK/Tetlin, Eagle, Bush and ADC 2 claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims , and are due and payable in full by November 30 of each year. Annual claims rentals for the 2015-2016 assessment year totaled $93,485. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

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

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a percentage interest of 40% in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  During the nine months ended March 31, 2016, Royal Gold contributed $3.4 million to the Joint Venture Company and earned a percentage interest of 6.8%. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the Tetlin Property.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Tetlin Property") held by the Joint Venture Company as of March 31, 2016:

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

As of March 31, 2016, the Company's directors and officers beneficially own approximately 15.5% of the Company's common stock. An additional 21.1% of the Company's common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of March 31, 2016, all of the restricted stock granted in November 2010 was vested.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, all of the restricted stock granted in December 2013 was vested.

In November 2014, two employees of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company's non-employee directors were granted an aggregate of 30,000 shares of restricted stock, of which 10,000 shares vested immediately and the remaining 20,000 shares will vest over the next two years. In addition, a former technical consultant was granted an aggregate of 10,000 shares of restricted stock which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of March 31, 2016, there were 10,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, there were 56,666 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to its directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2016, there were 26,666 shares of such restricted stock that remained unvested.

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

The Joint Venture Company initiated a summer of 2015 exploration program on the Tetlin Lease. The work program anticipated spending $5 million with a possible expansion of the work program in early fall if drilling results warranted further work. The drilling program included exploration targets that were helicopter-supported at the Tors, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone area. Most of the initial work program (Phase I) was completed by early August with assay results received by early September. On August 31, 2015, the Joint Venture Company approved a budget of up to approximately $4 million for additional exploration work to be completed before the drilling season ended in October and incurred aggregate cost of approximately $6.8 million for the 2015 exploration program.

The Joint Venture Company continued its exploration program in February and March 2016 on the Tetlin Lease with an approved budget of $4.4 million of which an estimated $1.9 million was spent during the quarter. The Joint Venture Company expects to continue the 2016 exploration program in May when roads permit truck passage.

The exploration effort on the Tetlin Lease has resulted in identifying one mineral deposit (Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Tetlin project, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Tetlin project.

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

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,079	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133				46,127
2016	Chief Danny	2,546					13,255
	Total	26,358	1,820	3,916	847	1,084	150,522	6,385	2,330

2016 Exploration Program - Phase I. During the quarter ended March 31, 2016, exploration drilling was completed by the Joint Venture Company on the Tetlin Property totaling 4,040 meters (13,255 feet) in 19 holes, referred to as the 2016 Phase I program. The Joint Venture Company spent an estimated $1.9 million to complete the program including drilling, geochemical analyses, landholding fees and other related expenses. Drilling targeted two areas, North Peak and West Peak, with the objective of enhancing the understanding of mineralization geometry and geochemical variability. During the program, an area located between the Peak Zone and North Peak was tested, producing significant gold and copper assay intervals in a Connection Zone.

The map below depicts the location of 16 of the 19 core holes drilled during the 2016 Phase I program:
2016 PHASE I CORE HOLES DRILLED

Explanation
Drill collar - 2016 Phase 1
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
North Peak
16204-16207
16192-16194
16195-16197
16210
Connector
West Peak
16208-16209
16199
16198
16200
Main Peak
Discovery
N
W
E
S
0
60
120
Meters

Significant Drill Intercepts from the 2016 Phase I Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained to date for Phase I of the 2016 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16192	North Peak	31.34	38.29	6.95	0.784	0.023	2.5	0.023
TET16192	North Peak	42.00	43.42	1.42	1.803	0.053	1.5	0.021
TET16192	North Peak	78.51	91.78	13.27	49.194	1.435	4.5	0.035
including	North Peak	80.96	81.59	0.63	416.000	12.133	26.7	0.066
TET16192	North Peak	102.84	105.46	2.62	2.536	0.074	4.5	0.151
TET16192	North Peak	122.07	123.79	1.72	3.850	0.112	1.1	0.067
TET16192	North Peak	139.90	143.78	3.88	3.992	0.116	3.1	0.119
TET16193	North Peak	85.91	90.62	4.71	12.452	0.363	3.6	0.065
including	North Peak	88.09	89.71	1.62	27.974	0.816	5.9	0.041
TET16195	North Peak	66.50	68.34	1.84	6.718	0.196	3.7	0.069
TET16196	North Peak	65.78	69.12	3.34	0.712	0.021	14.1	0.096
TET16199	West Peak	21.09	23.13	2.04	3.462	0.101	6.9	0.037
TET16199	West Peak	50.19	52.08	1.89	1.375	0.040	0.7	0.022
TET16199	West Peak	55.62	57.79	2.17	1.805	0.053	—	0.005
TET16199	West Peak	80.44	82.76	2.32	1.529	0.045	1.9	0.054
TET16199	West Peak	95.08	96.63	1.55	2.690	0.078	0.9	0.006
TET16199	West Peak	139.46	145.31	5.85	0.699	0.020	1.1	0.03
TET16204	North Peak	50.41	53.34	2.93	1.100	0.032	5.2	0.189
TET16204	North Peak	63.06	65.42	2.36	2.050	0.060	1.1	0.044
TET16204	North Peak	194.11	195.93	1.82	16.338	0.477	328.4	0.157
TET16205	North Peak	65.07	70.61	5.54	0.954	0.028	2.8	0.165
TET16205	North Peak	82.91	83.67	0.76	6.715	0.196	11.2	0.005
TET16205	North Peak	150.74	151.73	0.99	3.360	0.098	4.2	0.314
TET16206	North Peak	60.95	104.38	43.43	3.611	0.105	2.1	0.108
including	North Peak	98.34	100.04	1.70	30.700	0.895	2.3	0.108
TET16207	North Peak	92.88	95.92	3.04	2.590	0.076	1.4	0.057
TET16208	West Peak	55.02	58.20	3.18	2.543	0.074	0.5	0.005
TET16208	West Peak	88.66	108.65	19.99	2.822	0.082	0.1	0.006
including	West Peak	95.55	97.45	1.90	12.050	0.351	0.5	0.011
and	West Peak	98.93	100.02	1.09	14.200	0.414	0.7	0.013
TET16209	West Peak	46.33	48.95	2.62	2.222	0.065	0.8	0.007
TET16209	West Peak	52.73	58.98	6.25	4.863	0.142	0.5	0.014
including	West Peak	55.78	57.54	1.76	12.788	0.373	1.1	0.037
TET16210	Connector	16.95	60.91	43.96	3.275	0.096	30.6	0.402
including	Connector	18.12	22.29	4.17	9.006	0.263	51.5	0.291
and	Connector	51.90	53.26	1.36	10.150	0.296	19.6	0.583
and	Connector	56.57	57.15	0.58	10.550	0.308	50.4	2.28
TET16210	Connector	131.83	135.60	3.77	2.614	0.076	52.5	0.14

In 2015, two phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property totaling 14,059 meters (46,127 feet) in 61 holes. The Joint Venture Company spent $6.8 million to complete both programs including drilling, geochemical analyses, landholding fees and other related expenses.

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

The map below depicts the location of the 32 core holes drilled during the 2015 Phase II drilling program:
2015 PHASE II CORE HOLES DRILLED

Explanation
Drill collar - 2015 Phase 2
Drill collar - 2015 Phase 1
Drill collar - pre 2015
Road
Trail
Blue Moon
North Peak
West Peak
Main Peak
Discovery
15170
15161
15172
15166
15162
15164
15168
15169
15178
15167
15177
15175
15165
15160
15171
15163
15173
15181
15183
15179
15182
15184
15176
15188
15185
15186
15190
15187
15189
15174
15191
15180
N
W
E
S
0
60
120
Meters

Significant 2015 Drill Intercepts from the 2015 Phase II Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained to date for Phase II of the 2015 Program:

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

The map below depicts the location of the 29 core holes drilled during the 2015 Phase I drilling program:
2015 PHASE I CORE HOLES DRILLED

0 250 500 1000
Meters
1 cm = 250 meters (1:25000)
Saddle Zone
15139
15140
15137
15131
15138
15134
15142
15144
15136
15135
15141
8 O'clock
15143
7 O'clock
15146
Blue Moon
North Peak
15148
15149
West Peak
Main Peak
15145
15180
Discovery
15157
15156
15155
SW Discovery
Tors
15133
15132
Peak Zone Inset
15183
15181
15182
15179
15188
15184
15176
15185
15186
15187
15189
15190
15191
15174
15147
West Peak
15152
15154
Blue Moon and North Peak Inset
15170
15172
15158
15159
15164
15168
15162
15161
15166
Blue Moon
North Peak
15169
15178
15151
15167
15175
15153
15177
15150
15160
15165
15163
15173
15171
Explanation
Drill collar - 2015 Phase 2
Drill collar - 2015 Phase 1
Drill collar - pre 2015
Road
Trail

Significant 2015 Drill Intercepts from the 2015 Phase 1 Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained to date for Phase I of the 2015 Program:

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

Community Affairs

In April 2015, the Joint Venture Company entered into a Community Support Agreement with the Tetlin Village for a one year period, which has been extended for a two year period under the same terms. Under the extended agreement the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018. The agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company on a daily basis during the exploration season on an as needed basis.

Adverse Weather Conditions

Weather conditions will affect the Joint Venture Company's ability to conduct exploration activities and mine any ore from the Tetlin Property in Alaska. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.
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
Off-Balance Sheet Arrangements
None.
Contractual Obligations

The Tetlin Lease provides for an initial term of ten years and so long after such initial term as we continue conducting exploration or mining operations on the Tetlin Lease. We are required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, our exploration expenditures to date have already have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that we will pay the Tetlin Village Council a production royalty ranging from 2.0% to 5.0% should we deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2016, we have paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Village Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Village Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2015 - 2016 assessment year, claims rentals totaled $93,485. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC utilizing the equity method as the Company has significant influence through its one seat on the Management Committee, and its ownership interest in the Joint Venture Company. The assets contributed by the Company were recorded at historical cost.
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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $0 for the three months ended March 31, 2016, compared to $40,389 for the three months ended March 31, 2015. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

Exploration Expense. We reported $0 of exploration expense for the three months ended March 31, 2016, compared to $140,402 for the three months ended March 31, 2015. Since the consummation of the Transactions in January 2015, the Joint Venture Company has incurred all of the exploration expenses for the Company. The fiscal year 2016 exploration expenses are included within Loss from equity investment in Peak Gold, LLC (up to the point of the Company's initial investment) on the consolidated statement of operations. Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2016 and 2015 were $181,257 and $752,369, respectively. The majority of the costs in the prior year relates to professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015. Current year general and administrative expenses primarily relate to audit fees, legal fees, and stock-based compensation expense. We recognized $70,232 of stock-based compensation expense for the three months ended March 31, 2016, related to restricted stock granted to our officers and directors in December 2015, September 2015, and January 2015 all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $127,025 of stock-based compensation expense for the three months ended March 31, 2015 related to the restricted stock granted in January 2015 and December 2013 and stock option awards granted in July 2012, December 2012, July 2013 and September 2013.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $14,425 for the nine months ended March 31, 2016, compared to $120,625 for the nine months ended March 31, 2015. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

Exploration Expense. We reported $0 of exploration expense for the nine months ended March 31, 2016, compared to $354,902 for the nine months ended March 31, 2015. Since the consummation of the Transactions in January 2015, the Joint Venture Company has incurred all of the exploration expenses for the Company. The fiscal year 2016 exploration expenses are included within Loss from equity investment in Peak Gold, LLC on the consolidated statement of operations (up to the point of the Company's initial investment). Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses.

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2016 and 2015 were $935,482 and $2,156,053, respectively. The majority of the costs in the prior year relate to professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015. Current year general and administrative expenses primarily relate to audit fees, legal fees, and stock-based compensation expense. We recognized $437,452 of stock-based compensation expense for the nine months ended March 31, 2016, related to restricted stock granted to our officers and directors in December 2015, September 2015, and January 2015, all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $399,068 of stock-based compensation expense for the nine months ended March 31, 2015 related to the restricted stock granted in January 2015 and December 2013, and stock option awards granted in July 2012, December 2012, July 2013, and September 2013.

Liquidity

Historically, the Company's primary cash requirements have been for exploration-related expenses and the Company's sources of cash have been from common stock offerings. The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties. As of March 31, 2016, the Company has approximately $1.3 million of cash, cash equivalents, and short term investments.

On January 8, 2015, Royal Gold invested $5 million initially to fund exploration activity, and will have the option to earn up to a percentage interest of 40% in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration and development of the Tetlin Properties. As part of the Closing of the Transactions, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions. On August 31, 2015, the Joint Venture Company approved additional exploration work during the fall of 2015. Royal Gold committed to make an additional capital contribution of approximately $4 million for an aggregate investment of approximately $9 million for additional exploration work to be completed before the drilling season ended in October and incurred aggregate costs of approximately $6.8 million for the 2015 exploration program. During the nine months ended March 31, 2016, Royal Gold contributed $3.4 million to the Joint Venture Company and earned a percentange interest of 6.8%.

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

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 193 properties on six continents and a market capitalization of approximately $3.8 billion. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

The Company's business plan, which includes drilling and developing the Joint Venture Company’s exploration prospects, will require substantial capital expenditures. The Company's ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time it seeks such capital. Accordingly, the Company cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, the Company may be required to cease our exploration and development activities or be forced to sell all or some portion of its interest in the Joint Venture Company in an untimely fashion or on less than favorable terms.

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

The Joint Venture Company is focused on the exploration of its properties in the State of Alaska. The arctic climate limits many exploration and mining activities during certain seasons. In addition, the remote location of the properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which the Joint Venture Company can carry on exploration activities will increase the costs and time associated with our planned exploration activities and could negatively affect the value of the Tetlin Property and the Company's securities.

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

As of March 31, 2016, there are approximately 4.0 million shares of the Company's common stock outstanding, with directors and officers and beneficially owning approximately 15.5% of the common stock and the Estate of Mr. Kenneth R. Peak and its affiliates, the Company's former Chairman, beneficially owning approximately 21.1% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2016. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting. In the Company's Quarterly Report on Form 10-Q/A for the nine months ended March 31, 2015 and the Company's Annual Report on Form 10-K for the period ended June 30, 2015, management reported a material weakness in internal controls related to its accounting for the formation of the Joint Venture Company. Since identifying these deficiencies, management implemented additional internal controls and review procedures designed to strengthen the control environment and remediate the material weakness. During the nine months ended March 31, 2016, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that the control enhancements sufficiently remediate the material weakness previously reported.

Other than the remediation process described above, there have been no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2016, we had 3,958,950 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc., dated September 29, 2014(13)

10.19	Stability Agreement by and between Contango ORE, Inc and the Native Village of Tetlin, dated October 2, 2014(15)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (13)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.
15.	Filed as an exhibit to the Company’s report on Form 10-Q for the six months ended December 31, 2014, as filed with the Securities and Exchange Commission on February 6, 2014.
16.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 5, 2016	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)