Form 10-K
period 2016-06-30
Contango ORE, Inc.
filed 2016-08-25
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¬    No  ☒
As of December 31, 2015 the aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCBB was $12,539,877. As of August 25, 2016, there were 3,958,540 shares of the registrant’s common stock outstanding.

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
FOR THE FISCAL YEAR ENDED JUNE 30, 2016

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

•	The Company's financial position

•	Business strategy, including outsourcing

•	Meeting Company forecasts and budgets

•	Anticipated capital expenditures

•	Prices of gold and associated minerals

•	Timing and amount of future discoveries (if any) and production of natural resources on our properties

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	New governmental laws and regulations
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

ii

PART I
Item 1.    BUSINESS
Overview

The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”), to advance exploration of the Company's Tetlin Property, which is prospective for gold and associated minerals. As of June 30, 2016, the Joint Venture Company had leased or had control over an estimated 775,000 acres for the exploration of gold ore and associated minerals.

Background

Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), was formed for the purpose of mineral exploration in the State of Alaska. Contango Mining initially acquired a 50% interest in properties from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 1.0% overriding royalty interest in the properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). On September 15, 2010, Contango Mining acquired the remaining 50% interest in the properties by increasing the overriding royalty interest in the properties granted to JEX to 3.0% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”), and JEX and Contango Mining terminated the Joint Exploration Agreement. JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX.

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
In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC and contributed to the Joint Venture Company its Tetlin Property near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”). The audited financial statements of Peak Gold, LLC for the years ended June 30, 2016 and 2015 are filed as an exhibit to this Form 10-K.

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a percentage interest of 40% in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  During the fiscal year ended June 30, 2016, Royal Gold contributed $5.7 million (in addition to its initial $5 million investment) to the Joint Venture Company and earned a percentage interest of 11.0%. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the Tetlin Property.

Properties

Since 2009, the Company's primary focus has been the exploration of a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) and almost all of the Company's resources have been directed to that end. All significant work presently conducted by the Company has been directed at exploration of the Tetlin Lease and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Lease or any of the Company's other properties as defined by the Securities and Exchange Commission ("SEC") Industry Guide 7.

The Tetlin Lease originally had a ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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
The following table summarizes the Tetlin Lease and unpatented mining claims (the "Tetlin Property") held by the Joint Venture Company as of June 30, 2016:

Property	Location	Commodities	Claims	Estimated Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper	131	10,900	State Mining Claims
Eagle	Eastern Interior	Gold, Copper	428	66,000	State Mining Claims
Bush	Eastern Interior	Gold, Copper	48	7,700	State Mining Claims
West Fork	Eastern Interior	Gold, Copper	48	7,700	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper	45	7,200	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper	-	675,000	Lease
	TOTALS:		700	774,500
Strategy
Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor, the Company determined to continue its exploration activities on the Tetlin Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to a Joint Venture Company's LLC Agreement with Royal Gold. Under the Joint Venture Company's LLC Agreement, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. Royal Gold may resign as Manager and can be removed as Manager for a material breach of the Joint Venture Company LLC Agreement, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the Joint Venture Company's LLC Agreement provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the Joint Venture Company's LLC Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives, employees and directors with those of its stockholders. The Company’s directors, officers and employees have not received cash compensation for their work for the Company. As of June 30, 2016, the Company's directors and officers beneficially own approximately 17.5% of the Company's common stock. An additional 20.4% of the Company's common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

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

The State of Alaska government owns public lands. Mineral resource exploration, development and production are administered primarily by the State Department of Natural Resources. Ownership of the subsurface mineral estate, including alluvial and lode mineral rights, can be acquired by staking a 40 acre or 160 acre mining claim, which right is granted under Alaska Statute Sec. 38.05.185 to 38.05.275, as amended (the “Alaska Mining Law”). The State government continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. A mining claim is subject to annual assessment work requirements, the payment of annual rental fees and royalties due to the State of Alaska after commencement of commercial production. Both private fee-land and unpatented mining claims and related rights, including rights to use the surface, are subject to permitting requirements of Federal, State, Tribal and local governments.

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
Services Provided by Tetlin Village Members
Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Tetlin project exploration programs. During the Company's exploration programs, there were 10 to 15 Tetlin residents working on the Tetlin project employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.
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

Community Affairs

In April 2015, the Joint Venture Company entered into a Community Support Agreement with the Tetlin Village for a one year period, which has been extended for an additional two year period under the same terms. Under the extended agreement the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018. The agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

Adverse Climate Conditions

Weather conditions affect the Joint Venture Company's ability to conduct exploration activities and mine any ore from the Tetlin Property in Alaska. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.
Competition
The Company currently face strong competition for the acquisition of exploration-stage properties as well as extraction of any minerals in Alaska. Numerous larger mining companies actively seek out and bid for mining prospects as well as for the services of third party providers and supplies, such as mining equipment and transportation equipment. The Company competitors in the exploration, development, acquisition and mining business will include major integrated mining companies as well as numerous smaller mining companies, almost all of which have significantly greater financial resources and in-house technical expertise. In addition, the Company will compete with others in efforts to obtain financing to explore our mineral properties.
Government Regulation
The Joint Venture Company's mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various Federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, the Tetlin Lease is located on land leased from the Tetlin Village Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. The Company believes that the Joint Venture Company will continue to use its best efforts to ensure that it is in compliance with all applicable laws and regulations but the denial of permits required to explore for or mine ore may prevent it from realizing any revenues arising from the presence of minerals on its properties.
Environmental Regulation
The Company believes that the Joint Venture Company is currently operating in compliance with all environmental regulations. While the Alaska Department of Natural Resources, Office of Project Management and Permitting coordinates the permitting of mine projects on state lands, it has no jurisdiction on Native American land such as the Tetlin Lease. However, the Joint Venture Company has voluntarily elected, with the concurrence of the Tetlin Village Council, to conduct its mineral exploration activities under the same terms and conditions as required on State of Alaska mining claims.

Hard Rock Exploration permits and Temporary Water Use Permits covering past and planned activities on the Tetlin Property were issued to the Company by the Alaska Department of Natural Resources in 2012 and 2013 and assigned to the Joint Venture Company and consist of the following multi-year permits:

1.
Alaska Hard Rock Exploration and Reclamation Permit #2626 covering exploration drilling activities on the Tetlin Lease. This permit now extends through December 31, 2020. Each year during the term of the permit, the Joint Venture Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

2.
Alaska Temporary Water Use Permits F2011-51 and F2012-157, each allowing a seasonal average water use of 21,600 gallons per day during the period May 20 to October 15 during calendar years 2011 through 2016. These water use authorizations are specific to Alaska Hard Rock Exploration permit #2626;

The above referenced State of Alaska permits were issued to the Company and assigned to the Joint Venture Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Joint Venture Company will require additional permits from the State of Alaska for the remainder of 2016. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.
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
The Company began collecting baseline environmental data in 2012 and the Joint Venture Company has continued this process. The Joint Venture Company has not developed a comprehensive environmental permitting strategy as the Joint Venture Company remains in an exploration stage. If and when its exploration work is significantly advanced that additional baseline environmental studies and prefeasibility studies are desirable, the Joint Venture Company will be required to expend considerable funds and resources for an environmental impact statement and related studies to advance any mining project.
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

Employees
The Company has three part-time employees. Of these, two are officers of the Company. Brad Juneau is the Chairman, President and Chief Executive Officer of the Company and is responsible for the management of the Company. Leah Gaines is the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company. Mr. Juneau and Ms. Gaines each devote approximately 50% of their time to the Company’s business. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Joint Venture Company utilizes the services of Avalon to perform geological, exploration and drilling operation services and independent third party engineering firms to evaluate any mineral resources identified.
Directors and Executive Officers
The following table sets forth the names, ages and positions of the Company's directors and executive officers:

Name	Age	Position
Brad Juneau	56	Chairman, President, and Chief Executive Officer
Leah Gaines	40	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	67	Director
Joseph G. Greenberg	55	Director

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

Leah Gaines. Ms. Gaines was appointed as the Company’s Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary on October 1, 2013. Ms. Gaines has also served as Vice President and Chief Financial Officer of JEX since October 2010. Prior to joining JEX, she served as the Controller for Beryl Oil and Gas, LP and Beryl Resources LP from July 2007 to December 2009. From April 2006 to July 2007, Ms. Gaines held the position of Financial Reporting Manager at SPN Resources, a division of Superior Energy Services. From 2003 to 2006, Ms. Gaines was the Senior Financial Reporting Accountant at Hilcorp Energy. Ms. Gaines was a Principal Accountant at El Paso Corporation in its Power Asset division from 2001 to 2003. Prior to that, Ms. Gaines worked at Deloitte and Touche, LLP for three years as a Senior Auditor. Ms. Gaines graduated Magna Cum Laude from Angelo State University with a Bachelor of Business Administration in Accounting and is a Certified Public Accountant with over eighteen years of experience.

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
Joseph G. Greenberg. Mr. Greenberg has been a Director of the Company since its inception. Mr. Greenberg is Founder and President and CEO of Alta Resources, L.L.C., an oil and gas exploration and production company. Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company. Mr. Greenberg received a Bachelor of Science in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over twenty-nine years of diversified experience in oil and gas exploration and production.
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
The Board of Directors elected Mr. Juneau as Chairman of the Board and Chief Executive Officer for a number of reasons. Mr. Juneau is the co-founder of the Company and beneficially owns approximately 11.4% of the Company’s common stock, making him one of the largest shareholders. Mr. Juneau has been an active entrepreneur who founded JEX and built the business into a successful exploration and production company.
Corporate Offices
The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $13,800 per quarter.
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

On September 29, 2014, the Company terminated its advisiory agreement with JEX. In addition, the Company terminated its services agreements with Avalon Development Corporation and the Chief of the Tetlin Village in January 2015. Because the

Company has historically had part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, the Company has previously depended upon consultants, Avalon Development Corporation and the Chief of the Tetlin Village, for the success of its exploration projects. The Company must depend upon Royal Gold for its expertise in planning work programs, conducting field work, evaluating drilling results and preparing development programs.

There can be no assurance that Royal Gold will continue to fund the Joint Venture Company to continue exploration work.

The Joint Venture Company's LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. As of June 30, 2016, Royal Gold has funded a total of $10.7 million (including the initial investment of $5 million) and earned an 11.0% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Tetlin Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

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

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 193 properties on six continents and a market capitalization of approximately $5.4 billion. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

The Company's business plan, which includes drilling and developing the Joint Venture Company’s exploration prospects, will require substantial capital expenditures. The Company's ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time it seeks such capital. Accordingly, the Company cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, the Company may be unable to fund expenditures by the Joint Venture Company for exploration and development activities or be forced to sell all or some portion of its interest in the Joint Venture Company in an untimely fashion or on less than favorable terms.

The Company has no revenue to date from the Tetlin Property, which may negatively impact the Company's ability to achieve its business objectives.

Since the acquisition of the Tetlin Property, the Company and the Joint Venture Company have conducted only limited exploration activities and to date have not discovered any commercially viable mineral deposits. The Company's ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company and the Joint Venture Company have carried on their business of exploring the Tetlin Property at a loss since inception and expect that the Company and the Joint Venture Company will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Joint Venture Company cannot discover commercially viable deposits or commence actual mining operations, the Company and the Joint Venture Company may never generate revenues and may never become profitable.

The Company's continued viability depends on the exploration, permitting, development and operation of the Tetlin Property, which is the only material property of the Joint Venture Company.

The Joint Venture Company's only material project at this time is the Tetlin Property, which is in the exploration stage. The Company's continued viability is based on successfully implementing its strategy, which will require the Joint Venture Company to perform appropriate exploratory and engineering work and evaluate such work, and the permitting and construction of a mine and processing facilities in a reasonable time frame.

The Tetlin Property does not have any proven or probable reserves and the Joint Venture Company may never identify any commercially exploitable mineralization.

None of the Joint Venture Company’s properties have any proven or probable reserves as defined by SEC Industry Guide 7. To date, the Company and the Joint Venture Company have only engaged in exploration activities on the Tetlin Property.

Accordingly, the Company does not have sufficient information upon which to assess the ultimate success of their exploration efforts. There is no assurance that the Joint Venture Company may ever locate any mineral reserves on the Tetlin Property. Additionally, even if the Joint Venture Company finds minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Joint Venture Company does not establish reserves, it might be required to curtail or suspend operations, in which case the market value of the Company's common stock will decline, and you might lose all of your investment.

The Tetlin Property is located in the remote regions of Alaska and exploration activities may be limited by weather and limited access and existing infrastructure.

The Joint Venture Company is focused on the exploration of its properties in the State of Alaska. The arctic climate limits many exploration and mining activities during certain seasons. In addition, the remote location of the properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which the Joint Venture Company can carry on exploration activities might increase the costs and time associated with our planned exploration activities and could negatively affect the value of the Tetlin Property and the Company's securities.

Concentrating capital investment in the Tetlin Property in the State of Alaska increases exposure to risk.

The Company and the Joint Venture Company have focused their capital investments in exploring for gold and associated mineral prospects on the Tetlin Property in the State of Alaska. However, the exploration prospects in Alaska may not lead to any revenues or the Joint Venture Company may not be able to drill for mineral deposits at anticipated costs due to financing, environmental or operating uncertainties. Should the Joint Venture Company be able to make an economic discovery on the Tetlin Property, it would then be solely dependent upon a single mining operation for its revenue and profits.

The Company will rely on the accuracy of the estimates in reports provided to the Company by Royal Gold and the Joint Venture Company’s outside consultants and engineers.

The Company has no in-house mineral engineering capability, and therefore will rely on the accuracy of reports provided to us by the Joint Venture Company’s independent third party consultants. If those reports prove to be inaccurate, the Company's financial reports could have material misstatements. Further, the Company will use the reports of such independent consultants in its financial planning. If the reports prove to be inaccurate, we may also make misjudgments in its financial planning.

Exploration activities involve a high degree of risk, and the Joint Venture Company’s exploratory drilling activities may not be successful.

The Company's future success will largely depend on the success of the exploration drilling programs of the Joint Venture Company. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

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

The Joint Venture Company holds approximately 99,500 acres in the form of State of Alaska unpatented mining claims, for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. Prior to conducting any mining activity, however, the Joint Venture Company might obtain a further title review of the Tetlin Lease to identify more fully any deficiencies in title to the lease and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies might not be cured. It does happen, from time to time, that the examination made by title lawyers reveals that the title to properties is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite defects to the title identified in further title review.

The Tetlin Lease was executed with a Native American tribe for the exploration of gold ore and associated minerals. The enforcement of contractual rights against Native American tribes with sovereign powers may be difficult.

Federally recognized Native American tribes are independent governments with sovereign powers, except as those powers may have been limited by treaty or the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or Federal government allowing for the application of state law. The Tetlin Lease provides that it will be governed by applicable federal law and the law of the State of Alaska. The Company and the Tetlin Tribal Council entered into a Stability Agreement, dated October 2, 2014, that was assigned by the Company to the Joint Venture Company. However, no assurance may be given that the choice of law clause in the Tetlin Lease or the agreements with the Tetlin Tribal Council in the Stability Agreement will be enforceable.

Federally recognized Native American tribes also generally enjoy sovereign immunity from lawsuit similar to that of the states and the United States federal government. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Moreover, even if a Native American tribe effectively waives its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to matters concerning Native American lands or the internal affairs of Native American governments. Federal courts may have jurisdiction if a federal question is raised by the lawsuit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts, may be difficult or impossible to obtain. The Tetlin Lease contains a provision in which the Tetlin Tribal Council expressly waives its sovereign immunity to the limited extent necessary to permit judicial review in the courts in Alaska of certain issues affecting the Tetlin Lease and the Stability Agreement contains, among other things, agreement that any disputes under the Tetlin Lease will be submitted to the jurisdiction of the federal and state courts.

Competition in the mineral exploration industry is intense, and the Company is smaller and has a much more limited operating history than most of its competitors.

The Company will compete with a broad range of mining companies with far greater resources in its exploration activities. Several mining companies concentrate drilling efforts on one type of mineral and thus may enjoy economies of scale and other efficiencies. However, the Company’s drilling strategies currently include exploring for gold ore and associated minerals. As a result, the Company may not be able to compete effectively with such companies. Most competitors have substantially greater financial resources than the Company. These competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than the Company can. In addition, most competitors have been operating for a much longer time than the Company has and have substantially larger staffs. Processing of gold and associated minerals requires complex and sophisticated processing technologies. The Company has no experience in the minerals processing industry.

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

Because the Company's and Joint Venture Company's sole source of revenue, if its exploration efforts are successful, will be the sale of gold and associated minerals, changes in demand for, and the market price of, gold and associated minerals could significantly affect the Company's and the Joint Venture Company's profitability. The value and price of the Company's common stock may be significantly affected by declines in the prices of gold minerals and products.

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

As of June 30, 2016, there were approximately 4.0 million shares of the Company's common stock outstanding, with directors and officers and beneficially owning approximately 17.5% of the common stock and the Estate of Mr. Kenneth R. Peak and its affiliates, the Company's former Chairman, beneficially owning approximately 20.4% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

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
In connection with the closing of the Transactions with Royal Gold in January 2015 (the "Closing'), the Company contributed (or caused to be contributed) to the Joint Venture Company the Tetlin Property and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the Joint Venture Company LLC Agreement. The Joint Venture Company now holds title to the Tetlin Property.
The Company believes that the Joint Venture Company holds good title to its properties in accordance with standards generally accepted in the minerals industry. As is customary in the mining industry, the Company conducted only a preliminary title examination at the time the Company acquired the Tetlin Lease. The Joint Venture Company also conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. Before the Joint Venture Company begins any mining activities, however, it might conduct a full title examination and perform curative work on any defects that it deems significant.
Lease with Tetlin Village Council
JEX entered into the Tetlin Lease with the Tetlin Tribal Council, effective as of July 15, 2008. In November 2010, the Tetlin Lease was assigned to the Company and in January 2015, the Tetlin Lease was assigned to the Joint Venture Company.
The Tetlin Lease covers an estimated 675,000 acres of land for an initial term of ten years which was extended for ten years to July 5, 2028 and so long thereafter as the Joint Venture Company continues conducting exploration or mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date have already satisfied this work commitment requirement for the full lease term through 2018 because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% depending on the type of metal produced and the year of production. As of June 30, 2016, the Company has paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25% depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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
Gold Mining Claims
A listing of the Joint Venture Company's State of Alaska unpatented mining claims as of June 30, 2016 for gold and associated minerals are listed in Exhibits 99.1, 99.3, 99.4, 99.5, and 99.6. These mining claims are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

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
The paved Alaska Highway passes near the northern edge of the Tetlin Property as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Tetlin Property are in Delta Junction, 107 road miles northwest of the Tetlin project and Glennallen, 138 road miles southwest of the Tetlin Property. The Company does not have any plant or equipment at the Tetlin Property, and relies on contractors for the Joint Venture Company to perform work. The Company does not believe the Tetlin Property was explored for minerals prior to exploration activities of the Company and the Joint Venture Company.

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

Gold Exploration

The Joint Venture Company controls a an estimated 775,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the TOK, Eagle, Bush, AD and Triple Z claims.

The Joint Venture Company initiated a summer of 2015 exploration program on the Tetlin Lease. The work program anticipated spending $5 million with a possible expansion of the work program in early fall if drilling results warranted further work. The drilling program included exploration targets that were helicopter-supported at the Tors, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone area. Most of the initial work program (Phase I) was completed by early August with assay results received by early September. On August 31, 2015, the Joint Venture Company approved a budget of up to approximately $4 million for additional exploration work to be completed before the drilling season ended in October and incurred aggregate cost of approximately $6.8 million for the calendar 2015 exploration program.

The Joint Venture Company initiated a 2016 Phase I exploration program consisting of drilling the North Peak target area beginning in February 2016 on the Tetlin Lease with an approved budget of $4.4 million. The Joint Venture Company initiated a 2016 Phase II exploration drilling program in May, which is now scheduled to continue through October 2016. The project has incurred an aggregate cost in calendar 2016 of approximately $4.5 million.

From inception to date the Joint Venture Company has incurred $11.3 million in exploration program expenditures. As of June 30, 2016, Royal Gold has funded a total of $10.7 million (including the initial investment of $5 million) and earned an 11.0% interest in the Joint Venture Company. An additional budget was approved for spending up to an additional $6.8 million during the remainder of calendar 2016.

The exploration effort on the Tetlin Lease has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Tetlin project, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Tetlin project.

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

From a regional perspective, the Tetlin Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Tetlin Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Tetlin Property was unknown in Interior Alaska. Diamond drilling results from 2011 through 2016 have revealed the presence of a distinctive suite of elements and minerals at the Main Peak, North Peak and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. Skarn is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Peak and North Peak Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Chief Danny Prospect

The Chief Danny Prospect currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through 2016, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,079	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133				46,127
2016	Chief Danny	5,811					31,802
	Total	29,623	1,820	3,916	847	1,084	169,069	6,385	2,330

2016 Exploration Program - Phase II. During the quarter ended June 30, 2016, exploration drilling was completed by the Joint Venture Company on the Tetlin Property totaling 5,653 meters (18,547 feet) in 33 holes, referred to as the 2016 Phase II program. The Joint Venture Company spent an estimated $2.6 million on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling targeted three areas, North Peak, West Peak, and Connector Zones to better define the areas with known mineralization. During the program, high grade-gold mineralization was drilled in the area that joins North Peak to the Connector Zone mineralization identified in the 2016 Phase I program. Several holes drilled revealed significant grade-thickness interests of gold such as drill hole 16235 which intercepted 38.88 meters grading 51.62 gpt gold starting at 14.50 meters, 6.42 meters grading 8.73 gpt gold starting at 59.50 meters, and an additional 2.95 meters grading at 4.97 gpt starting at 70.05 meters depth.

The map below depicts the location of 33 core holes drilled during the 2016 Phase II program:

2016 PHASE II CORE HOLES DRILLED

Explanation
Drill collar - 2016 Phase 2
Drill collar - 2016 Phase 1
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
16212-214
16220-222
16241
16237
16226-227
16238
16239
16234
16240
16235
16233
16236
16223-225
16228-230
16231
16211, 16215-216, 16242-243
16232
16217-219
0
40
80
Meters

Significant Drill Intercepts from the 2016 Phase II Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained to date for Phase II of the 2016 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16211	Connector	16.11	26.42	10.31	3.500	0.102	34.4	0.299
Including	Connector	20.57	21.00	0.43	13.650	0.398	45.6	0.199
TET16211	Connector	29.87	42.82	12.95	3.090	0.090	58.9	0.295
Including	Connector	41.61	42.82	1.21	14.350	0.419	251.0	0.681
TET16211	Connector	50.04	54.25	4.21	2.700	0.079	18.0	0.147
TET16211	Connector	114.76	121.05	6.29	1.440	0.042	66.3	0.09
TET16212	North Peak	52.88	55.85	2.97	0.900	0.026	2.5	0.151
TET16212	North Peak	142.22	144.57	2.35	1.560	0.046	—	0.028
TET16213	North Peak	115.98	127.84	11.86	0.610	0.018	1.0	0.042
TET16214	North Peak	54.67	56.49	1.82	1.400	0.041	5.6	0.025
TET16214	North Peak	140.47	143.77	3.30	1.270	0.037	20.5	0.730
Including	North Peak	140.47	141.10	0.63	4.890	0.143	83.1	2.970
TET16215	North Peak	50.58	66.20	15.62	2.400	0.070	42.0	0.520
TET16215	North Peak	86.10	89.68	3.58	0.930	0.027	7.5	0.012

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16216	North Peak	17.28	32.99	15.71	1.840	0.054	19.4	0.107
Including	North Peak	17.28	18.17	0.89	9.720	0.284	74.5	0.317
TET16216	North Peak	55.85	69.79	13.94	0.900	0.026	48.8	0.384
TET16216	North Peak	110.33	112.00	1.67	0.940	0.027	22.3	0.044
TET16217	West Peak	50.02	52.64	2.62	0.780	0.023	—	0.007
TET16217	West Peak	88.30	89.40	1.10	1.470	0.043	2.9	0.093
TET16218	West Peak	49.53	55.42	5.89	1.980	0.058	—	0.005
TET16218	West Peak	60.76	63.82	3.06	1.760	0.051	—	0.009
TET16218	West Peak	77.11	85.80	8.69	2.250	0.066	0.7	0.008
TET16218	West Peak	191.47	206.48	15.01	7.100	0.207	8.9	0.325
Including	West Peak	194.18	194.91	0.73	73.500	2.144	37.0	1.550
TET16218	West Peak	215.60	216.96	1.36	1.280	0.037	0.6	0.018
TET16219	West Peak	37.65	47.55	9.90	1.370	0.040	0.2	0.019
TET16219	West Peak	195.24	199.32	4.08	0.640	0.019	9.0	0.025
TET16219	West Peak	207.11	210.16	3.05	0.910	0.027	0.8	0.025
TET16220	North Peak	23.27	56.23	32.96	4.870	0.142	2.4	0.045
Including	North Peak	27.70	29.41	1.71	12.300	0.359	7.3	0.124
and	North Peak	32.96	33.99	1.03	15.150	0.442	4.5	0.138
and	North Peak	33.99	34.98	0.99	14.950	0.436	5.7	0.108
and	North Peak	42.72	44.37	1.65	12.900	0.376	5.3	0.040
and	North Peak	51.89	53.24	1.35	11.900	0.347	5.9	0.110
TET16220	North Peak	64.16	66.14	1.98	6.810	0.199	6.0	0.111
TET16220	North Peak	71.72	73.75	2.03	1.340	0.039	2.3	0.064
TET16221	North Peak	21.61	39.53	17.92	8.230	0.240	3.0	0.035
Including	North Peak	30.82	32.90	2.08	18.300	0.534	3.1	0.067
and	North Peak	37.50	39.53	2.03	17.150	0.500	5.0	0.063
TET16221	North Peak	74.07	92.63	18.56	2.910	0.085	3.3	0.023
Including	North Peak	74.07	77.27	3.20	9.730	0.284	2.8	0.019
TET16221	North Peak	97.82	99.86	2.04	3.060	0.089	11.7	0.127
TET16221	North Peak	105.71	117.65	11.94	2.740	0.080	10.3	0.035
TET16221	North Peak	125.10	129.54	4.44	4.430	0.129	3.3	0.051
TET16223	North Peak	50.93	57.63	6.70	1.770	0.052	9.7	0.028
TET16223	North Peak	74.36	85.80	11.44	1.070	0.031	30.6	0.184
TET16223	North Peak	93.42	95.48	2.06	3.390	0.099	42.0	0.476
TET16223	North Peak	103.10	109.08	5.98	2.920	0.085	4.3	0.093
TET16224	North Peak	109.07	115.61	6.54	2.500	0.073	8.8	0.168
TET16225	North Peak	55.60	64.90	9.30	11.770	0.343	51.1	0.041
Including	North Peak	63.09	64.90	1.81	36.200	1.056	171.0	0.093
TET16225	North Peak	87.64	105.14	17.50	2.950	0.086	33.7	0.187
Including	North Peak	102.41	105.14	2.73	8.630	0.252	19.7	0.103
TET16226	North Peak	11.58	13.46	1.88	0.960	0.028	88.4	0.016
TET16226	North Peak	18.75	26.09	7.34	16.970	0.495	6.7	0.040
Including	North Peak	18.75	20.20	1.45	71.300	2.080	18.2	0.045
TET16226	North Peak	35.51	36.88	1.37	1.430	0.042	8.3	0.028
TET16226	North Peak	54.08	57.81	3.73	1.430	0.042	5.8	0.035
TET16227	North Peak	21.56	32.31	10.75	18.620	0.543	10.2	0.083
Including	North Peak	24.00	25.20	1.20	81.900	2.389	19.3	0.116
and	North Peak	25.20	26.14	0.94	43.400	1.266	15.0	0.140
TET16227	North Peak	88.11	90.22	2.11	1.320	0.039	0.6	0.002
TET16228	North Peak	25.42	40.23	14.81	4.640	0.135	21.7	0.257
Including	North Peak	33.81	35.95	2.14	17.900	0.522	41.9	0.602
TET16228	North Peak	43.89	51.47	7.58	3.540	0.103	12.3	0.255
TET16228	North Peak	56.86	59.74	2.88	3.140	0.092	1.3	0.022

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16228	North Peak	62.94	75.23	12.29	1.090	0.032	26.6	0.234
TET16230	North Peak	42.95	50.22	7.27	4.170	0.122	24.0	0.303
TET16231	North Peak	53.89	57.32	3.43	0.730	0.021	7.0	0.053
TET16231	North Peak	68.17	70.83	2.66	7.730	0.225	26.1	0.118
TET16231	North Peak	75.61	81.16	5.55	3.090	0.090	21.1	0.235
TET16231	North Peak	88.19	90.34	2.15	1.110	0.032	4.3	0.031
TET16231	North Peak	101.08	102.64	1.56	3.810	0.111	5.5	0.054
TET16231	North Peak	128.15	132.89	4.74	2.000	0.058	9.3	0.139
Including	North Peak	131.41	131.97	0.56	6.930	0.202	6.7	0.125
TET16232	North Peak	43.28	50.90	7.62	1.180	0.034	55.4	0.054
TET16232	North Peak	117.35	121.62	4.27	0.710	0.021	64.0	0.355
TET16232	North Peak	138.53	152.21	13.68	5.520	0.161	12.4	0.067
Including	North Peak	139.47	139.75	0.28	32.400	0.945	52.7	0.117
and	North Peak	142.29	143.89	1.60	18.400	0.537	12.8	0.260
and	North Peak	146.94	147.36	0.42	28.100	0.820	93.8	0.095
TET16233	North Peak	23.11	24.14	1.03	7.890	0.230	13.3	0.032
TET16233	North Peak	38.23	42.98	4.75	2.060	0.060	16.4	0.070
TET16233	North Peak	56.10	70.69	14.59	5.760	0.168	35.2	0.389
TET16234	North Peak	16.00	17.75	1.75	8.280	0.242	27.2	0.016
TET16234	North Peak	23.90	35.63	11.73	8.760	0.256	14.8	0.034
TET16234	North Peak	58.67	65.60	6.93	5.530	0.161	15.8	0.015
TET16235	North Peak	14.50	53.38	38.88	51.620	1.506	216.0	0.020
Including	North Peak	17.68	20.73	3.05	320.000	9.333	589.0	0.025
and	North Peak	23.93	24.47	0.54	371.000	10.821	3,210.0	0.006
and	North Peak	24.47	25.76	1.29	109.000	3.179	265.0	0.016
and	North Peak	28.85	29.34	0.49	116.000	3.383	151.0	0.003
and	North Peak	52.98	53.38	0.40	125.000	3.646	143.0	0.014
TET16235	North Peak	59.50	65.92	6.42	8.730	0.255	43.4	0.053
TET16235	North Peak	70.05	73.00	2.95	4.970	0.145	13.1	0.019
TET16236	North Peak	4.67	7.23	2.56	0.830	0.024	2.1	0.007
TET16236	North Peak	60.45	63.09	2.64	2.930	0.085	51.4	0.012
TET16237	North Peak	9.75	23.94	14.19	45.330	1.322	9.3	0.078
Including	North Peak	11.58	13.56	1.98	97.000	2.829	19.6	0.248
and	North Peak	13.56	14.80	1.24	166.000	4.842	14.3	0.019
TET16237	North Peak	28.81	33.23	4.42	2.170	0.063	4.7	0.014
TET16237	North Peak	41.15	42.95	1.80	6.720	0.196	1.9	0.021
TET16237	North Peak	50.90	53.82	2.92	1.550	0.045	—	0.003
TET16237	North Peak	57.38	61.18	3.80	1.660	0.048	0.9	0.014
TET16238	North Peak	68.42	74.68	6.26	4.980	0.145	34.3	0.099
TET16238	North Peak	77.90	93.57	15.67	3.170	0.092	3.1	0.023
Including	North Peak	79.92	81.35	1.43	18.200	0.531	3.1	0.034
TET16239	North Peak	35.66	38.45	2.79	1.230	0.036	5.1	0.005
TET16239	North Peak	50.79	54.72	3.93	7.760	0.226	23.3	0.023
Including	North Peak	50.79	51.27	0.48	26.800	0.782	104.0	0.129
TET16239	North Peak	109.41	116.13	6.72	1.420	0.041	9.6	0.071
TET16240	North Peak	119.33	132.85	13.52	1.590	0.046	1.7	0.020
TET16241	North Peak	56.43	56.79	0.36	11.450	0.334	172.0	0.066
TET16242	North Peak	19.38	25.45	6.07	2.720	0.079	70.5	0.236
TET16242	North Peak	31.04	34.41	3.37	5.720	0.167	64.4	0.541
TET16242	North Peak	37.58	63.93	26.35	5.550	0.162	39.3	0.134
Including	North Peak	50.44	53.15	2.71	18.300	0.534	75.5	0.097
and	North Peak	58.18	63.09	4.91	12.050	0.351	38.8	0.149
TET16242	North Peak	151.88	152.58	0.70	3.860	0.113	56.7	0.070

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16242	North Peak	156.00	157.25	1.25	3.170	0.092	66.5	0.376
TET16243	North Peak	10.93	12.30	1.37	14.950	0.436	28.8	0.105
TET16243	North Peak	15.85	21.55	5.70	4.300	0.125	47.6	0.247
TET16243	North Peak	25.82	34.29	8.47	3.990	0.116	49.6	0.391
TET16243	North Peak	39.68	57.19	17.51	4.970	0.145	61.2	0.116
TET16243	North Peak	99.42	104.70	5.28	2.600	0.076	18.7	0.210

2016 Exploration Program - Phase I. During the first three months of calendar year 2016, exploration drilling was completed by the Joint Venture Company on the Tetlin Property totaling 4,040 meters (13,255 feet) in 19 holes, referred to as the 2016 Phase I program. The Joint Venture Company spent an estimated $1.9 million to complete the program including drilling, geochemical analyses, landholding fees and other related expenses. Drilling targeted two areas, North Peak and West Peak, with the objective of enhancing the understanding of mineralization geometry and geochemical variability. During the program, an area located between the Peak Zone and North Peak was tested, producing significant gold and copper assay intervals in a Connector Zone.

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

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16192	North Peak	31.34	38.29	6.95	0.784	0.023	2.5	0.023
TET16192	North Peak	42.00	43.42	1.42	1.803	0.053	1.5	0.021
TET16192	North Peak	78.51	91.78	13.27	49.194	1.435	4.5	0.035
including	North Peak	80.96	81.59	0.63	416.000	12.133	26.7	0.066
TET16192	North Peak	102.84	105.46	2.62	2.536	0.074	4.5	0.151
TET16192	North Peak	122.07	123.79	1.72	3.850	0.112	1.1	0.067
TET16192	North Peak	139.90	143.78	3.88	3.992	0.116	3.1	0.119
TET16193	North Peak	85.91	90.62	4.71	12.452	0.363	3.6	0.065
including	North Peak	88.09	89.71	1.62	27.974	0.816	5.9	0.041
TET16195	North Peak	66.50	68.34	1.84	6.718	0.196	3.7	0.069
TET16196	North Peak	65.78	69.12	3.34	0.712	0.021	14.1	0.096
TET16199	West Peak	21.09	23.13	2.04	3.462	0.101	6.9	0.037
TET16199	West Peak	50.19	52.08	1.89	1.375	0.040	0.7	0.022
TET16199	West Peak	55.62	57.79	2.17	1.805	0.053	—	0.005
TET16199	West Peak	80.44	82.76	2.32	1.529	0.045	1.9	0.054
TET16199	West Peak	95.08	96.63	1.55	2.690	0.078	0.9	0.006
TET16199	West Peak	139.46	145.31	5.85	0.699	0.020	1.1	0.03
TET16204	North Peak	50.41	53.34	2.93	1.100	0.032	5.2	0.189
TET16204	North Peak	63.06	65.42	2.36	2.050	0.060	1.1	0.044
TET16204	North Peak	194.11	195.93	1.82	16.338	0.477	328.4	0.157
TET16205	North Peak	65.07	70.61	5.54	0.954	0.028	2.8	0.165
TET16205	North Peak	82.91	83.67	0.76	6.715	0.196	11.2	0.005
TET16205	North Peak	150.74	151.73	0.99	3.360	0.098	4.2	0.314
TET16206	North Peak	60.95	104.38	43.43	3.611	0.105	2.1	0.108
including	North Peak	98.34	100.04	1.70	30.700	0.895	2.3	0.108
TET16207	North Peak	92.88	95.92	3.04	2.590	0.076	1.4	0.057
TET16208	West Peak	55.02	58.20	3.18	2.543	0.074	0.5	0.005
TET16208	West Peak	88.66	108.65	19.99	2.822	0.082	0.1	0.006
including	West Peak	95.55	97.45	1.90	12.050	0.351	0.5	0.011
and	West Peak	98.93	100.02	1.09	14.200	0.414	0.7	0.013
TET16209	West Peak	46.33	48.95	2.62	2.222	0.065	0.8	0.007
TET16209	West Peak	52.73	58.98	6.25	4.863	0.142	0.5	0.014
including	West Peak	55.78	57.54	1.76	12.788	0.373	1.1	0.037
TET16210	Connector	16.95	60.91	43.96	3.275	0.096	30.6	0.402
including	Connector	18.12	22.29	4.17	9.006	0.263	51.5	0.291
and	Connector	51.90	53.26	1.36	10.150	0.296	19.6	0.583
and	Connector	56.57	57.15	0.58	10.550	0.308	50.4	2.280
TET16210	Connector	131.83	135.60	3.77	2.614	0.076	52.5	0.140

In 2015, two phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property totaling 14,059 meters (46,127 feet) in 61 holes. The Joint Venture Company spent $6.8 million to complete both programs including drilling, geochemical analyses, landholding fees and other related expenses.

2015 Exploration Program - Phase II. The Joint Venture Company completed 6,897 meters (22,629 ft) of core drilling in 32 core holes during the 2015 Phase II drilling program on the Tetlin Property, which was completed October 19, 2015. Drilling targeted two areas, West Peak and North Peak/Blue Moon, with the objective of defining mineralization geometry and geochemical variability.

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

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15161	Blue Moon	81.69	84.73	3.04	1.072	0.031	—	0.024
TET15162	Blue Moon	165.22	178.16	12.94	0.197	0.006	3.3	0.130
including	Blue Moon	175.80	178.16	2.36	0.894	0.026	4.0	0.147
TET15163	North Peak	138.44	155.06	16.62	0.851	0.025	3.4	0.179
including	North Peak	138.44	139.53	1.09	4.530	0.132	8.9	0.083
and	North Peak	143.20	146.08	2.88	2.350	0.069	3.2	0.122
TET15164	Blue Moon	79.20	81.14	1.94	2.560	0.075	2.5	0.089
TET15165	North Peak	30.42	32.34	1.92	70.898	2.068	39.0	0.015
TET15165	North Peak	55.17	57.93	2.76	1.805	0.053	0.9	0.017
TET15165	North Peak	102.11	111.25	9.14	2.800	0.082	3.8	0.058
including	North Peak	109.06	109.59	0.53	29.100	0.849	23.9	0.184
TET15166	Blue Moon	73.29	78.48	5.19	0.594	0.017	4.4	0.175
TET15167	North Peak	49.68	57.00	7.32	6.725	0.196	1.8	0.033
including	North Peak	49.68	51.00	1.32	33.700	0.983	6.0	0.061
TET15167	North Peak	105.72	113.15	7.43	0.731	0.021	1.5	0.074
TET15167	North Peak	118.45	126.21	7.76	12.414	0.362	3.0	0.097
including	North Peak	125.56	126.21	0.65	47.100	1.374	5.7	0.094
TET15167	North Peak	163.73	173.67	9.94	0.573	0.017	10.0	0.216
including	North Peak	163.73	164.14	0.41	2.890	0.084	12.1	0.345
and	North Peak	166.52	166.92	0.40	2.230	0.065	10.9	0.302
TET15168	Blue Moon	111.55	114.28	2.73	3.630	0.106	5.1	0.140
TET15169	North Peak	22.85	27.16	4.31	3.028	0.088	1.5	0.020
TET15169	North Peak	50.08	54.11	4.03	1.573	0.046	11.7	0.143
including	North Peak	50.08	50.63	0.55	8.100	0.236	38.6	0.052
TET15169	North Peak	110.78	132.62	21.84	1.414	0.041	2.0	0.141
including	North Peak	115.29	116.43	1.14	4.590	0.134	5.5	0.197
and	North Peak	118.78	121.02	2.24	5.736	0.167	3.4	0.221
TET15170	Blue Moon	176.01	189.74	13.73	0.645	0.019	5.2	0.212
including	Blue Moon	182.22	184.32	2.10	2.340	0.068	7.3	0.337
TET15171	North Peak	3.96	10.97	7.01	1.724	0.050	0.8	0.021
TET15171	North Peak	17.34	34.14	16.80	17.939	0.523	4.2	0.027
including	North Peak	20.73	22.63	1.90	61.300	1.788	10.1	0.071
and	North Peak	24.61	25.73	1.12	49.400	1.441	22.2	0.013
TET15171	North Peak	44.50	50.14	5.64	3.760	0.110	14.6	0.014
TET15173	North Peak	123.97	127.64	3.67	13.449	0.392	96.9	0.072
TET15174	West Peak	3.35	8.89	5.54	22.077	0.644	7.6	0.110
including	West Peak	5.49	7.36	1.87	62.400	1.820	19.3	0.158
TET15174	West Peak	14.78	21.03	6.25	6.451	0.188	3.3	0.126
including	West Peak	18.59	19.11	0.52	39.500	1.152	8.5	0.152
TET15174	West Peak	44.35	55.63	11.28	3.429	0.100	2.8	0.177
including	West Peak	44.78	46.95	2.17	7.878	0.230	4.2	0.217
TET15176	West Peak	7.92	76.39	68.47	5.457	0.159	0.4	0.059
including	West Peak	44.85	76.39	31.54	9.029	0.263	0.4	0.055
TET15177	North Peak	45.84	68.88	23.04	19.859	0.579	4.2	0.056
including	North Peak	49.99	51.22	1.23	58.700	1.712	8.7	0.091
and	North Peak	62.35	64.68	2.33	87.513	2.552	9.2	0.154

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET15177	North Peak	74.68	79.55	4.87	4.746	0.138	2.8	0.057
TET15178	North Peak	14.85	15.88	1.03	2.240	0.065	3.0	0.020
TET15178	North Peak	45.21	46.61	1.40	2.020	0.059	4.3	0.147
TET15178	North Peak	81.38	83.60	2.22	1.760	0.051	0.8	0.017
TET15178	North Peak	126.89	134.72	7.83	0.234	0.007	2.0	0.106
TET15178	North Peak	157.81	167.81	10.00	0.017	—	2.1	0.163
including	North Peak	161.99	163.43	1.44	0.032	0.001	5.7	0.491
TET15179	West Peak	26.52	31.24	4.72	0.595	0.017	0.2	0.040
TET15179	West Peak	50.14	68.28	18.14	1.512	0.044	—	0.017
including	West Peak	66.14	68.28	2.14	5.650	0.165	—	0.017
TET15179	West Peak	98.92	112.32	13.40	2.283	0.067	0.4	0.012
including	West Peak	109.16	110.29	1.13	8.210	0.239	1.2	0.020
TET15179	West Peak	117.96	126.34	8.38	2.115	0.062	1.2	0.029
TET15180	Discovery	153.92	159.85	5.93	0.543	0.016	19.7	0.286
including	Discovery	153.92	154.57	0.65	4.100	0.120	22.1	0.424
and	Discovery	158.11	159.85	1.74	0.085	0.002	54.2	0.747
TET15180	Discovery	187.40	189.05	1.65	1.988	0.058	25.2	0.356
TET15181	West Peak	15.88	17.05	1.17	6.440	0.188	2.9	0.071
TET15181	West Peak	22.71	31.09	8.38	3.948	0.115	2.0	0.056
TET15181	West Peak	49.83	60.05	10.22	4.635	0.135	1.1	0.030
including	West Peak	56.42	57.30	0.88	33.800	0.986	1.1	0.030
TET15181	West Peak	112.20	116.60	4.40	1.154	0.034	—	0.013
TET15181	West Peak	141.43	161.24	19.81	4.116	0.120	7.0	0.101
including	West Peak	147.45	148.19	0.74	9.990	0.291	15.5	0.103
and	West Peak	154.89	159.21	4.32	14.635	0.427	9.7	0.115
TET15182	West Peak	138.07	141.12	3.05	2.700	0.079	5.7	0.087
TET15182	West Peak	158.27	160.82	2.55	58.056	1.693	38.9	1.932
TET15184	West Peak	150.53	152.82	2.29	1.010	0.029	0.9	0.008
TET15185	West Peak	13.60	16.63	3.03	0.825	0.024	1.8	0.099
TET15185	West Peak	31.63	36.04	4.41	3.321	0.097	1.3	0.026
TET15185	West Peak	98.42	113.75	15.33	0.190	0.006	1.4	0.130
including	West Peak	100.58	101.53	0.95	1.760	0.051	3.6	0.312
TET15186	West Peak	75.16	104.38	29.22	0.280	0.008	2.6	0.160
TET15186	West Peak	126.16	128.77	2.61	1.730	0.050	—	0.010
TET15186	West Peak	152.59	161.68	9.09	0.838	0.024	0.3	0.025
TET15187	West Peak	69.66	76.27	6.61	0.124	0.004	2.9	0.122
including	West Peak	74.11	74.46	0.35	0.285	0.008	16.1	0.596
TET15187	West Peak	173.89	178.75	4.86	0.234	0.007	3.9	0.203
TET15187	West Peak	222.04	227.69	5.65	0.216	0.006	42.3	0.060
TET15188	West Peak	26.77	34.14	7.37	1.866	0.054	3.7	0.152
TET15188	West Peak	41.76	44.81	3.05	1.715	0.050	8.5	0.103
TET15188	West Peak	115.17	119.76	4.59	0.138	0.004	6.2	0.127
TET15188	West Peak	128.39	131.73	3.34	1.497	0.044	6.3	0.085
TET15189	West Peak	0.00	9.67	9.67	2.376	0.069	0.2	0.027
TET15189	West Peak	46.12	57.85	11.73	0.520	0.015	3.3	0.345
including	West Peak	51.86	53.75	1.89	2.880	0.084	4.3	0.415
TET15189	West Peak	66.78	69.56	2.78	0.128	0.004	4.1	0.341
TET15189	West Peak	74.72	78.33	3.61	2.003	0.058	—	0.008
TET15189	West Peak	87.48	96.62	9.14	0.572	0.017	1.2	0.060
TET15189	West Peak	126.45	128.32	1.87	0.254	0.007	4.0	0.329
TET15191	West Peak	42.67	44.35	1.68	1.835	0.054	—	0.020
TET15191	West Peak	70.83	74.38	3.55	2.682	0.078	2.0	0.143

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

Geochemical Analysis and Security

All samples submitted for 2015 and 2016 programs were prepared for assay by ALS Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion. All samples collected in 2016 were cataloged in the field and shipped via ground transport directly to ALS Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Tetlin Property followed industry accepted procedures for sample preparation, analysis and security.

Sampling, Analysis and Security

During the 2015 programs, Avalon personnel inserted 1,199 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Fifteen different commercial standards provided by Analytical Solutions were used during 2015. Values in these standards ranged from 0.514 ppm to 9.25 ppm gold. Six different commercial standards provided by Rock Labs were used during 2015. Values in these standards ranged from 0.414 ppm to 1.802 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

During the 2016 programs through June 30, 2016, Avalon personnel inserted 833 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Fifteen different commercial standards provided by Analytical Solutions were used during 2016. Values in these standards ranged from 0.514 ppm to 9.25 ppm gold. Six different commercial standards provided by Rock Labs were used during 2016. Values in these standards ranged from 0.414 ppm to 1.802 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.
Rare Earth Elements

While the Company previously acquired state of Alaska and federal unpatented mining claims for the exploration of rare earth elements, we have abandoned our rare earth element claims to devote more time and resources to our gold exploration.

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

	High	Low
Fiscal Year 2015:
Quarter ended September 30, 2014	$11.00	$8.02
Quarter ended December 31, 2014	$8.80	$2.05
Quarter ended March 31, 2015	$6.39	$2.05
Quarter ended June 30, 2015	$6.49	$4.10

Fiscal Year 2016:
Quarter ended September 30, 2015	$5.10	$2.51
Quarter ended December 31, 2015	$5.03	$3.25
Quarter ended March 31, 2016	$3.70	$2.43
Quarter ended June 30, 2016	$11.00	$3.00
As of June 30, 2016, there were 3,958,540 shares of Contango ORE, Inc. common stock outstanding held by approximately 72 registered shareholders.

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
The following table sets forth information about the Company's equity compensation plans at June 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	405,000	$10.24	214,094
Equity compensation plans not approved by security holders	—	—	—
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

In November 2010, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of June 30, 2016, all of the restricted stock granted in November 2010 was vested.

In December 2013, the Company's directors, executive officers and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of June 30, 2016, all of the restricted stock granted in December 2013 was vested.

In November 2014, two employees of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of June 30, 2016, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company's non-employee directors were granted an aggregate of 30,000 shares of restricted stock, of which 10,000 shares vested immediately and the remaining 20,000 shares will vest over the next two years. In addition, a former technical consultant was granted an aggregate of 10,000 shares of restricted stock which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of June 30, 2016, there were 10,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its employees. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of June 30, 2016, there were 56,666 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to its directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of June 30, 2016, there were 26,666 shares of such restricted stock that remained unvested.
As of June 30, 2016, the total compensation cost related to unvested awards not yet recognized was $280,111. The remaining costs will be recognized over the remaining vesting period of the awards.

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

(1) The Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon, for services performed during fiscal year 2011. Of the total options granted as a part of this grant, 15,000 were later forfeited.
(2) The Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant for services performed during fiscal year 2012. Of the total options granted as a part of this grant, 25,000 were later forfeited.
(3) The Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant for services performed during fiscal year 2013. Of the total options granted as a part of this grant, 50,000 were later forfeited.
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
Overview
The Company was formed on September 1, 2010 as a Delaware corporation. The Company is Houston-based company, whose primary business is to explore in the state of Alaska for gold ore and associated minerals. In connection with the closing of the Transactions with Royal Gold in January 2015, the Company formed the Joint Venture Company and contributed to the Joint Venture Company the Tetlin Property and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the Joint Venture Company LLC Agreement. The Joint Venture Company now holds title to the Tetlin Lease and unpatented mining claims.
Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue and other than Royal Gold’s contributions in connection with the Transactions, the Company’s ability to continue as a going concern is dependent on the Company's ability to raise capital to fund future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Tetlin Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Tetlin Property fails to contain any proven reserves, the Company's ability to generate future revenue, and the Company's results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company's stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.
Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized claim rental expenses of $14,425 for the fiscal year ended June 30, 2016, compared to $129,139 for the fiscal year ended June 30, 2015. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.
Exploration Expenses. The Company incurred approximately $0 of exploration expense for the fiscal year ended June 30, 2016, compared to $0.4 million for the fiscal year ended June 30, 2015. Since the consummation of the Transactions in January 2015, the Joint Venture Company has incurred all of the exploration expenses for the Company. The fiscal year 2016 exploration expenses are included within Loss from equity investment in the Joint Venture Company (up to the point of the Company's initial investment) on the consolidated statement of operations. Components of exploration expense include drilling, permits, fuel, field rentals and field supplies as well as staking, mapping, logging, surveying, plotting and helicopter and other transportation expenses.
Stock-based Compensation Expenses. The Company recognized $0.5 million of stock-based compensation expense for the fiscal period June 30, 2016, related to restricted stock granted officers and directors in December 2013, November 2014, January

2015, September 2015, and December 2015 and stock option awards granted to an officer in September 2013. The Company recognized approximately $0.5 million of stock-based compensation expense for the fiscal year ended June 30, 2015, related to restricted stock granted officers and directors in December 2013, November 2014, and January 2015 and stock option awards granted officers and directors in December 2012 and September 2013.
General and Administrative Expenses. General and administrative expenses for the fiscal year ended June 30, 2016 were $0.7 million, compared to $1.9 million for the fiscal year ended June 30, 2015. The majority of the fiscal year 2016 costs relate to audit and legal fees. The expenses were higher in 2015, as a result of professional and legal fees associated with the Transactions with Royal Gold which were consummated on January 8, 2015.
The Company's directors and officers currently do not receive cash compensation for their work for the Company. If the Company continues its business activities, and begins paying cash compensation to employees, there could be a significant increase in general and administrative expenses.
Liquidity and Capital Resources

Historically, the Company's primary cash requirements have been for exploration-related expenses and the Company's sources of cash have been from common stock offerings. Cash used in operating expenses for the year ended June 30, 2016 was $692,557. The majority of the cash used during the current year was for general and administrative expenses related to audit, legal, tax, and other public company related fees.

The Tetlin Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Property. As of June 30, 2016, the Company has approximately $1.3 million of cash, cash equivalents, and short term investments. Since the Company’s primary business is now the participation in the Joint Venture Company, it expects that its ongoing cash requirements will be related to general and administration expenses. The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of June 30, 2016, Royal Gold has funded a total of $10.7 million (including the initial investment of $5 million) and earned an 11.0% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment has been used by the Joint Venture Company for additional exploration of the Tetlin Property. As part of the Closing of the Transactions, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions.

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
Off-Balance Sheet Arrangements
None

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2016, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2015 - 2016 assessment year, claims rentals totaled $93,485. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.
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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2016, held a 89% ownership interest in the Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company, therefore the Company's investment in Peak Gold, LLC as of June

30, 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The audited financial statements of Peak Gold, LLC as of the year ended June 30, 2016 are filed as an exhibit to this Form 10-K.

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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 15, 2015, the Audit Committee of the Board of Directors approved the engagement of Hein & Associates LLP (“Hein”) as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2016.  On November 2, 2015, the Company informed Hein of the Committee’s decision.  On November 2, 2015, the Company informed BDO USA, LLP (“BDO”) that the Company engaged a new independent registered public accounting firm.

Prior to the appointment of Hein, the Company had not consulted with Hein with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (iii) of Regulation S-K.

The report of BDO on the financial statements of the Company as of and for fiscal year ended June 30, 2015 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended June 30, 2015 and through the effective date of the November 2, 2015, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to BDO’s satisfaction would have caused BDO to make reference thereto in connection with its report on the financial statements for such period. During the fiscal year ended June 30, 2015and through the effective date of November 2, 2015, there were no reportable events of the types described in Item 304(a)(1)(v) of Regulation S-K.
The Company had no disagreement with its auditor, Hein & Associates LLP, during fiscal year 2016.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2016. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report from Hein & Associates, LLP, the Company's independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by Hein & Associates, LLP, pursuant to SEC rules that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2016.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango ORE, Inc. (1)
3.2	Bylaws of Contango ORE, Inc. (1)
4.1	Form of Certificate of Contango ORE, Inc. Common Stock (1)
4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (6)
4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent (6)
4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A.. as Rights Agent (7)
4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company,. N.A.. as Rights Agent (11)
4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc and Computershare Trust Company. N.A.. as Rights (12)
4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc and Computershare Trust Company. N.A.. as Rights (15)
10.1
Mineral Lease, effective as of July 15, 2008, between the Native Village of Tetlin and Juneau Exploration Company, d/b/a Juneau Mining Company, as amended by Amendment No. 1 to Mineral Lease, effective as of October 1, 2009. (1)

10.2	Amendment No. 2 to Mineral Lease,effective as of June 1, 2011 (2)
10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011 (2)
10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012 (8)
10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak (1)
10.6	Form of 2010 Equity Compensation Plan (1)
10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)
10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)
10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)
10.1	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)
10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (9)
10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)
10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (7)
10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014 (11)
10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014 (11)
10.19	Stability Agreement, by and between Contango ORE, Inc. and the Native Village of Tetlin, dated October 2, 2014 (14)
14.1	Code of Ethics (9)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm†
23.2	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm†
31.1	Section 302 CEO Certification †
31.2	Section 302 CFO Certification †
32.1	Section 906 CEO Certification †
32.2	Section 906 CFO Certification †
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease) (2)
99.2	Original Schedule of REE Properties (2)
99.3	Schedule of Revised TOK Claims (8)
99.4	Schedule of Bush Claims (8)
99.5	Schedule of Revised Eagle Claims (8)
99.6	Schedule of ADC 2 Claims (8)
99.7	2011 Report of Behre Dolbear & Company (USA) (5)
99.8	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (10)
99.9	Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (11)
99.10	Audited Financial Statements of Peak Gold, LLC as of June 30, 2016†
101	Interactive Data Files †

†	Filed herewith

[1]	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
[2]	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
[3]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.
[4]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.
[5]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
[6]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
[7]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
[8]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
[9]	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.
[10]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.
[11]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.
[12]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
[13]	Filed as an exhibit to the Company's report on Form 8-K, as with the Securities and Exchange Commission on December 18, 2014.
[14]	Filed as an exhibit to the Company's report on Form 10-Q for the six months ended December 31, 2014, as filed with the Securities and Exchange Commission on February 6, 2014.
[15]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

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

Name	Title	Date
/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	August 25, 2016
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	August 25, 2016
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	August 25, 2016
JOSEPH G. GREENBERG

CONTANGO ORE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Contango Ore, Inc.

We have audited the accompanying consolidated balance sheet of Contango Ore, Inc. as of June 30, 2016, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2016 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Ore, Inc. as of June 30, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/Hein & Associates LLP

Houston, Texas
August 25, 2016

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
/s/ BDO USA, LLP
Houston, Texas
October 9, 2015

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$1,254,489	$1,947,046
Prepaid expenses and other	58,165	67,384
Total current assets	1,312,654	2,014,430
OTHER ASSETS:
Investment in Peak Gold, LLC (NOTE 9)	—	—
TOTAL ASSETS	$1,312,654	$2,014,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,854	$24,876
Accrued liabilities	92,884	78,104
Total current liabilities	113,738	102,980
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 30,000,000 shares authorized; 3,958,540 shares issued and outstanding at June 30, 2016; 3,876,206 shares issued and outstanding at June 30, 2015	39,585	38,762
Additional paid-in capital	33,434,899	32,928,038
Accumulated deficit	(32,275,568)	(31,055,350)
SHAREHOLDERS’ EQUITY	1,198,916	1,911,450
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,312,654	$2,014,430

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2016	2015
EXPENSES:
Claim rentals and minimum royalties	$14,425	$129,139
Exploration expense	—	363,461
Stock-based compensation expense	507,684	483,080
General and administrative expense	698,109	1,948,387
Expense reimbursement		(750,000)
Total expenses	1,220,218	2,174,067
OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC	—	1,433,886
LOSS BEFORE INCOME TAXES	$1,220,218	$3,607,953
Benefit (provision) for income taxes	—	—
NET LOSS	$1,220,218	$3,607,953
LOSS PER SHARE
Basic and diluted	$0.31	$0.94
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,928,327	3,842,909

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,220,218)	$(3,607,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	507,684	724,743
Loss from equity investment in Peak Gold, LLC	—	1,433,886
Changes in operating assets and liabilities:
Decrease in prepaid expenses	9,219	31,522
Increase/(decrease) in accounts payable and other accrued liabilities	10,758	(83,653)
Net cash used in operating activities	(692,557)	(1,501,455)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(692,557)	(1,501,455)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,947,046	3,448,501
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,254,489	$1,947,046
NON-CASH INVESTING ACTIVITIES:
Assets contributed to Peak Gold, LLC	$—	$1,433,886

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2014	3,805,539	$38,055	$32,204,002	$(27,447,397)	$4,794,660
Stock-based compensation	—	—	724,743	—	724,743
Shares vested	70,667	707	(707)	—	—
Net loss for the period	—	—	—	(3,607,953)	(3,607,953)
Balance at June 30, 2015	3,876,206	38,762	32,928,038	(31,055,350)	1,911,450
Stock-based compensation	—	—	507,684	—	507,684
Shares vested	82,334	823	(823)	—	—
Net loss for the period	—	—	—	(1,220,218)	(1,220,218)
Balance at June 30, 2016	3,958,540	$39,585	$33,434,899	$(32,275,568)	$1,198,916

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company that engages in the exploration in Alaska for gold and associated minerals through a joint venture company, Peak Gold, LLC. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals. The Company currently has two wholly owned subsidiaries, AU Core, Inc. and CORE Alaska, LLC. AU CORE, Inc. historically owned unpatented mining claims. Those claims were transferred to the Joint Venture Company in January 2015. CORE participates in the Joint Venture Company via CORE Alaska, LLC.
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
The properties contributed to the Company by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Tribal Council"); (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). See Note 13 - Related Party Transactions.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. If any of such properties are placed into commercial production, the Company would be obligated to pay a 2.0% production royalty to Royal Gold. The Company terminated its Advisory Agreement with JEX. See Note 13 - Related Party Transactions.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the "Tetlin Property"), together with other property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company    . At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold will have the option to obtain up to 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment are being used by the Joint Venture Company for additional exploration of the Tetlin Property. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. During the fiscal year ended June 30, 2016, Royal Gold contributed $5.7 million (in addition to its initial contribution of $5 million) to the Joint Venture Company and earned a percentage interest of approximately 11%.

The Company has completed six years of exploration efforts on the Tetlin Property, which has resulted in the discovery of the Peak Zone mineralization within the Chief Danny prospect area on the Tetlin Lease. The Joint Venture Company is currently completing Phase II of the 2016 drilling program.
2. Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Since the Company’s primary business is now the investment in and management of the Joint Venture Company, it expects that its ongoing cash requirements will only be related to general and administration expenses. Given this, the Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.
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
Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of each restricted stock award is the market price of the stock on the date of grant.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2016 and June 30, 2015 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2016 or June 30, 2015. The Company files income tax returns in the United States and certain state jurisdictions. The Company's tax returns through fiscal year 2016 remain open for examination by taxing authorities in the respective jurisdictions where those returns are filed.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2016 held an 89% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of June 30, 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Recently Issued Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016‑-09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016‑-09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 provides guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet. As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for the Company’s fiscal year beginning July 1, 2017 and will only result in a change in presentation of these deferred taxes on our consolidated balance sheets. Early adoption is permitted, and we are currently evaluating the impact of this guidance on our consolidated financial statement

The FASB has issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. The ASU will be effective for annual periods beginning after December 15, 2015; and for interim periods, within those fiscal years. Early adoption of this ASU is permitted for financial statements that have not been previously issued.
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
The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company's consolidated financial statements.
4. Costs Incurred
Costs to acquire and explore the Tetlin Property were as follows:

	Year Ended June 30,
	2016	2015
Acquisition of mineral interests	$—	$—
Exploration costs and claim rentals	14,425	492,600
Total costs incurred	$14,425	$492,600

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Company initiates and continues conducting mining operations on the Tetlin Lease. The current year expense relates to the amortization of claim rental payments with August 2015 expirations. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.
5. Prepaid Expenses
The Company’s prepaid expenses of $58,165 and $67,384 as of June 30, 2016 and 2015, respectively, relate to prepaid insurance costs and prepaid XBRL filing costs.
6. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Year Ended June 30, 2016
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$1,220,218	3,928,327	$0.31

	Year Ended June 30, 2015
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$3,607,953	3,842,909	$0.94

Options and warrants to purchase1,635,999 and 1,675,999 shares of common stock were outstanding as of June 30, 2016, and 2015, respectively. These options and warrants were not included in the computation of diluted earnings per share for the applicable fiscal year, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.
7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of June 30, 2016 and 2015, the Company had 3,958,540 and 3,876,206 shares of common stock outstanding, respectively. The Company also had an additional 102,332 shares of unvested restricted stock and 1,635,999 options and warrants to purchase shares of common stock outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest over the next two years.
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

8. Formation of Joint Venture Company
On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiary, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration of the Company’s Tetlin Property, for gold and associated minerals prospects.
In connection with the Closing of the Transactions the Company contributed to the Joint Venture Company its Tetlin Property, together with other property (the “Contributed Assets”) at an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiary, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).
Royal Gold will serve as the Manager of the Joint Venture Company ("the Manager") and will initially manage, direct, and control the operation of the Joint Venture Company.
As a condition to the Closing, the Company and the Tetlin Tribal Council entered into a Stability Agreement dated October 2, 2014, pursuant to which the Company and the Tetlin Village Council, among other things, acknowledged the continued validity of the Tetlin Lease and all its terms notwithstanding any future change in the status of the Tetlin Village Council or the property subject to the Tetlin Lease.
At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million (the “Royal Gold Initial Contribution”). The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%. In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions and is included as an expense reimbursement on our consolidated statements of operations. The initial contribution of $5 million was the only contribution that Royal Gold made to the Joint Venture Company during the fiscal year ended 2015. During the fiscal year ended June 30, 2016, Royal Gold contributed $5.7 million to the Joint Venture Company and earned a percentage interest of 11.0%.
The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to obtain an economic interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company in an aggregate amount equal to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold makes the full $30 million capital contribution by October 31, 2018, it will receive a 40% economic interest in the Joint Venture Company, and the Company will retain a 60% economic interest in the Joint Venture Company. As of June 30, 2016, Royal Gold has contributed a total of $10.7 million (including the initial $5 million contribution) to the Joint Venture Company and earned a percentage interest of 11.0%.
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
9. Investment in Peak Gold, LLC
The Company recorded its investment at the historical cost of the assets contributed which was approximately $1.4 million. During the fiscal year ended June 30, 2016, Royal Gold contributed $5.7 million to the Joint Venture Company and earned an interest of 11.0%. Therefore, as of June 30, 2016, the Company holds a 89% economic interest in the Joint Venture Company. As of June 30, 2015, the Company held a 100% economic interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.
The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to June 30, 2016:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at Inception January 8, 2015	$1,433,886
Loss from equity investment in Peak Gold, LLC	$(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
ASSETS
Cash and cash equivalents	$990,698	$4,757,194
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$2,424,584	$6,191,080

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$1,674,956	$2,060,476
TOTAL LIABILITIES	1,674,956	2,060,476
MEMBERS' EQUITY	749,628	4,130,604
TOTAL LIABILITIES AND MEMBERS' EQUITY	$2,424,584	$6,191,080
The Company's share of the Joint Venture Company's results of operations for the years ended June 30, 2016 and 2015 was a loss of $8.6 million and $2.3 million, respectively. The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of June 30, 2016 and 2015, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of $10.9 million and $2.3 million, respectively, exceeded the historical cost of our investment in Peak Gold, LLC, of $1.4 million. Therefore the investment in the Joint Venture Company had a balance of zero as of June 30, 2016 and 2015. The Company is not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The total suspended losses as of June 30, 2016 and 2015 were $9.5 million and $0.9 million, respectively.
The following table presents the condensed results of operations for Peak Gold, LLC for the periods ended June 30, 2016:

	Year Ended	Period from Inception January 8, 2015 to	Period from Inception January 8, 2015 to
	June 30, 2016	June 30, 2015	June 30, 2016
EXPENSES:
Exploration expense	$7,713,541	$1,818,318	$9,531,859
General and administrative	1,317,435	484,964	1,802,399
Total expenses	9,030,976	2,303,282	11,334,258
NET LOSS	$9,030,976	$2,303,282	$11,334,258

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

    The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits)

are classified as financing cash flows. See Note 3—“Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company's stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to do not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The total fair value of stock options vested in fiscal year 2016 and 2015 was approximately $21,400 and $438,000, respectively. As of June 30, 2016, the total unrecognized compensation cost related to nonvested stock options was $0. As of June 30, 2016 the stock options had a weighted average remaining life of 1.4 years.
A summary of the status of stock options granted under the 2010 Plan as of June 30, 2016 and 2015, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2016		2015
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	445,000	$10.41	445,000	$10.41
Granted	—		—	$—
Exercised	—		—	$—
Forfeited(2)	(40,000)	$12.41	—	$—
Cancelled	—		—	$—
Outstanding, end of year	405,000	$10.24	445,000	$10.41
Aggregate intrinsic value	$—		$—

Exercisable, end of year	405,000	$10.24	440,000	$10.41
Aggregate intrinsic value	$—		$—

Available for grant, end of year	214,094		299,094

Weighted average fair value of options granted during the year (1)	$—		$—
_______________
(1) There were no options granted during the years ended June 30, 2016 and 2015.

(2)	The Estate of Ken Peak forfeited 40,000 shares during the year ended June 30, 2016
The following table summarizes information regarding stock options granted under the Company's 2010 Plan that were outstanding at June 30, 2016:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of	Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
	Under	Remaining	Average	Under	Remaining	Average
	Outstanding	Contractual	Exercise	Outstanding	Contractual	Exercise
Range of Exercise Price	Options	Life	Price	Options	Life	Price
$10.00 - $10.99	370,000	1.5	$10.00	370,000	1.5	$10.00
$12.00 - $12.99	35,000	0.2	$12.75	35,000	0.2	$12.75
	405,000	1.4	$10.24	405,000	1.4	$10.24

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its officers and directors and an additional 23,477 restricted shares to its former technical consultant, the owner of Avalon. In December 2013, the Company's directors, executive officers and technical consultant were granted an aggregate of 95,000 shares of restricted stock. All of the restricted stock from both of those grants was fully vested as of June 30, 2016. In November 2014, the Company granted 27,000 restricted shares of common stock to its employees. In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-employee directors. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant. In September 2015, the Company granted 85,000 shares to its three employees, and in December 2015 the Company granted 40,000 shares to its non-employee directors. For each grant the restricted stock vests over two years, beginning with one-third vesting on the date of grant. The Compensation Committee elected to immediately vest all of the restricted stock previously issued to the former technical consultant. As of June 30, 2016, there were 102,332 shares of such restricted stock that remained unvested.

A summary of the Company’s restricted stock as of June 30, 2016 and June 30, 2015 and the change during the years then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2014	63,333	$10.00
Granted	67,000	$5.05
Vested	(70,667)	$7.91
Forfeited	—	$—
Nonvested balance at June 30, 2015	59,666	$6.92
Granted	125,000	$4.40
Vested	(82,334)	$6.05
Forfeited	—	$—
Nonvested balance at June 30, 2016	102,332	$4.54
As of June 30, 2016, the total compensation cost related to nonvested restricted share awards not yet recognized was $280,111. The remaining costs are expected to be recognized over the next eighteen months.

Stock-based compensation expense for the periods reflected was as follows:

	Year Ended June 30,
	2016	2015
Stock-based compensation included in:
Exploration expenses (1)	$—	$241,663
Stock-based compensation expense (2)	507,684	483,080
Total stock-based compensation expense	$507,684	$724,743

(1) Related to restricted stock and stock option awards to the Company's technical consultant
(2) Related to the restricted stock and stock option awards to the Company's directors and employees.

11. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.
Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company's exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of June 30, 2012, the Company had paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, TOK/Tetlin, Eagle, Bush and ADC 2 claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2015-2016 assessment year totaled $93,485. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.
Royal Gold Royalties. Pursuant to the Royalty Purchase Agreement, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease and certain other properties and an overriding royalty of 2.0% should the Joint Venture Company derive revenues from any additional properties.
12. Income Taxes

	Year Ended June 30,
	2016	2015
Income tax benefit at statutory tax rate	$(427,076)	$(1,262,783)
State tax benefit	(62,241)	(220,170)
Permanent differences	70,540	1,580
Provision to return adjustment	—	—
Valuation allowance	418,777	1,481,373
Income tax provision	$—	$—

The benefit for income taxes for the periods indicated below are comprised of the following:

Year Ended June 30,
	2016	2015
Current:
Federal	$—	$—
State	$—	$—
Deferred:
Federal	$—	$—
State	$—	$—
The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2016	2015
Deferred tax asset:
Investment in the Joint Venture Company	$8,699,117	$8,490,624
State deferred tax assets	1,942,992	1,880,745
Stock option expenses	470,561	509,015
Net operating losses	1,960,389	1,773,857
Valuation allowance	(13,073,059)	(12,654,241)
Net deferred tax assets	$—	$—

During fiscal year 2016, we had a change in our valuation allowance of approximately $419,000. At June 30, 2016, we have U.S. federal tax loss carry-forwards of approximately $5.6 million. These net operating loss carry-forwards ("NOL")will begin expiring in 2031. Use of NOLs, however, may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2016. The Company experienced an ownership change on March 22, 2013. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

13. Related Party Transactions
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

On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the Tetlin Properties to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098 for approximately $13,800 per quarter. The Company's lease expires in February 2019. The rent commitment for fiscal year 2017 is approximately $55,200.