Form 10-Q
period 2016-09-30
Contango ORE, Inc.
filed 2016-11-10
CIK 1502377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 10, 2016 was 4,330,695.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 Item 1 - Financial Statements

	September 30, 2016	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$1,140,566	$1,254,489
Prepaid expenses	29,743	58,165
Total current assets	1,170,309	1,312,654
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—
TOTAL ASSETS	$1,170,309	$1,312,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,538	$20,854
Accrued liabilities	244,161	92,884
Total current liabilities	298,699	113,738
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 4,073,403 shares issued and outstanding at September 30, 2016; 3,958,540 shares issued and outstanding at June 30, 2016	40,734	39,585
Additional paid-in capital	34,062,094	33,434,899
Accumulated deficit	(33,231,218)	(32,275,568)
SHAREHOLDERS’ EQUITY	871,610	1,198,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,170,309	$1,312,654
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,
	2016	2015
EXPENSES:
Claim rentals and minimum royalties	$—	$14,425
General and administrative expense	955,650	436,067
Total expenses	955,650	450,492
OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—
NET LOSS	$(955,650)	$(450,492)
LOSS PER SHARE
Basic and diluted	$(0.24)	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	3,993,766	3,880,210
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(955,650)	$(450,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	628,344	220,623
Loss from equity investment in Peak Gold, LLC	—	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	28,422	31,087
Increase in accounts payable and accrued liabilities	184,961	35,211
Net cash used in operating activities	(113,923)	(163,571)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(113,923)	(163,571)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,254,489	1,947,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,140,566	$1,783,475
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital		Equity
Balance at June 30, 2016	3,958,540	$39,585	$33,434,899	$(32,275,568)	$1,198,916
Stock-based compensation	—	—	628,344	—	628,344
Shares vested	55,001	550	(550)	—	—
Stock option exercises	42,817	428	(428)	—	—
Stock warrant exercises	17,045	171	(171)	—	—
Net loss for the period	—	—	—	(955,650)	(955,650)
Balance at September 30, 2016	4,073,403	$40,734	$34,062,094	$(33,231,218)	$871,610
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)
1. Organization and Business
Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company that engages in the exploration in Alaska for gold and associated minerals through a joint venture company, Peak Gold, LLC. The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals. The Company currently has two wholly owned subsidiaries, AU Core, Inc. and CORE Alaska, LLC. AU CORE, Inc. historically owned unpatented mining claims. Those claims were transferred to the Joint Venture Company in January 2015. CORE participates in the Joint Venture Company through its wholly owned subsidiary, CORE Alaska, LLC.
On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned its properties and certain other assets and liabilities to Contango. Contango contributed the properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock, which were distributed to Contango's shareholders of record. The above transactions occurred among companies under common control and was accounted for as transactions among entities under common control, in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" whereby the acquired assets and liabilities were recognized in the financial statements at their carrying amounts.
Since the Company is still in an exploration stage, an investment in the Company involves a high degree of risk and uncertainty. The Company’s fiscal year end is June 30.
The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). On September 29, 2014, Juneau Exploration L.P. (“JEX”) sold its 3.0% production royalty to Royal Gold. See Note 10 - Related Party Transactions.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the "Tetlin Property"), together with other property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company    . At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million does not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold will have the option to obtain up to 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration of the Tetlin Property. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. As of September 30, 2016, Royal Gold has contributed a total of $13.4 million to the Joint Venture Company and has earned an economic interest of approximately 15.1%.

The Company has completed six years of exploration efforts on the Tetlin Properties, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold and copper prospects. In 2016, two phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property. During the quarter ended September 30, 2016, the Joint Venture Company completed Phase II of the 2016 drilling program, which targeted three areas, North Peak, West Peak, and Connector Zones to better define the areas with known mineralization.

2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2016 and June 30, 2016 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2016 or June 30, 2016.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2016 held an 84.9% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of June 30, 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.
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

4. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of September 30, 2016, Royal Gold has contributed a total of $13.4 million to the Joint Venture Company, and earned a cumulative economic interest of approximately 15.1%. Of the $13.4 million, $2.7 million was contributed during the quarter ended September 30, 2016. Therefore, as of September 30, 2016, the Company holds a 84.9% economic interest in the Joint Venture Company. As of September 30, 2015, the Company held a 100% economic interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.
The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to September 30, 2016:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at September 30, 2016	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
ASSETS
Cash and cash equivalents	$789,203	$990,698
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$2,223,089	$2,424,584

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$2,226,154	$1,674,956
TOTAL LIABILITIES	2,226,154	1,674,956
MEMBERS' EQUITY	(3,065)	749,628
TOTAL LIABILITIES AND MEMBERS' EQUITY	$2,223,089	$2,424,584

    The Company's share of the Joint Venture Company's results of operations for the three months ended September 30, 2016 and 2015 was a loss of $2.9 million and $3.3 million, respectively. The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of September 30, 2016 and 2015, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of $13.8 million and $5.6 million, exceeded the historical book value of our investment in Peak Gold, LLC, of $1.4 million. Therefore the investment in Peak Gold, LLC had a balance of zero as of September 30, 2016 and 2015. The Company is not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

The suspended losses for the period from inception to September 30, 2016 are $12.4 million. The following table presents the condensed results of operations for Peak Gold, LLC for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Inception to Date
	September 30, 2016	September 30, 2015	September 30, 2016
EXPENSES:
Exploration expense	$3,012,330	$2,960,055	$12,544,189
General and administrative	440,363	354,254	2,242,762
Total expenses	3,452,693	3,314,309	14,786,951
NET LOSS	$3,452,693	$3,314,309	$14,786,951

5. Costs Incurred
Costs to acquire and explore our Tetlin Lease and other properties were as follows:

	Three Months Ended September 30,
	2016	2015
Exploration costs, claim rentals, and minimum royalties	$—	$14,425
Total costs incurred	$—	$14,425

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Company initiates and continues conducting mining operations on the Tetlin Lease. The prior year expense relates to the amortization of claim rental payments with August 2015 expirations. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

6. Prepaid Expenses

The Company has prepaid expenses of $29,743 and $58,165 as of September 30, 2016 and June 30, 2016, respectively. Prepaid expenses primarily relate to prepaid insurance costs and prepaid XBRL filing costs.

7. Loss Per Share
A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months ended September 30,
	2016			2015
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(955,650)	3,993,766	$(0.24)	$(450,492)	3,880,210	$(0.12)
Diluted Loss per Share:
Net loss attributable to common stock	$(955,650)	3,993,766	$(0.24)	$(450,492)	3,880,210	$(0.12)

 Options and warrants to purchase 1,524,749 and 1,675,999 shares of common stock were outstanding as of September 30, 2016 and 2015, respectively. These options and warrants were not included in the computation of diluted earnings per share for each of the three month periods ended September 30, 2016 and 2015 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.
8. Shareholders’ Equity
The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2016, we had 4,073,403 shares of common stock outstanding. The Company also had an additional 147,331 shares of unvested restricted stock and options and warrants to purchase 1,524,749 shares of common stock outstanding as of September 30, 2016. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between December 2016 and January 2019.
In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applies to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gives the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer will expire on November 15, 2016. See Note 13 - Subsequent Events. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.
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
In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Tetlin properties near Tok, Alaska, together with other property (the “Contributed Assets”) with a historical book value of $1.4 million and an agreed fair value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).
Royal Gold serves as manager of the Joint Venture Company ("the Manager") and will initially manage, direct, and control the operations of the Joint Venture Company.
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
The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company. From inception through September 30, 2016, Royal Gold has contributed $13.4 million (inclusive of the Royal Gold Initial Contribution of $5 million) to the Joint Venture Company and earned a percentage interest of 15.1%.
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

In September 2016, the Company and JEX entered into a Management Services Agreement effective October 1, 2016. Under the Management Services Agreement, JEX will manage the business and affairs of the Company and its interest in the Joint Venture Company, subject to the direction of the Board, including corporate finance, accounting, budget, SEC reporting, risk management, operations and stockholder relation functions of the Company for an initial term of one year for a monthly fee of $32,000 which includes an allocation of approximately $6,900 for office space and equipment. No part of the fee will be allocated for compensation of Brad Juneau who will be compensated separately as determined in the sole discretion of the independent Directors of the Company. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. In addition, executives of JEX may be granted restricted stock, stock options or other forms of compensation by the independent directors of the Company. The Company has adopted this management and compensation program because employees of JEX have historically spent significant time and effort in managing and administering the affairs of the Company. While the Company remains a small exploratory stage entity whose shares are publicly traded, the successful drilling program of the Joint Venture Company has required a significant additional allocation of time and effort to the business and affairs of the Company by the three part time executives, two of whom are officers of the Company. The amount of time and expertise required to effectively manage and administer the business and affairs of the Company will continue to be monitored by the Board for necessary adjustments or modifications depending upon the amount of time required to be spent on the business and affairs of the Company by the executives and the progress of the Joint Venture Company in its exploratory programs in Alaska.

11. Stock-Based Compensation
On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 30, 2016, there were 147,331 shares of unvested restricted common stock outstanding and options to purchase 325,000 shares of common stock outstanding issued under the 2010 Plan. Stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $628,344 and $220,623, respectively. The amount of compensation expense recognized does not reflect compensation actually received by the individuals, but rather represents the amount recognized by the Company in accordance with GAAP.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of September 30, 2016.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2016, all of the restricted stock granted in December 2013 was vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of September 30, 2016, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of September 30, 2016, there were 10,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of September 30, 2016, there were 28,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2016, there were 26,666 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of September 30, 2016, there were 73,333 shares of such restricted stock that remained unvested.

As of September 30, 2016, the total compensation cost related to unvested awards not yet recognized was $1,720,520. The remaining costs will be recognized over the remaining vesting period of the awards.

Stock Options. The option awards listed in the table below have been granted to directors, executives and consultants of the Company:

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

(1) The Company granted 40,000 stock options to its directors and executives and an additional 10,000 stock options to a former technical consultant, for services performed during fiscal year 2011.
(2) The Company granted 75,000 stock options to its directors and executives and an additional 25,000 stock options to a former technical consultant for services performed during fiscal year 2012. Of the total options granted as a part of this grant, 25,000 were later forfeited.
(3) The Company granted 175,000 stock options to its directors and executives and an additional 75,000 stock options to a former technical consultant for services performed during fiscal year 2013. Of the total options granted as a part of this grant, 50,000 were later forfeited.
(4) The Company granted 37,500 stock options to its executives for services performed during fiscal year 2013.
(5) The Company granted 5,000 stock options to an employee of Avalon for services performed during fiscal year 2013.
(6) The Company granted 52,500 stock options to its executives for services performed during the first quarter of fiscal year 2014.
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Transactions do not constitute a change of control under the 2010 Plan.

In August 2016, the Company's current and former executives, directors, and consultants cashless exercised 80,000 stock options resulting in no proceeds. The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of September 30, 2016, the stock options had a weighted-average remaining life of approximately 1 year. The total compensation cost related to these options had been fully recognized as of September 30, 2016 as all of the options are fully vested.
A summary of the status of stock options granted under the 2010 Plan as of September 30, 2016 and changes during the three months then ended, is presented in the table below:

	Three Months Ended September 30, 2016
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2016	405,000	$10.24
Granted	—	—
Exercised	(80,000)	$11.20
Forfeited	—	—
Outstanding, September 30, 2016	325,000	$10.00
Aggregate intrinsic value	$1,936,550
Exercisable, end of period	325,000	$10.00
Aggregate intrinsic value	$1,936,550
Available for grant, end of period	114,094

12. Commitments and Contingencies
Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.
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

13. Subsequent Events

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applies to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gives the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer will expire on November 15, 2016. As of November 10, 2016 a total of 241,667 warrants have been exercised resulting in total cash to the Company of $2.2 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K, for the fiscal year ended June 30, 2016, previously filed with the SEC.
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

Overview

The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”), to advance exploration of the Company's Tetlin Property, which is prospective for gold and associated minerals. As of September 30, 2016, the Joint Venture Company had leased or had control over an estimated 775,000 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a percentage interest of 40% in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of September 30, 2016, Royal Gold has contributed a total of $13.4 million (including the initial $5 million investment) to the Joint Venture Company and earned a percentage interest of 15.1%. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the Tetlin Property.

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
The following table summarizes the Tetlin Lease and unpatented mining claims (the "Tetlin Property") held by the Joint Venture Company as of September 30, 2016:

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives and directors with those of its stockholders. The Company’s directors and executives have not received cash compensation for their work for the Company. As of September 30, 2016, the Company's directors and executives beneficially own approximately 16.9% of the Company's common stock. An additional 19.8% of the Company's common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company's directors, executives, and a former technical consultant were granted an aggregate of 93,906 shares of restricted stock. The restricted stock vests over three years, beginning in November 2011, the one-year anniversary of the date the shares were granted. As of September 30, 2016, all of the restricted stock granted in November 2010 was vested.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2016, all of the restricted stock granted in December 2013 was vested.

In November 2014, two executives of the Company were granted an aggregate of 27,000 shares of restricted stock. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019.As of September 30, 2016, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, two of the Company's non-executive directors were granted an aggregate of 30,000 shares of restricted stock, of which 10,000 shares vested immediately and the remaining 20,000 shares will vest over the next two years. In addition, a former technical consultant was granted an aggregate of 10,000 shares of restricted stock which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of September 30, 2016, there were 10,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of September 30, 2016, there were 28,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2016, there were 26,666 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of September 30, 2016, there were 73,333 shares of such restricted stock that remained unvested.

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

(1) The Company granted 40,000 stock options to its directors and executives and an additional 10,000 stock options to its technical consultant, the owner of Avalon, for services performed during fiscal year 2011.
(2) The Company granted 75,000 stock options to its directors and executives and an additional 25,000 stock options to its technical consultant for services performed during fiscal year 2012. Of the total options granted as a part of this grant, 25,000 were later forfeited.
(3) The Company granted 175,000 stock options to its directors and executives and an additional 75,000 stock options to its technical consultant for services performed during fiscal year 2013. Of the total options granted as a part of this grant, 50,000 were later forfeited.
(4) The Company granted 37,500 stock options to its executives for services performed during fiscal year 2013.
(5) The Company granted 5,000 stock options to an employee of Avalon for services performed during fiscal year 2013.
(6) The Company granted 52,500 stock options to its executives for services performed during the first quarter of fiscal year 2014.
(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Transactions do not constitute a change in control under the 2010 Plan.
In August 2016, the Company's current and former executives, directors, and consultants cashless exercised 80,000 stock options resulting in no proceeds.
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

Gold Exploration

The Joint Venture Company controls an estimated 775,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the TOK, Eagle, Bush, AD and Triple Z claims.

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

The Joint Venture Company initiated a 2016 Phase I exploration program consisting of drilling the North Peak target area beginning in February 2016 on the Tetlin Lease with an approved budget of $4.4 million. The Joint Venture Company initiated a 2016 Phase II exploration drilling program in May, which was completed in September. The project has incurred an aggregate cost in calendar 2016 of approximately $8.0 million.

From inception to date, the Joint Venture Company has incurred $12.4 million in exploration program expenditures. As of September 30, 2016, Royal Gold has funded a total of $13.4 million (including the initial investment of $5 million) and earned an 15.1% interest in the Joint Venture Company. An additional budget was approved for spending up to an additional $6.8 million during the remainder of calendar 2016.

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through 2016, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	9,421	14	669	—	—	54,600	24	—
	Total	33,233	1,834	4,585	847	1,084	191,872	6,409	2,330

2016 Exploration Program - Phase II. During the quarter ending September 30, 2016, exploration drilling was completed by the Joint Venture Company on the Tetlin Property totaling 6,498 meters (22,795 feet) in 30 holes, a continuation of the 2016 Phase II program, started in the prior quarter. The Phase II program, which was initiated in the quarter ended June 30, 2016, has completed 12,601 meters (41,342 ft) of exploration drilling in 63 holes. The Joint Venture Company spent an estimated $3.9 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling targeted three areas, North Peak, West Peak, and Connector Zones to better define the areas with known mineralization. During the full program, high grade-gold mineralization was drilled in the area that joins North Peak to the Connector Zone mineralization identified in the 2016 Phase I program. Several holes drilled revealed significant grade-thickness intervals of gold such as drill hole 16235 which intercepted 38.88 meters grading 51.62 gpt gold starting at 14.50 meters, drill hole 16237 which intercepted 14.19 meters grading 45.33 gpt gold starting at 9.75 meters, drill hole16271 which intercepted 17.12 meters grading 51.89 gpt gold starting at 24.08 meters, and drill hole 16256 which intercepted 13.20 meters grading 48.59 gpt gold starting at 7.92 meters.

The map below depicts the location of 63 core holes drilled during the 2016 Phase II program:
2016 PHASE II CORE HOLES DRILLED

Explanation
Drill collar - 2016 Phase 2
Drill collar - 2016 Phase 1
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
North Peak
West Peak
Main Peak
East Peak
Connector
16212-214
16253
16254
16251
16270
16250
16249
16252
16269
16220-222
16241
16271
16237
16257
16226-227
16258
16238
16239
16234
16248
16256
16240
16235
16272
16244
16233
16236
16245
16223-225
16255
16264-265, 16273
16246
16228-230
16247
16231
16211, 16215-216, 16242-243
16263
16232
16262
16217-219
16266
16259
16267
16260-261
16268
0 40 80
Meters

Significant Drill Intercepts from the 2016 Phase II Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete Phase II of the 2016 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16211	Connector	16.11	26.42	10.31	3.500	0.102	34.4	0.299
Including	Connector	20.57	21.00	0.43	13.650	0.398	45.6	0.199
TET16211	Connector	29.87	42.82	12.95	3.090	0.090	58.9	0.295
Including	Connector	41.61	42.82	1.21	14.350	0.419	251.0	0.681
TET16211	Connector	50.04	54.25	4.21	2.700	0.079	18.0	0.147
TET16211	Connector	114.76	121.05	6.29	1.440	0.042	66.3	0.09
TET16212	North Peak	52.88	55.85	2.97	0.900	0.026	2.5	0.151
TET16212	North Peak	142.22	144.57	2.35	1.560	0.046	—	0.028
TET16213	North Peak	115.98	127.84	11.86	0.610	0.018	1.0	0.042
TET16214	North Peak	54.67	56.49	1.82	1.400	0.041	5.6	0.025

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16214	North Peak	140.47	143.77	3.30	1.270	0.037	20.5	0.730
Including	North Peak	140.47	141.10	0.63	4.890	0.143	83.1	2.970
TET16215	North Peak	50.58	66.20	15.62	2.400	0.070	42.0	0.520
TET16215	North Peak	86.10	89.68	3.58	0.930	0.027	7.5	0.012
TET16216	North Peak	17.28	32.99	15.71	1.840	0.054	19.4	0.107
Including	North Peak	17.28	18.17	0.89	9.720	0.284	74.5	0.317
TET16216	North Peak	55.85	69.79	13.94	0.900	0.026	48.8	0.384
TET16216	North Peak	110.33	112.00	1.67	0.940	0.027	22.3	0.044
TET16217	West Peak	50.02	52.64	2.62	0.780	0.023	—	0.007
TET16217	West Peak	88.30	89.40	1.10	1.470	0.043	2.9	0.093
TET16218	West Peak	49.53	55.42	5.89	1.980	0.058	—	0.005
TET16218	West Peak	60.76	63.82	3.06	1.760	0.051	—	0.009
TET16218	West Peak	77.11	85.80	8.69	2.250	0.066	0.7	0.008
TET16218	West Peak	191.47	206.48	15.01	7.100	0.207	8.9	0.325
Including	West Peak	194.18	194.91	0.73	73.500	2.144	37.0	1.550
TET16218	West Peak	215.60	216.96	1.36	1.280	0.037	0.6	0.018
TET16219	West Peak	37.65	47.55	9.90	1.370	0.040	0.2	0.019
TET16219	West Peak	195.24	199.32	4.08	0.640	0.019	9.0	0.025
TET16219	West Peak	207.11	210.16	3.05	0.910	0.027	0.8	0.025
TET16220	North Peak	23.27	56.23	32.96	4.870	0.142	2.4	0.045
Including	North Peak	27.70	29.41	1.71	12.300	0.359	7.3	0.124
and	North Peak	32.96	33.99	1.03	15.150	0.442	4.5	0.138
and	North Peak	33.99	34.98	0.99	14.950	0.436	5.7	0.108
and	North Peak	42.72	44.37	1.65	12.900	0.376	5.3	0.040
and	North Peak	51.89	53.24	1.35	11.900	0.347	5.9	0.110
TET16220	North Peak	64.16	66.14	1.98	6.810	0.199	6.0	0.111
TET16220	North Peak	71.72	73.75	2.03	1.340	0.039	2.3	0.064
TET16221	North Peak	21.61	39.53	17.92	8.230	0.240	3.0	0.035
Including	North Peak	30.82	32.90	2.08	18.300	0.534	3.1	0.067
and	North Peak	37.50	39.53	2.03	17.150	0.500	5.0	0.063
TET16221	North Peak	74.07	92.63	18.56	2.910	0.085	3.3	0.023
Including	North Peak	74.07	77.27	3.20	9.730	0.284	2.8	0.019
TET16221	North Peak	97.82	99.86	2.04	3.060	0.089	11.7	0.127
TET16221	North Peak	105.71	117.65	11.94	2.740	0.080	10.3	0.035
TET16221	North Peak	125.10	129.54	4.44	4.430	0.129	3.3	0.051
TET16223	North Peak	50.93	57.63	6.70	1.770	0.052	9.7	0.028
TET16223	North Peak	74.36	85.80	11.44	1.070	0.031	30.6	0.184
TET16223	North Peak	93.42	95.48	2.06	3.390	0.099	42.0	0.476
TET16223	North Peak	103.10	109.08	5.98	2.920	0.085	4.3	0.093
TET16224	North Peak	109.07	115.61	6.54	2.500	0.073	8.8	0.168
TET16225	North Peak	55.60	64.90	9.30	11.770	0.343	51.1	0.041
Including	North Peak	63.09	64.90	1.81	36.200	1.056	171.0	0.093
TET16225	North Peak	87.64	105.14	17.50	2.950	0.086	33.7	0.187
Including	North Peak	102.41	105.14	2.73	8.630	0.252	19.7	0.103
TET16226	North Peak	11.58	13.46	1.88	0.960	0.028	88.4	0.016
TET16226	North Peak	18.75	26.09	7.34	16.970	0.495	6.7	0.040
Including	North Peak	18.75	20.20	1.45	71.300	2.080	18.2	0.045
TET16226	North Peak	35.51	36.88	1.37	1.430	0.042	8.3	0.028
TET16226	North Peak	54.08	57.81	3.73	1.430	0.042	5.8	0.035
TET16227	North Peak	21.56	32.31	10.75	18.620	0.543	10.2	0.083
Including	North Peak	24.00	25.20	1.20	81.900	2.389	19.3	0.116
and	North Peak	25.20	26.14	0.94	43.400	1.266	15.0	0.140
TET16227	North Peak	88.11	90.22	2.11	1.320	0.039	0.6	0.002

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16228	North Peak	25.42	40.23	14.81	4.640	0.135	21.7	0.257
Including	North Peak	33.81	35.95	2.14	17.900	0.522	41.9	0.602
TET16228	North Peak	43.89	51.47	7.58	3.540	0.103	12.3	0.255
TET16228	North Peak	56.86	59.74	2.88	3.140	0.092	1.3	0.022
TET16228	North Peak	62.94	75.23	12.29	1.090	0.032	26.6	0.234
TET16230	North Peak	42.95	50.22	7.27	4.170	0.122	24.0	0.303
TET16231	North Peak	53.89	57.32	3.43	0.730	0.021	7.0	0.053
TET16231	North Peak	68.17	70.83	2.66	7.730	0.225	26.1	0.118
TET16231	North Peak	75.61	81.16	5.55	3.090	0.090	21.1	0.235
TET16231	North Peak	88.19	90.34	2.15	1.110	0.032	4.3	0.031
TET16231	North Peak	101.08	102.64	1.56	3.810	0.111	5.5	0.054
TET16231	North Peak	128.15	132.89	4.74	2.000	0.058	9.3	0.139
Including	North Peak	131.41	131.97	0.56	6.930	0.202	6.7	0.125
TET16232	North Peak	43.28	50.90	7.62	1.180	0.034	55.4	0.054
TET16232	North Peak	117.35	121.62	4.27	0.710	0.021	64.0	0.355
TET16232	North Peak	138.53	152.21	13.68	5.520	0.161	12.4	0.067
Including	North Peak	139.47	139.75	0.28	32.400	0.945	52.7	0.117
and	North Peak	142.29	143.89	1.60	18.400	0.537	12.8	0.260
and	North Peak	146.94	147.36	0.42	28.100	0.820	93.8	0.095
TET16233	North Peak	23.11	24.14	1.03	7.890	0.230	13.3	0.032
TET16233	North Peak	38.23	42.98	4.75	2.060	0.060	16.4	0.070
TET16233	North Peak	56.10	70.69	14.59	5.760	0.168	35.2	0.389
TET16234	North Peak	16.00	17.75	1.75	8.280	0.242	27.2	0.016
TET16234	North Peak	23.90	35.63	11.73	8.760	0.256	14.8	0.034
TET16234	North Peak	58.67	65.60	6.93	5.530	0.161	15.8	0.015
TET16235	North Peak	14.50	53.38	38.88	51.620	1.506	216.0	0.020
Including	North Peak	17.68	20.73	3.05	320.000	9.333	589.0	0.025
and	North Peak	23.93	24.47	0.54	371.000	10.821	3,210.0	0.006
and	North Peak	24.47	25.76	1.29	109.000	3.179	265.0	0.016
and	North Peak	28.85	29.34	0.49	116.000	3.383	151.0	0.003
and	North Peak	52.98	53.38	0.40	125.000	3.646	143.0	0.014
TET16235	North Peak	59.50	65.92	6.42	8.730	0.255	43.4	0.053
TET16235	North Peak	70.05	73.00	2.95	4.970	0.145	13.1	0.019
TET16236	North Peak	4.67	7.23	2.56	0.830	0.024	2.1	0.007
TET16236	North Peak	60.45	63.09	2.64	2.930	0.085	51.4	0.012
TET16237	North Peak	9.75	23.94	14.19	45.330	1.322	9.3	0.078
Including	North Peak	11.58	13.56	1.98	97.000	2.829	19.6	0.248
and	North Peak	13.56	14.80	1.24	166.000	4.842	14.3	0.019
TET16237	North Peak	28.81	33.23	4.42	2.170	0.063	4.7	0.014
TET16237	North Peak	41.15	42.95	1.80	6.720	0.196	1.9	0.021
TET16237	North Peak	50.90	53.82	2.92	1.550	0.045	—	0.003
TET16237	North Peak	57.38	61.18	3.80	1.660	0.048	0.9	0.014
TET16238	North Peak	68.42	74.68	6.26	4.980	0.145	34.3	0.099
TET16238	North Peak	77.90	93.57	15.67	3.170	0.092	3.1	0.023
Including	North Peak	79.92	81.35	1.43	18.200	0.531	3.1	0.034
TET16239	North Peak	35.66	38.45	2.79	1.230	0.036	5.1	0.005
TET16239	North Peak	50.79	54.72	3.93	7.760	0.226	23.3	0.023
Including	North Peak	50.79	51.27	0.48	26.800	0.782	104.0	0.129
TET16239	North Peak	109.41	116.13	6.72	1.420	0.041	9.6	0.071
TET16240	North Peak	119.33	132.85	13.52	1.590	0.046	1.7	0.020
TET16241	North Peak	56.43	56.79	0.36	11.450	0.334	172.0	0.066
TET16242	North Peak	19.38	25.45	6.07	2.720	0.079	70.5	0.236
TET16242	North Peak	31.04	34.41	3.37	5.720	0.167	64.4	0.541

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16242	North Peak	37.58	63.93	26.35	5.550	0.162	39.3	0.134
Including	North Peak	50.44	53.15	2.71	18.300	0.534	75.5	0.097
and	North Peak	58.18	63.09	4.91	12.050	0.351	38.8	0.149
TET16242	North Peak	151.88	152.58	0.70	3.860	0.113	56.7	0.070
TET16242	North Peak	156.00	157.25	1.25	3.170	0.092	66.5	0.376
TET16243	North Peak	10.93	12.30	1.37	14.950	0.436	28.8	0.105
TET16243	North Peak	15.85	21.55	5.70	4.300	0.125	47.6	0.247
TET16243	North Peak	25.82	34.29	8.47	3.990	0.116	49.6	0.391
TET16243	North Peak	39.68	57.19	17.51	4.970	0.145	61.2	0.116
TET16243	North Peak	99.42	104.70	5.28	2.600	0.076	18.7	0.210
TET16244	North Peak	35.08	51.00	15.92	11.740	0.342	51.1	0.183
TET16244	North Peak	62.14	67.55	5.41	2.050	0.060	34.6	0.152
TET16244	North Peak	76.60	87.06	10.46	2.580	0.075	4.9	0.035
TET16245	North Peak	43.11	46.02	2.91	0.630	0.018	2.5	0.022
TET16245	North Peak	50.36	52.65	2.29	1.210	0.035	12.0	0.047
TET16245	North Peak	63.55	71.74	8.19	2.160	0.063	30.0	0.161
TET16245	North Peak	83.27	86.11	2.84	2.600	0.076	26.5	0.030
TET16246	North Peak	90.80	92.49	1.69	2.180	0.064	26.1	0.113
TET16246	North Peak	126.39	128.51	2.12	0.900	0.026	2.2	0.010
TET16247	North Peak	14.31	16.56	2.25	1.560	0.046	88.5	0.064
TET16247	North Peak	61.30	66.74	5.44	3.970	0.116	12.6	0.104
TET16247	North Peak	71.78	74.18	2.40	0.670	0.020	18.1	0.094
TET16247	North Peak	77.39	83.97	6.58	1.220	0.036	23.2	0.127
TET16247	North Peak	107.49	108.58	1.09	3.180	0.093	38.1	0.080
TET16247	North Peak	137.78	145.02	7.24	1.970	0.057	0.5	0.003
TET16248	North Peak	9.38	10.75	1.37	9.290	0.271	25.2	0.063
TET16248	North Peak	13.83	22.89	9.06	5.020	0.146	6.1	0.035
Including	North Peak	18.36	19.35	0.99	13.400	0.391	5.8	0.054
TET16248	North Peak	30.78	36.56	5.78	1.790	0.052	4.4	0.081
TET16248	North Peak	43.22	45.96	2.74	10.620	0.310	3.8	0.052
TET16248	North Peak	52.75	57.73	4.98	5.530	0.161	5.7	0.037
Including	North Peak	52.75	53.95	1.20	17.100	0.499	5.9	0.045
TET16248	North Peak	61.23	72.02	10.79	4.050	0.118	13.0	0.042
Including	North Peak	67.80	70.55	2.75	10.400	0.303	32.5	0.042
and	North Peak	71.48	72.02	0.54	11.350	0.331	10.7	0.087
TET16251	North Peak	118.21	120.82	2.61	0.800	0.023	0.8	0.025
TET16252	North Peak	49.43	51.94	2.51	2.220	0.065	1.7	0.010
TET16253	North Peak	105.65	107.96	2.31	0.860	0.025	0.8	0.033
TET16255	North Peak	35.30	44.72	9.42	5.530	0.161	56.2	0.230
Including	North Peak	36.90	37.43	0.53	16.700	0.487	113.0	1.165
and	North Peak	43.35	44.72	1.37	19.200	0.560	80.6	0.071
TET16256	North Peak	7.92	21.12	13.20	48.590	1.417	112.2	0.053
Including	North Peak	8.55	10.66	2.11	222.000	6.475	316.0	0.021
TET16257	North Peak	73.82	74.33	0.51	3.300	0.096	526.0	0.080
TET16261	East Peak	215.78	216.57	0.79	3.940	0.115	11.7	0.004
TET16262	West Peak	35.05	35.72	0.67	4.040	0.118	35.8	0.084
TET16262	West Peak	60.22	63.09	2.87	1.730	0.050	0.6	0.029
TET16262	West Peak	151.08	159.61	8.53	5.750	0.168	37.6	0.136
Including	West Peak	151.65	152.57	0.92	16.500	0.481	55.4	0.260
and	West Peak	152.57	153.73	1.16	13.850	0.404	92.9	0.191
TET16262	West Peak	195.76	198.19	2.43	1.720	0.050	5.7	0.111
TET16262	West Peak	210.69	216.02	5.33	4.560	0.133	5.7	0.199
TET16262	West Peak	221.50	222.90	1.40	1.510	0.044	96.2	0.151

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16263	West Peak	52.20	54.07	1.87	5.540	0.162	0.8	0.036
TET16263	West Peak	180.50	182.03	1.53	10.650	0.311	12.7	0.099
TET16263	West Peak	197.21	199.77	2.56	2.040	0.060	1.0	0.027
TET16263	West Peak	204.00	216.64	12.64	1.280	0.037	0.3	0.010
TET16264	West Peak	237.78	244.53	6.75	0.630	0.018	2.2	0.100
TET16265	West Peak	77.02	78.04	1.02	4.200	0.123	2.2	0.421
TET16265	West Peak	84.42	86.45	2.03	0.990	0.029	1.5	0.446
TET16265	West Peak	245.97	247.01	1.04	1.720	0.050	7.9	0.271
TET16265	West Peak	255.43	257.19	1.76	1.440	0.042	22.5	0.395
TET16265	West Peak	270.23	279.30	9.07	1.590	0.046	1.1	0.028
TET16266	North Peak	115.58	118.77	3.19	0.660	0.019	6.7	0.035
TET16266	North Peak	143.21	147.31	4.10	0.530	0.015	7.1	0.193
TET16266	North Peak	155.94	158.81	2.87	10.010	0.292	11.5	0.091
TET16266	North Peak	166.76	184.16	17.40	1.060	0.031	22.1	0.061
Including	North Peak	166.76	167.22	0.46	6.760	0.197	2.3	0.008
TET16267	Main Peak	110.39	161.24	50.85	12.050	0.351	11.5	0.184
Including	Main Peak	110.39	113.38	2.99	148.500	4.331	39.6	0.474
and	Main Peak	136.02	136.25	0.23	32.400	0.945	17.7	0.232
and	Main Peak	154.32	154.59	0.27	31.400	0.916	179.0	3.320
TET16267	Main Peak	165.04	170.93	5.89	14.740	0.430	14.1	0.392
Including	Main Peak	165.04	165.28	0.24	70.200	2.048	99.1	2.360
TET16268	Main Peak	16.61	19.05	2.44	0.660	0.019	47.0	0.258
TET16268	Main Peak	49.37	49.92	0.55	4.350	0.127	3.4	0.102
TET16268	Main Peak	90.31	93.66	3.35	11.860	0.346	4.3	0.157
Including	Main Peak	91.88	92.53	0.65	37.500	1.094	12.5	0.497
TET16268	Main Peak	105.39	173.28	67.89	8.390	0.245	3.8	0.146
Including	Main Peak	118.97	127.41	8.44	20.040	0.585	5.5	0.246
and	Main Peak	134.53	137.55	3.02	20.540	0.599	4.9	0.192
TET16269	North Peak	25.30	42.93	17.63	2.270	0.066	1.3	0.026
Including	North Peak	27.43	30.18	2.75	8.020	0.234	2.7	0.072
TET16269	North Peak	47.93	56.47	8.54	2.000	0.058	1.6	0.032
Including	North Peak	50.42	52.17	1.75	6.670	0.195	2.8	0.058
TET16269	North Peak	60.66	74.56	13.90	13.970	0.407	2.6	0.048
Including	North Peak	69.39	71.27	1.88	61.320	1.789	7.9	0.144
TET16269	North Peak	91.90	94.92	3.02	8.840	0.258	2.3	0.095
TET16269	North Peak	108.27	125.65	17.38	9.700	0.283	2.2	0.127
Including	North Peak	118.39	120.24	1.85	36.000	1.050	2.6	0.107
TET16270	North Peak	78.03	93.60	15.57	8.560	0.250	2.3	0.097
Including	North Peak	88.68	91.09	2.41	21.500	0.627	3.1	0.085
TET16270	North Peak	105.30	111.06	5.76	11.240	0.328	2.4	0.071
TET16270	North Peak	119.09	122.73	3.64	1.430	0.042	3.9	0.078
TET16271	North Peak	24.08	41.20	17.12	51.890	1.513	23.7	0.088
Including	North Peak	31.50	34.31	2.81	181.920	5.306	49.8	0.133
TET16271	North Peak	44.73	53.92	9.19	41.020	1.196	18.1	0.043
Including	North Peak	51.51	53.15	1.64	151.500	4.419	37.5	0.070
TET16271	North Peak	57.25	71.20	13.95	24.280	0.708	20.5	0.058
Including	North Peak	67.43	69.62	2.19	62.900	1.835	49.4	0.146
TET16271	North Peak	82.32	85.63	3.31	4.470	0.130	1.9	0.041
TET16272	North Peak	1.83	4.88	3.05	0.840	0.025	0.9	0.004
TET16272	North Peak	14.33	16.76	2.43	7.040	0.205	11.7	0.008
Including	North Peak	16.16	16.76	0.60	19.150	0.559	33.8	0.006
TET16272	North Peak	23.13	32.96	9.83	49.010	1.429	146.7	0.015
Including	North Peak	29.99	30.38	0.39	345.000	10.063	735.0	0.006

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16272	North Peak	37.39	38.98	1.59	1.760	0.051	2.7	0.004
TET16272	North Peak	43.09	51.05	7.96	15.990	0.466	49.0	0.035
Including	North Peak	45.50	47.10	1.60	39.700	1.158	160.0	0.136
TET16272	North Peak	55.92	59.31	3.39	1.550	0.045	25.9	0.129
TET16272	North Peak	84.90	87.84	2.94	1.530	0.045	2.2	0.030
TET16273	West Peak	163.78	166.98	3.20	0.740	0.022	6.1	0.024
TET16273	West Peak	176.67	178.70	2.03	2.960	0.086	14.0	0.168
TET16273	West Peak	188.36	191.00	2.64	1.030	0.030	3.2	0.045

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
On October 15, 2010, the Company entered into a consulting agreement (as amended, the “Consulting Agreement”), with the former Chief of the Tetlin Village (the “Consultant”), which was terminated in January 2015 in connection with the Transactions. Under the terms of the Consulting Agreement, the Consultant assisted the Company in negotiations with other native tribes to lease additional properties and assisted the Company with State of Alaska and Federal governmental affairs issues. The Consultant was very supportive of the project, and his contribution to it's progress is deeply appreciated. Sadly, the Consultant passed away on November 17, 2015.

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

Off-Balance Sheet Arrangements
None.
Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2016, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2016 held an 84.9% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of June 30, 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.
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
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $0 for the three months ended September 30, 2016, compared to $14,425 for the three months ended September 30, 2015. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2016 and 2015 were $955,650 and $436,067, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $628,344 of stock-based compensation expense for the three months ended September 30, 2016, related to restricted stock granted to our officers and directors in August 2016, December 2015, September 2015, and January 2015 all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $220,623 of stock-based compensation expense for the three months ended September 30, 2015 related to the restricted stock granted in September 2015, January 2015, and December 2013, and stock option awards granted in September 2013.

Liquidity

Historically, the Company's primary cash requirements have been for exploration-related expenses and the Company's sources of cash have been from common stock offerings. The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties. As of September 30, 2016, the Company has approximately $1.1 million of cash, cash equivalents, and short term investments.

On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of September 30, 2016, Royal Gold has funded a total of $13.4 million (including the initial investment of $5 million) and earned an 15.1% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment has been used by the Joint Venture Company for additional exploration of the Tetlin Property.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2016, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

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

The Joint Venture Company's LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. As of September 30, 2016, Royal Gold has funded a total of $13.4 million (including the initial investment of $5 million) and earned a 15.1% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Tetlin Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

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

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 193 properties on six continents and a market capitalization of approximately $4.8 billion. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

As of September 30, 2016, there were approximately 4.1 million shares of the Company's common stock outstanding, with directors and officers and beneficially owning approximately 16.9% of the common stock and the Estate of Mr. Kenneth R. Peak and its affiliates, the Company's former Chairman, beneficially owning approximately 19.8% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2016. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On March 22, 2013, the Company completed the issuance and sale of an aggregate of 1,230,999 units (“Units”) with each Unit consisting of (i) one share of the Company's common stock and (ii) a five-year warrant to purchase one (1) share of Common Stock at $10.00 per share. See the Company’s Form 8-K filed on March 25, 2013. We relied on the provisions of Section 4(2) and Regulation D of the Securities Act in claiming an exemption from the offering, sale and delivery of such securities from registration under the Securities Act. In August 2016, 31,250 of the five-year warrants were exercised.

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applies to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gives the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer will expire on November 15, 2016. As of November 10, 2016 a total of 241,667 warrants have been exercised resulting in total cash to the Company of $2.2 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.
Authorized and outstanding capital stock. The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2016, we had 4,073,403 shares of common stock outstanding, all of which are fully paid and non-assessable. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders and are not entitled to cumulative voting for the election of directors. Upon the liquidation, dissolution or winding up of our business, after payment of all liabilities and payment of preferential amounts to the holders of preferred stock, if any, the shares of common stock are entitled to share equally in our remaining assets. Pursuant to our certificate of incorporation, no stockholder has any preemptive rights to subscribe for our securities. The common stock is not subject to redemption.
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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011. (2)

10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011. (2)

10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012. (9)

10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak. (1)

10.6	Form of 2010 Equity Compensation Plan. (1)

10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)

10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)

10.10	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)

10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (5)

10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (6)

10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (10)

10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014(12)

10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc., dated September 29, 2014(13)

10.19	Stability Agreement by and between Contango ORE, Inc and the Native Village of Tetlin, dated October 2, 2014(15)

10.20	Master Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016. †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (4)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (11)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (13)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.

4.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

6.	Filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.

7.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

9.	Filed as an exhibit to the Company’s report on Form 10-Q, for the three months ended December 31, 2012, as filed with the Securities and Exchange Commission on February 14, 2013.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.
15.	Filed as an exhibit to the Company’s report on Form 10-Q for the six months ended December 31, 2014, as filed with the Securities and Exchange Commission on February 6, 2014.
16.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 10, 2016	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)