Form 10-Q
period 2016-12-31
Contango ORE, Inc.
filed 2017-02-01
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of February 1, 2017 was 4,903,766.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	December 31, 2016	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$5,792,453	$1,254,489
Prepaid expenses and other	120,082	58,165
Total current assets	5,912,535	1,312,654
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$5,912,535	$1,312,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,138	$20,854
Accrued liabilities	145,281	92,884
Total current liabilities	185,419	113,738
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 4,910,951 shares issued and 4,903,766 outstanding at December 31, 2016; 3,958,540 shares issued and outstanding at June 30, 2016	49,110	39,585
Additional paid-in capital	39,672,524	33,434,899
Treasury shares at cost (7,185 shares at December 31, 2016; and 0 at June 30, 2016)	(171,158)	—
Accumulated deficit	(33,823,360)	(32,275,568)
SHAREHOLDERS’ EQUITY	5,727,116	1,198,916

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,912,535	$1,312,654

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
EXPENSES:
Claim rentals and minimum royalties	$—	—	$—	$14,425
General and administrative expense	592,142	318,158	1,547,792	754,225
Total expenses	592,142	318,158	1,547,792	768,650
OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—	—	—
NET LOSS	$(592,142)	$(318,158)	$(1,547,792)	$(768,650)
LOSS PER SHARE
Basic and diluted	$(0.13)	$(0.08)	$(0.36)	$(0.20)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	4,640,034	3,917,727	4,315,444	3,889,103

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,547,792)	$(768,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	959,650	367,220
Changes in operating assets and liabilities:
Increase in prepaid expenses	(61,917)	(43,952)
Increase/(decrease) in accounts payable and accrued liabilities	71,681	(53,911)
Net cash used in operating activities	(578,378)	(499,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(171,158)	—
Cash from warrant exercises	5,287,500	—
Net cash provided by financing activities	5,116,342	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,537,964	(499,293)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,254,489	1,947,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,792,453	$1,447,753

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2016	3,958,540	$39,585	$33,434,899	$—	$(32,275,568)	$1,198,916
Stock-based compensation	—	—	959,650	—	—	959,650
Restricted shares activity	280,067	2,801	(2,801)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(171,158)	—	(171,158)
Stock option exercises	52,174	522	(522)	—	—	—
Stock warrant exercises	620,170	6,202	5,281,298	—	—	5,287,500
Net loss for the period	—	—	—	—	(1,547,792)	(1,547,792)
Balance at December 31, 2016	4,910,951	$49,110	$39,672,524	$(171,158)	$(33,823,360)	$5,727,116

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

The Company is still in an exploration stage.  The Company’s fiscal year end is June 30.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the "Tetlin Property"), together with other property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to obtain up to 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration of the Tetlin Property. Royal Gold serves as the Manager of the Joint Venture Company and initially manages, directs, and controls operations of the Joint Venture Company. As of December 31, 2016, Royal Gold has contributed approximately $17.0 million to the Joint Venture Company and has earned an economic interest of 20.6%.

The Company has completed seven years of exploration efforts on the Tetlin Properties, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold and copper prospects. In 2016, three phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property. During the quarter ended December 31, 2016, the Joint Venture Company completed Phase III of the 2016 drilling program, which targeted three areas, North Peak, West Peak, and Connector Zones to better define the areas with known mineralization.  During the quarter the Joint Venture Company also acquired 224 unpatented state of Alaska mining claims, consisting of 34,400 acres.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2016 and June 30, 2016 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2016 or June 30, 2016.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2016 held a 79.4% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of June 30, 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

              Recently Issued Accounting Pronouncements. In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will continue to assess the impact this may have on its statement of cash flows.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016--09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016--09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The Company adopted this ASU during the quarter ended December 31, 2016.  The adoption of the standard did not have a material impact on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 provides guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet. As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for the Company’s fiscal year beginning July 1, 2017 and will only result in a change in presentation of these deferred taxes on our consolidated balance sheets. Early adoption is permitted, and we are currently evaluating the impact of this guidance on our consolidated financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of December 31, 2016, Royal Gold has contributed approximately $17.0 million to the Joint Venture Company, and earned a cumulative economic interest of approximately 20.6%. Of the $17.0 million, $3.6 million was contributed during the quarter ended December 31, 2016. Therefore, as of December 31, 2016, the Company holds a 79.4% economic interest in the Joint Venture Company. As of June 30, 2016, the Company held an 89.0% economic interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to December 31, 2016:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at December 31, 2016	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
ASSETS
Cash and cash equivalents	$181,835	$990,698
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$1,615,721	$2,424,584

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$618,068	$1,674,956
TOTAL LIABILITIES	618,068	1,674,956
MEMBERS' EQUITY	997,653	749,628
TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,615,721	$2,424,584

    The Company's share of the Joint Venture Company's results of operations for the three and six months ended December 31, 2016 was a loss of $2.1 million and $5.0 million, respectively. The Company's share in the results of operations for the three and six months ended December 31, 2015 was a loss of $1.2 million and $4.5 million, respectively.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of December 31, 2016 and June 30, 2016, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of $15.9 million and $10.9 million, exceeded the historical book value of our investment in Peak Gold, LLC, of $1.4 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of December 31, 2016 and June 30, 2016. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2016 are $14.4 million. The following table presents the condensed results of operations for Peak Gold, LLC for the three and six month periods ended December 31, 2016 and 2015:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Inception to Date
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016
EXPENSES:
Exploration expense	$2,203,430	$919,576	$5,233,030	$3,944,230	$14,747,619
General and administrative	395,852	265,147	818,945	554,803	2,638,614
Total expenses	2,599,282	1,184,723	6,051,975	4,499,033	17,386,233
NET LOSS	$2,599,282	$1,184,723	$6,051,975	$4,499,033	$17,386,233

5. Costs Incurred

Costs incurred by the Company to acquire and explore our Tetlin Lease and other properties were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Exploration costs, claim rentals, and minimum royalties	$—	$—	$—	$14,425
Total costs incurred	$—	$—	$—	$14,425

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

6. Prepaid Expenses

The Company has prepaid expenses of $120,082 and $58,165 as of December 31, 2016 and June 30, 2016, respectively. Prepaid expenses primarily relate to prepaid insurance costs.

7. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months ended December 31,
	2016			2015
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(592,142)	4,640,034	$(0.13)	$(318,158)	3,917,727	$(0.08)
Diluted Loss per Share:
Net loss attributable to common stock	$(592,142)	4,640,034	$(0.13)	$(318,158)	3,917,727	$(0.08)

	Six Months ended December 31,
	2016			2015
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,547,792)	4,315,444	$(0.36)	$(768,650)	3,889,103	$(0.20)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,547,792)	4,315,444	$(0.36)	$(768,650)	3,889,103	$(0.20)

 Options and warrants to purchase 887,999 and 1,635,999 shares of common stock were outstanding as of December 31, 2016 and June 30,2016, respectively. These options and warrants were not included in the computation of diluted earnings per share for each of the three and six month periods ended December 31, 2016 and 2015 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

8. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2016, we had 4,903,766 shares of common stock outstanding, including 208,997 shares of unvested restricted stock. The Company also has options and warrants to purchase 887,999 shares of common stock outstanding as of December 31, 2016. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2016 and January 2019.

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

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

The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company. From inception through December 31, 2016, Royal Gold has contributed approximately $17.0 million (inclusive of the Royal Gold Initial Contribution of $5 million) to the Joint Venture Company and earned a percentage interest of 20.6%.

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

In September 2016, the Company and JEX entered into a Management Services Agreement effective October 1, 2016. Under the Management Services Agreement, JEX will manage the business and affairs of the Company and its interest in the Joint Venture Company, subject to the direction of the Board, including corporate finance, accounting, budget, SEC reporting, risk management, operations and stockholder relation functions of the Company for an initial term of one year for a monthly fee of $32,000 which includes an allocation of approximately $6,900 for office space and equipment. No part of the fee will be allocated for compensation of Brad Juneau who will be compensated separately as determined by the independent Directors of the Company. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. In addition, executives of JEX may be granted restricted stock, stock options or other forms of compensation by the independent Directors of the Company. The Company has adopted this management and compensation program because employees of JEX have historically spent significant time and effort in managing and administering the affairs of the Company. While the Company remains a small exploratory stage entity whose shares are publicly traded, the successful drilling program of the Joint Venture Company has required a significant additional allocation of time and effort to the business and affairs of the Company by the three part time executives, two of whom are officers of the Company. The amount of time and expertise required to effectively manage and administer the business and affairs of the Company will continue to be monitored by the Board for necessary adjustments or modifications depending upon the amount of time required to be spent on the business and affairs of the Company by the executives and the progress of the Joint Venture Company in its exploratory programs in Alaska.

11. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of December 31, 2016, there were 208,997 shares of unvested restricted common stock outstanding and options to purchase 307,000 shares of common stock outstanding issued under the 2010 Plan. Stock-based compensation expense for the three and six months ended December 31, 2016 was $331,306 and $959,650, respectively. Stock-based compensation expense for the three and six months ended December 31, 2015 was $146,597 and $367,220, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual's restricted stock actually vests.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of December 31, 2016.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant. As of December 31, 2016, all of the restricted stock granted in December 2013 was vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of December 31, 2016, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of December 31, 2016, there were 10,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of December 31, 2016, there were 28,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2016, there were 13,332 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of December 31, 2016, there were 73,333 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of December 31, 2016, there were 75,000 shares of such restricted stock that remained unvested.

As of December 31, 2016, the total compensation cost related to unvested awards not yet recognized was $3,045,462. The remaining costs will be recognized over the remaining vesting period of the awards.

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

During the first and second quarter of fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 80,000 and 18,000 stock options, respectively, resulting in the issuance of 42,817 and 9,357 shares of common stock to the exercising parties and no proceeds to the Company. The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of December 31, 2016, the stock options had a weighted-average remaining life of approximately 1 year. The total compensation cost related to these options had been fully recognized as of December 31, 2016 as all of the options are fully vested.

A summary of the status of stock options granted under the 2010 Plan as of December 31, 2016 and changes during the six months then ended, is presented in the table below:

	Six Months Ended December 31, 2016
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2016	405,000	$10.24
Granted	—	—
Exercised	(98,000)	$10.98
Forfeited	—	—
Outstanding, December 31, 2016	307,000	$10.00
Aggregate intrinsic value	$2,793,250
Exercisable, end of period	307,000	$10.00
Aggregate intrinsic value	$2,793,250
Available for grant, end of period	39,094

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

Gold Exploration. The Joint Venture Company’s Triple Z, TOK/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2015-2016 assessment year totaled $125,307. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

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

Cautionary Statement about Forward-Looking Statements

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

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

Overview

         The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”), to advance exploration of the Company's Tetlin Property, which is prospective for gold and associated minerals. As of December 31, 2016, the Joint Venture Company had leased or had control over an estimated 808,900 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a percentage interest of 40% in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of December 31, 2016, Royal Gold has contributed approximately $17.0 million (including the initial $5 million investment) to the Joint Venture Company and earned a percentage interest of 20.6%. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the Tetlin Property.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Tetlin Property") held by the Joint Venture Company as of December 31, 2016:

Property	Location	Commodities	Claims	Estimated Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper	131	10,900	State Mining Claims
Eagle	Eastern Interior	Gold, Copper	428	66,000	State Mining Claims
Bush	Eastern Interior	Gold, Copper	48	7,700	State Mining Claims
West Fork	Eastern Interior	Gold, Copper	48	7,700	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper	45	7,200	State Mining Claims
Noah	Eastern Interior	Gold, Copper	224	34,400	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper	-	675,000	Lease
	TOTALS:		924	808,900

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives and directors with those of its stockholders. The Company’s directors and executives have not received cash compensation for their work for the Company. As of December 31, 2016, the Company's directors and executives beneficially own approximately 16.2% of the Company's common stock. An additional 16.8% of the Company's common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of December 31, 2016.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2016, all of the restricted stock granted in December 2013 was vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of December 31, 2016, there were 9,000 shares of such restricted stock that remained unvested.

  In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of December 31, 2016, there were10,000 shares of such restricted stock that remained unvested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of December 31, 2016, there were 28,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31, 2016, there were 13,332 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of December 31, 2016, there were 73,333 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of December 31, 2016, there were 75,000 shares of such restricted stock that remained unvested.

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

During the first and second quarter of fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 80,000 and 18,000 stock options, respectively, resulting in the issuance of 42,817 and 9,357 shares of common stock to the exercising parties and no proceeds to the Company.

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

Gold Exploration

The Joint Venture Company controls an estimated 809,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the TOK, Eagle, Bush, West Fo, Triple Z, and Noah claims.

The Joint Venture Company initiated a summer of 2015 exploration program on the Tetlin Lease. The work program anticipated spending $5 million with a possible expansion of the work program in early fall if drilling results warranted further work. The drilling program included exploration targets that were helicopter-supported at the Tors, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone area. Most of the initial work program (Phase I) was completed by early August with assay results received by early September. On August 31, 2015, the Joint Venture Company approved a budget of up to approximately $4 million for additional exploration work to be completed before the drilling season ended in October 2015 and incurred aggregate cost of approximately $6.8 million for the calendar 2015 exploration program.

The Joint Venture Company initiated a 2016 Phase I exploration program consisting of drilling the North Peak target area which began in February 2016 on the Tetlin Lease with an approved budget of $4.4 million. An additional budget was approved for spending up to an additional $6.8 million during the remainder of calendar 2016. The Joint Venture Company initiated a 2016 Phase II exploration drilling program in May, which was completed in September. A Phase III exploration drilling program was initiated in October and completed in November.  The project has incurred an aggregate cost in calendar 2016 of approximately $10.6 million.

From inception to date, the Joint Venture Company has incurred $17.4 million in exploration program expenditures. As of December 31, 2016, Royal Gold has funded a total of $17.0 million (including the initial investment of $5 million) and earned a 20.6% interest in the Joint Venture Company.

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

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
	Total	34,262	1,841	4,610	847	1,084	204,607	6,409	2,330

2016 Exploration Program - Phase III. During the quarter ending December 31, 2016, exploration drilling was completed by the Joint Venture Company on the Tetlin Property totaling 3,883 meters (12,739 feet) in 37 holes. The Joint Venture Company spent an estimated $2.6 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling was all completed in the North Peak area with the objective of infilling the mineralized area to support a resource estimation.

The map below depicts the location of the core holes drilled during the 2016 Phase III program:

2016 PHASE III CORE HOLES DRILLED

Explanation
Drill collar - 2016 Phase 3
Drill collar - 2016 Phases 1 and 2
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
North Peak
West Peak
Main Peak
East Peak
Connector
16310
16309
16305
16304
16302
16303
16284, 289
16295
16285
16290
16286
16291
16283
16282
16287
16281
16288
16274
16292-294
16301
16275
16276
16277, 296
16298
16299
16279
16297
16300
16306
16280
16278
16307
16308
0 40 80
Meters

Significant Drill Intercepts from the 2016 Phase III Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete Phase III of the 2016 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16274	North Peak	10.65	18.67	8.02	5.56	0.162	73.5	0.297
Including	North Peak	17.37	18.67	1.30	23.90	0.697	82.5	0.146
TET16274	North Peak	32.62	39.09	6.47	0.99	0.029	42.9	0.241
TET16274	North Peak	46.40	46.78	0.38	4.56	0.133	65.4	0.475
TET16275	North Peak	33.07	36.88	3.81	0.90	0.026	19.1	0.321
TET16275	North Peak	70.76	71.84	1.08	2.04	0.060	9.4	0.226
TET16276	North Peak	30.30	34.80	4.50	1.21	0.035	13.3	0.048
TET16276	North Peak	38.99	55.00	16.01	3.23	0.094	51.1	0.046
Including	North Peak	45.57	46.10	0.53	12.35	0.360	39.5	0.066
and	North Peak	52.58	55.00	2.42	11.75	0.343	237.0	0.020
TET16276	North Peak	71.68	78.24	6.56	1.67	0.049	47.5	0.150
TET16276	North Peak	82.90	86.36	3.46	1.53	0.045	50.1	0.166
TET16276	North Peak	90.68	94.66	3.98	0.70	0.020	8.2	0.141
TET16276	North Peak	99.30	104.88	5.58	1.19	0.035	4.1	0.119
TET16277	North Peak	7.45	9.75	2.30	1.66	0.048	37.2	0.160
TET16277	North Peak	16.90	18.14	1.24	1.84	0.054	55.0	0.163
TET16277	North Peak	41.15	42.95	1.80	1.49	0.043	45.4	0.018
TET16277	North Peak	65.02	67.13	2.11	1.02	0.030	21.1	0.124
TET16277	North Peak	83.27	95.79	12.52	2.56	0.075	128.1	0.091
Including	North Peak	93.88	95.79	1.91	9.51	0.277	479.0	0.200
TET16277	North Peak	121.47	123.70	2.23	1.91	0.056	11.8	0.129
TET16277	North Peak	129.97	134.00	4.03	1.45	0.042	17.7	0.042
TET16278	North Peak	31.81	45.86	14.05	10.58	0.309	16.5	0.137
Including	North Peak	31.81	32.99	1.18	26.00	0.758	10.7	0.292
and	North Peak	38.73	39.88	1.15	30.60	0.893	42.6	0.239
and	North Peak	42.38	43.11	0.73	31.50	0.919	29.8	0.175
and	North Peak	44.42	45.86	1.44	30.00	0.875	38.4	0.163
TET16278	North Peak	55.81	59.03	3.22	1.56	0.046	11.3	0.076
TET16278	North Peak	73.02	83.97	10.95	3.08	0.090	26.5	0.025
TET16278	North Peak	104.62	105.77	1.15	1.46	0.042	66.5	0.982
TET16278	North Peak	119.33	120.33	1.00	1.90	0.055	57.7	0.880
TET16278	North Peak	142.97	148.53	5.56	2.78	0.081	19.1	0.060
TET16278	North Peak	156.32	157.87	1.55	2.14	0.062	43.7	0.136
TET16279	North Peak	129.88	134.47	4.59	1.75	0.051	5.6	0.022
TET16279	North Peak	160.22	163.75	3.53	1.52	0.044	2.9	0.014
TET16279	North Peak	169.94	173.50	3.56	5.06	0.148	17.6	0.027
Including	North Peak	172.88	173.50	0.62	17.60	0.513	93.8	0.138
TET16279	North Peak	176.61	178.79	2.18	5.40	0.158	28.3	0.025
TET16280	North Peak	141.16	143.23	2.07	1.07	0.031	10.8	0.017
TET16280	North Peak	165.74	167.70	1.96	1.15	0.034	94.0	0.220
TET16280	North Peak	198.15	200.08	1.93	1.96	0.057	5.9	0.032
TET16280	North Peak	205.20	205.70	0.50	5.95	0.174	3.1	0.004
TET16280	North Peak	210.98	212.89	1.91	0.91	0.027	3.6	0.010
TET16281	North Peak	14.33	22.86	8.53	22.01	0.642	63.0	0.060
Including	North Peak	17.37	19.51	2.14	43.90	1.280	96.5	0.055
and	North Peak	22.37	22.86	0.49	57.40	1.674	227.0	0.017
TET16285	North Peak	7.32	21.63	14.31	11.59	0.338	6.2	0.096
Including	North Peak	11.58	16.15	4.57	26.63	0.777	8.2	0.116
TET16286	North Peak	37.80	56.58	18.78	5.02	0.146	6.2	0.044
Including	North Peak	48.07	52.75	4.68	14.44	0.421	12.1	0.083
TET16287	North Peak	75.60	81.72	6.12	7.35	0.214	1.9	0.069
Including	North Peak	81.17	81.72	0.55	20.00	0.583	4.0	0.211
TET16288	North Peak	96.32	105.77	9.45	1.11	0.032	27.3	0.029
Including	North Peak	101.29	102.72	1.43	3.28	0.096	3.9	0.050
TET16289	North Peak	10.52	36.00	25.48	18.73	0.546	8.3	0.071
TET16289	North Peak	39.12	55.70	16.58	13.52	0.394	7.4	0.044
TET16291	North Peak	0.60	4.63	4.03	6.39	0.186	10.3	0.028
TET16291	North Peak	11.28	33.21	21.93	4.69	0.137	10.9	0.064
Including	North Peak	22.85	25.33	2.48	18.03	0.526	31.7	0.245
and	North Peak	26.52	26.92	0.40	28.40	0.828	28.9	0.178
TET16291	North Peak	42.30	44.98	2.68	2.05	0.060	3.5	0.016
Including	North Peak	44.33	44.98	0.65	7.00	0.204	8.8	0.044
TET16291	North Peak	50.90	53.27	2.37	5.48	0.160	11.7	0.056
TET16292	North Peak	5.79	21.18	15.39	1.58	0.046	22.3	0.108
Including	North Peak	8.53	10.97	2.44	5.55	0.162	55.3	0.215
TET16292	North Peak	24.63	28.80	4.17	0.83	0.024	22.9	0.034
TET16293	North Peak	7.11	11.89	4.78	1.26	0.037	50.5	0.133
Including	North Peak	11.48	11.89	0.41	5.15	0.150	66.6	0.073
TET16294	North Peak	9.10	16.71	7.61	6.56	0.191	86.2	0.233
Including	North Peak	12.03	12.60	0.57	17.05	0.497	141.0	0.051
TET16295	North Peak	5.66	20.65	14.99	11.67	0.340	11.5	0.111
Including	North Peak	7.94	10.35	2.41	32.40	0.945	14.1	0.317
TET16296	North Peak	6.13	9.80	3.67	1.78	0.052	40.7	0.267
TET16296	North Peak	24.13	26.28	2.15	0.87	0.025	45.3	0.059
TET16297	North Peak	6.91	30.09	23.18	3.72	0.109	10.9	0.196
Including	North Peak	16.06	17.78	1.72	9.51	0.277	10.3	0.139
and	North Peak	24.85	26.91	2.06	12.80	0.373	21.9	0.419
TET16297	North Peak	39.91	41.44	1.53	11.50	0.335	505.0	0.131
TET16298	North Peak	6.75	14.30	7.55	4.37	0.127	17.0	0.106
Including	North Peak	8.91	10.79	1.88	13.60	0.397	20.2	0.218
TET16298	North Peak	24.82	31.57	6.75	15.53	0.453	33.2	0.383
Including	North Peak	31.27	31.57	0.30	108.00	3.150	33.8	0.282
TET16298	North Peak	34.90	37.94	3.04	1.40	0.041	35.8	0.295
TET16298	North Peak	44.18	59.02	14.84	3.08	0.090	25.6	0.302
Including	North Peak	52.00	53.19	1.19	8.78	0.256	12.6	0.267
TET16299	North Peak	24.77	39.32	14.55	5.46	0.159	66.0	0.348
Including	North Peak	31.39	33.68	2.29	17.05	0.497	93.2	0.476
and	North Peak	39.05	39.32	0.27	60.00	1.750	428.0	0.964
TET16299	North Peak	47.85	50.90	3.05	9.83	0.287	156.0	0.062
TET16299	North Peak	53.95	54.71	0.76	9.49	0.277	120.0	0.093
TET16299	North Peak	59.74	65.46	5.72	2.14	0.062	59.1	0.159
Including	North Peak	64.95	65.46	0.51	13.95	0.407	301.0	0.741
TET16299	North Peak	81.38	84.43	3.05	7.82	0.228	53.0	0.095
TET16300	North Peak	0.00	1.52	1.52	1.08	0.032	10.4	0.073
TET16300	North Peak	16.63	21.41	4.78	0.90	0.026	16.8	0.289
TET16300	North Peak	24.73	39.78	15.05	5.15	0.150	62.7	0.299
Including	North Peak	36.27	38.79	2.52	22.10	0.645	175.0	0.060
TET16300	North Peak	44.81	47.70	2.89	2.90	0.085	64.5	0.030
TET16300	North Peak	51.00	67.00	16.00	3.43	0.100	64.8	0.141
Including	North Peak	51.51	53.96	2.45	10.57	0.308	61.1	0.032
and	North Peak	57.91	58.52	0.61	10.20	0.298	180.0	0.070
TET16300	North Peak	70.10	71.78	1.68	2.19	0.064	41.3	0.366
TET16301	North Peak	147.29	151.66	4.37	1.37	0.040	7.6	0.084
TET16302	North Peak	7.14	9.14	2.00	10.98	0.320	7.2	0.041
TET16302	North Peak	14.31	37.05	22.74	26.61	0.776	5.2	0.035
Including	North Peak	19.31	21.95	2.64	103.50	3.019	12.5	0.069
and	North Peak	27.09	29.20	2.11	58.70	1.712	9.2	0.075
TET16302	North Peak	44.36	48.44	4.08	7.78	0.227	3.4	0.065
Including	North Peak	45.67	46.36	0.69	22.90	0.668	6.3	0.070
TET16302	North Peak	52.54	57.60	5.06	1.05	0.031	6.2	0.049
Including	North Peak	52.54	53.64	1.10	3.40	0.099	19.7	0.143
TET16303	North Peak	59.45	60.96	1.51	1.64	0.048	28.5	0.041
TET16303	North Peak	91.95	97.70	5.75	1.03	0.030	0.2	0.009
Including	North Peak	91.95	92.27	0.32	3.92	0.114	0.9	0.012
TET16304	North Peak	16.31	37.51	21.20	11.86	0.346	3.9	0.044
Including	North Peak	24.26	26.12	1.86	35.40	1.033	8.1	0.123
and	North Peak	28.31	30.94	2.63	27.62	0.806	5.8	0.050
TET16304	North Peak	46.97	69.52	22.55	5.49	0.160	12.5	0.051
Including	North Peak	48.01	48.62	0.61	21.50	0.627	3.2	0.105
and	North Peak	64.31	65.42	1.11	19.05	0.556	3.8	0.078
and	North Peak	67.42	67.72	0.30	22.40	0.653	8.7	0.169
TET16304	North Peak	75.52	77.70	2.18	2.78	0.081	1.5	0.064
TET16304	North Peak	80.93	82.79	1.86	5.88	0.172	4.1	0.343
TET16304	North Peak	87.01	87.30	0.29	28.80	0.840	13.6	0.133
TET16305	North Peak	11.13	13.41	2.28	4.43	0.129	4.3	0.051
TET16305	North Peak	17.70	47.24	29.54	7.17	0.209	1.6	0.032
Including	North Peak	18.14	19.66	1.52	24.93	0.727	3.0	0.085
and	North Peak	21.34	22.86	1.52	36.76	1.072	5.9	0.061
and	North Peak	30.18	30.48	0.30	21.80	0.636	4.0	0.075
TET16306	North Peak	58.83	60.50	1.67	1.31	0.038	39.8	0.035
TET16306	North Peak	65.65	68.19	2.54	3.13	0.091	94.8	0.143
Including	North Peak	67.67	68.19	0.52	9.15	0.267	174.0	0.087
TET16306	North Peak	93.94	94.63	0.69	6.79	0.198	18.9	0.090
TET16306	North Peak	113.00	122.53	9.53	3.79	0.111	117.1	0.147
Including	North Peak	121.96	122.53	0.57	17.80	0.519	92.2	0.099
TET16307	North Peak	58.03	68.88	10.85	3.29	0.096	41.2	0.187
Including	North Peak	60.07	61.12	1.05	9.32	0.272	79.6	0.442
and	North Peak	64.58	65.32	0.74	9.00	0.263	82.3	0.091
TET16307	North Peak	139.64	141.31	1.67	1.23	0.036	60.6	0.237
TET16308	North Peak	41.68	51.36	9.68	1.79	0.052	20.3	0.055
TET16310	North Peak	38.56	43.40	4.84	1.88	0.055	0.4	0.013
Including	North Peak	38.56	39.10	0.54	13.80	0.403	3.7	0.055

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
16212-214
16253
16254
16251
16250
16249
16252
16270
16269
16241
16271
16237
16238
16239
16240
16220-222
16257
16226-227
16258
16234
16248
16256
16235
16272
16244
16233
16236
16245
16223-225
16255
16246
16228-230
16247
16231
16232
16211, 16215-216, 16242-243
16266
16264-265, 16273
16263
16262
16217-219
16267
16268
16259
16260-261
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

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16211	Connector	16.11	26.42	10.31	3.500	0.102	34.4	0.299
Including	Connector	20.57	21.00	0.43	13.650	0.398	45.6	0.199
TET16211	Connector	29.87	42.82	12.95	3.090	0.090	58.9	0.295
Including	Connector	41.61	42.82	1.21	14.350	0.419	251.0	0.681
TET16211	Connector	50.04	54.25	4.21	2.700	0.079	18.0	0.147
TET16211	Connector	114.76	121.05	6.29	1.440	0.042	66.3	0.09
TET16212	North Peak	52.88	55.85	2.97	0.900	0.026	2.5	0.151
TET16212	North Peak	142.22	144.57	2.35	1.560	0.046	—	0.028
TET16213	North Peak	115.98	127.84	11.86	0.610	0.018	1.0	0.042
TET16214	North Peak	54.67	56.49	1.82	1.400	0.041	5.6	0.025

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16214	North Peak	140.47	143.77	3.30	1.270	0.037	20.5	0.730
Including	North Peak	140.47	141.10	0.63	4.890	0.143	83.1	2.970
TET16215	North Peak	50.58	66.20	15.62	2.400	0.070	42.0	0.520
TET16215	North Peak	86.10	89.68	3.58	0.930	0.027	7.5	0.012
TET16216	North Peak	17.28	32.99	15.71	1.840	0.054	19.4	0.107
Including	North Peak	17.28	18.17	0.89	9.720	0.284	74.5	0.317
TET16216	North Peak	55.85	69.79	13.94	0.900	0.026	48.8	0.384
TET16216	North Peak	110.33	112.00	1.67	0.940	0.027	22.3	0.044
TET16217	West Peak	50.02	52.64	2.62	0.780	0.023	—	0.007
TET16217	West Peak	88.30	89.40	1.10	1.470	0.043	2.9	0.093
TET16218	West Peak	49.53	55.42	5.89	1.980	0.058	—	0.005
TET16218	West Peak	60.76	63.82	3.06	1.760	0.051	—	0.009
TET16218	West Peak	77.11	85.80	8.69	2.250	0.066	0.7	0.008
TET16218	West Peak	191.47	206.48	15.01	7.100	0.207	8.9	0.325
Including	West Peak	194.18	194.91	0.73	73.500	2.144	37.0	1.550
TET16218	West Peak	215.60	216.96	1.36	1.280	0.037	0.6	0.018
TET16219	West Peak	37.65	47.55	9.90	1.370	0.040	0.2	0.019
TET16219	West Peak	195.24	199.32	4.08	0.640	0.019	9.0	0.025
TET16219	West Peak	207.11	210.16	3.05	0.910	0.027	0.8	0.025
TET16220	North Peak	23.27	56.23	32.96	4.870	0.142	2.4	0.045
Including	North Peak	27.70	29.41	1.71	12.300	0.359	7.3	0.124
and	North Peak	32.96	33.99	1.03	15.150	0.442	4.5	0.138
and	North Peak	33.99	34.98	0.99	14.950	0.436	5.7	0.108
and	North Peak	42.72	44.37	1.65	12.900	0.376	5.3	0.040
and	North Peak	51.89	53.24	1.35	11.900	0.347	5.9	0.110
TET16220	North Peak	64.16	66.14	1.98	6.810	0.199	6.0	0.111
TET16220	North Peak	71.72	73.75	2.03	1.340	0.039	2.3	0.064
TET16221	North Peak	21.61	39.53	17.92	8.230	0.240	3.0	0.035
Including	North Peak	30.82	32.90	2.08	18.300	0.534	3.1	0.067
and	North Peak	37.50	39.53	2.03	17.150	0.500	5.0	0.063
TET16221	North Peak	74.07	92.63	18.56	2.910	0.085	3.3	0.023
Including	North Peak	74.07	77.27	3.20	9.730	0.284	2.8	0.019
TET16221	North Peak	97.82	99.86	2.04	3.060	0.089	11.7	0.127
TET16221	North Peak	105.71	117.65	11.94	2.740	0.080	10.3	0.035
TET16221	North Peak	125.10	129.54	4.44	4.430	0.129	3.3	0.051
TET16223	North Peak	56.44	57.63	1.19	2.670	.078	20.4	0.070
TET16223	North Peak	74.36	85.80	11.44	1.070	0.031	30.6	0.184
TET16223	North Peak	93.42	95.48	2.06	3.390	0.099	42.0	0.476
TET16223	North Peak	103.10	109.08	5.98	2.920	0.085	4.3	0.093
TET16224	North Peak	109.07	115.61	6.54	2.500	0.073	8.8	0.168
TET16225	North Peak	55.60	64.90	9.30	11.770	0.343	51.1	0.041
Including	North Peak	63.09	64.90	1.81	36.200	1.056	171.0	0.093
TET16225	North Peak	87.64	105.14	17.50	2.950	0.086	33.7	0.187
Including	North Peak	102.41	105.14	2.73	8.630	0.252	19.7	0.103
TET16226	North Peak	11.58	13.46	1.88	0.960	0.028	88.4	0.016
TET16226	North Peak	18.75	26.09	7.34	16.970	0.495	6.7	0.040
Including	North Peak	18.75	20.20	1.45	71.300	2.080	18.2	0.045
TET16226	North Peak	35.51	36.88	1.37	1.430	0.042	8.3	0.028
TET16226	North Peak	54.08	57.81	3.73	1.430	0.042	5.8	0.035
TET16227	North Peak	21.56	32.31	10.75	18.620	0.543	10.2	0.083
Including	North Peak	24.00	25.20	1.20	81.900	2.389	19.3	0.116
and	North Peak	25.20	26.14	0.94	43.400	1.266	15.0	0.140
TET16227	North Peak	88.11	90.22	2.11	1.320	0.039	0.6	0.002

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16228	North Peak	25.42	40.23	14.81	4.640	0.135	21.7	0.257
Including	North Peak	33.81	35.95	2.14	17.900	0.522	41.9	0.602
TET16228	North Peak	43.89	51.47	7.58	3.540	0.103	12.3	0.255
TET16228	North Peak	56.86	59.74	2.88	3.140	0.092	1.3	0.022
TET16228	North Peak	62.94	75.23	12.29	1.090	0.032	26.6	0.234
TET16230	North Peak	42.95	50.22	7.27	4.170	0.122	24.0	0.303
TET16231	North Peak	18.61	23.52	4.91	0.990	0.029	5.3	0.062
TET16231	North Peak	53.89	57.32	3.43	0.730	0.021	7.0	0.053
TET16231	North Peak	68.17	70.83	2.66	7.730	0.225	26.1	0.118
TET16231	North Peak	75.61	81.16	5.55	3.090	0.090	21.1	0.235
TET16231	North Peak	88.19	90.34	2.15	1.110	0.032	4.3	0.031
TET16231	North Peak	101.08	102.64	1.56	3.810	0.111	5.5	0.054
TET16231	North Peak	128.15	132.89	4.74	2.000	0.058	9.3	0.139
Including	North Peak	131.41	131.97	0.56	6.930	0.202	6.7	0.125
TET16232	North Peak	43.28	50.90	7.62	1.180	0.034	55.4	0.054
TET16232	North Peak	117.35	121.62	4.27	0.710	0.021	64.0	0.355
TET16232	North Peak	138.53	152.21	13.68	5.520	0.161	12.4	0.067
Including	North Peak	139.47	139.75	0.28	32.400	0.945	52.7	0.117
and	North Peak	142.29	143.89	1.60	18.400	0.537	12.8	0.260
and	North Peak	146.94	147.36	0.42	28.100	0.820	93.8	0.095
TET16233	North Peak	23.11	24.14	1.03	7.890	0.230	13.3	0.032
TET16233	North Peak	38.23	42.98	4.75	2.060	0.060	16.4	0.070
TET16233	North Peak	56.10	70.69	14.59	5.760	0.168	35.2	0.389
TET16234	North Peak	16.00	17.75	1.75	8.280	0.242	27.2	0.016
TET16234	North Peak	23.90	35.63	11.73	8.760	0.256	14.8	0.034
TET16234	North Peak	58.67	65.60	6.93	5.530	0.161	15.8	0.015
TET16235	North Peak	14.50	53.38	38.88	51.620	1.506	216.0	0.020
Including	North Peak	17.68	20.73	3.05	320.000	9.333	589.0	0.025
and	North Peak	23.93	24.47	0.54	371.000	10.821	3,210.0	0.006
and	North Peak	24.47	25.76	1.29	109.000	3.179	265.0	0.016
and	North Peak	28.85	29.34	0.49	116.000	3.383	151.0	0.003
and	North Peak	52.98	53.38	0.40	125.000	3.646	143.0	0.014
TET16235	North Peak	59.50	65.92	6.42	8.730	0.255	43.4	0.053
TET16235	North Peak	70.05	73.00	2.95	4.970	0.145	13.1	0.019
TET16236	North Peak	4.67	7.23	2.56	0.830	0.024	2.1	0.007
TET16236	North Peak	60.45	63.09	2.64	2.930	0.085	51.4	0.012
TET16237	North Peak	9.75	23.94	14.19	45.330	1.322	9.3	0.078
Including	North Peak	11.58	13.56	1.98	97.000	2.829	19.6	0.248
and	North Peak	13.56	14.80	1.24	166.000	4.842	14.3	0.019
TET16237	North Peak	28.81	33.23	4.42	2.170	0.063	4.7	0.014
TET16237	North Peak	41.15	42.95	1.80	6.720	0.196	1.9	0.021
TET16237	North Peak	50.90	53.82	2.92	1.550	0.045	—	0.003
TET16237	North Peak	57.38	61.18	3.80	1.660	0.048	0.9	0.014
TET16238	North Peak	68.42	74.68	6.26	4.980	0.145	34.3	0.099
TET16238	North Peak	77.90	93.57	15.67	3.170	0.092	3.1	0.023
Including	North Peak	79.92	81.35	1.43	18.200	0.531	3.1	0.034
TET16239	North Peak	35.66	38.45	2.79	1.230	0.036	5.1	0.005
TET16239	North Peak	50.79	54.72	3.93	7.760	0.226	23.3	0.023
Including	North Peak	50.79	51.27	0.48	26.800	0.782	104.0	0.129
TET16239	North Peak	109.41	116.13	6.72	1.420	0.041	9.6	0.071
TET16240	North Peak	119.33	132.85	13.52	1.590	0.046	1.7	0.020
TET16241	North Peak	56.43	56.79	0.36	11.450	0.334	172.0	0.066
TET16242	North Peak	19.38	25.45	6.07	2.720	0.079	70.5	0.236
TET16242	North Peak	31.04	34.41	3.37	5.720	0.167	64.4	0.541

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16242	North Peak	37.58	63.93	26.35	5.550	0.162	39.3	0.134
Including	North Peak	50.44	53.15	2.71	18.300	0.534	75.5	0.097
and	North Peak	58.18	63.09	4.91	12.050	0.351	38.8	0.149
TET16242	North Peak	151.88	152.58	0.70	3.860	0.113	56.7	0.070
TET16242	North Peak	156.00	157.25	1.25	3.170	0.092	66.5	0.376
TET16243	North Peak	10.93	12.30	1.37	14.950	0.436	28.8	0.105
TET16243	North Peak	15.85	21.55	5.70	4.300	0.125	47.6	0.247
TET16243	North Peak	25.82	34.29	8.47	3.990	0.116	49.6	0.391
TET16243	North Peak	39.68	57.19	17.51	4.970	0.145	61.2	0.116
TET16243	North Peak	99.42	104.70	5.28	2.600	0.076	18.7	0.210
TET16244	North Peak	35.08	51.00	15.92	11.740	0.342	51.1	0.183
TET16244	North Peak	62.14	67.55	5.41	2.050	0.060	34.6	0.152
TET16244	North Peak	76.60	87.06	10.46	2.580	0.075	4.9	0.035
TET16245	North Peak	43.11	46.02	2.91	0.630	0.018	2.5	0.022
TET16245	North Peak	50.36	52.65	2.29	1.210	0.035	12.0	0.047
TET16245	North Peak	63.55	71.74	8.19	2.160	0.063	30.0	0.161
TET16245	North Peak	83.27	86.11	2.84	2.600	0.076	26.5	0.030
TET16246	North Peak	90.80	92.49	1.69	2.180	0.064	26.1	0.113
TET16246	North Peak	126.39	128.51	2.12	0.900	0.026	2.2	0.010
TET16247	North Peak	14.31	16.56	2.25	1.560	0.046	88.5	0.064
TET16247	North Peak	61.30	66.74	5.44	3.970	0.116	12.6	0.104
TET16247	North Peak	71.78	74.18	2.40	0.670	0.020	18.1	0.094
TET16247	North Peak	77.39	83.97	6.58	1.220	0.036	23.2	0.127
TET16247	North Peak	107.49	108.58	1.09	3.180	0.093	38.1	0.080
TET16247	North Peak	137.78	145.02	7.24	1.970	0.057	0.5	0.003
TET16248	North Peak	9.38	10.75	1.37	9.290	0.271	25.2	0.063
TET16248	North Peak	13.83	22.89	9.06	5.020	0.146	6.1	0.035
Including	North Peak	18.36	19.35	0.99	13.400	0.391	5.8	0.054
TET16248	North Peak	30.78	36.56	5.78	1.790	0.052	4.4	0.081
TET16248	North Peak	43.22	45.96	2.74	10.620	0.310	3.8	0.052
TET16248	North Peak	52.75	57.73	4.98	5.530	0.161	5.7	0.037
Including	North Peak	52.75	53.95	1.20	17.100	0.499	5.9	0.045
TET16248	North Peak	61.23	72.02	10.79	4.050	0.118	13.0	0.042
Including	North Peak	67.80	70.55	2.75	10.400	0.303	32.5	0.042
and	North Peak	71.48	72.02	0.54	11.350	0.331	10.7	0.087
TET16251	North Peak	118.21	120.82	2.61	0.800	0.023	0.8	0.025
TET16252	North Peak	49.43	51.94	2.51	2.220	0.065	1.7	0.010
TET16253	North Peak	105.65	107.96	2.31	0.860	0.025	0.8	0.033
TET16255	North Peak	35.30	44.72	9.42	5.530	0.161	56.2	0.230
Including	North Peak	36.90	37.43	0.53	16.700	0.487	113.0	1.165
and	North Peak	43.35	44.72	1.37	19.200	0.560	80.6	0.071
TET16256	North Peak	7.92	21.12	13.20	48.590	1.417	112.2	0.053
Including	North Peak	8.55	10.66	2.11	222.000	6.475	316.0	0.021
TET16257	North Peak	73.82	74.33	0.51	3.300	0.096	526.0	0.080
TET16261	East Peak	215.78	216.57	0.79	3.940	0.115	11.7	0.004
TET16262	West Peak	35.05	35.72	0.67	4.040	0.118	35.8	0.084
TET16262	West Peak	60.22	63.09	2.87	1.730	0.050	0.6	0.029
TET16262	West Peak	151.08	159.61	8.53	5.750	0.168	37.6	0.136
Including	West Peak	151.65	152.57	0.92	16.500	0.481	55.4	0.260
and	West Peak	152.57	153.73	1.16	13.850	0.404	92.9	0.191
TET16262	West Peak	195.76	198.19	2.43	1.720	0.050	5.7	0.111
TET16262	West Peak	210.69	216.02	5.33	4.560	0.133	5.7	0.199
TET16262	West Peak	221.50	222.90	1.40	1.510	0.044	96.2	0.151

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16263	West Peak	52.20	54.07	1.87	5.540	0.162	0.8	0.036
TET16263	West Peak	180.50	182.03	1.53	10.650	0.311	12.7	0.099
TET16263	West Peak	197.21	199.77	2.56	2.040	0.060	1.0	0.027
TET16263	West Peak	204.00	216.64	12.64	1.280	0.037	0.3	0.010
TET16264	West Peak	237.78	244.53	6.75	0.630	0.018	2.2	0.100
TET16265	West Peak	77.02	78.04	1.02	4.200	0.123	2.2	0.421
TET16265	West Peak	84.42	86.45	2.03	0.990	0.029	1.5	0.446
TET16265	West Peak	245.97	247.01	1.04	1.720	0.050	7.9	0.271
TET16265	West Peak	255.43	257.19	1.76	1.440	0.042	22.5	0.395
TET16265	West Peak	270.23	279.30	9.07	1.590	0.046	1.1	0.028
TET16266	North Peak	115.58	118.77	3.19	0.660	0.019	6.7	0.035
TET16266	North Peak	143.21	147.31	4.10	0.530	0.015	7.1	0.193
TET16266	North Peak	155.94	158.81	2.87	10.010	0.292	11.5	0.091
TET16266	North Peak	166.76	184.16	17.40	1.060	0.031	22.1	0.061
Including	North Peak	166.76	167.22	0.46	6.760	0.197	2.3	0.008
TET16267	Main Peak	110.39	161.24	50.85	12.050	0.351	11.5	0.184
Including	Main Peak	110.39	113.38	2.99	148.500	4.331	39.6	0.474
and	Main Peak	136.02	136.25	0.23	32.400	0.945	17.7	0.232
and	Main Peak	154.32	154.59	0.27	31.400	0.916	179.0	3.320
TET16267	Main Peak	165.04	170.93	5.89	14.740	0.430	14.1	0.392
Including	Main Peak	165.04	165.28	0.24	70.200	2.048	99.1	2.360
TET16268	Main Peak	16.61	19.05	2.44	0.660	0.019	47.0	0.258
TET16268	Main Peak	49.37	49.92	0.55	4.350	0.127	3.4	0.102
TET16268	Main Peak	90.31	93.66	3.35	11.860	0.346	4.3	0.157
Including	Main Peak	91.88	92.53	0.65	37.500	1.094	12.5	0.497
TET16268	Main Peak	105.39	173.28	67.89	8.700	0.254	3.8	0.146
Including	Main Peak	118.97	127.41	8.44	22.520	0.657	5.5	0.246
and	Main Peak	134.53	137.55	3.02	20.540	0.599	4.9	0.192
TET16269	North Peak	25.30	42.93	17.63	2.270	0.066	1.3	0.026
Including	North Peak	27.43	30.18	2.75	8.020	0.234	2.7	0.072
TET16269	North Peak	47.93	56.47	8.54	2.000	0.058	1.6	0.032
Including	North Peak	50.42	52.17	1.75	6.670	0.195	2.8	0.058
TET16269	North Peak	60.66	74.56	13.90	13.970	0.407	2.6	0.048
Including	North Peak	69.39	71.27	1.88	61.320	1.789	7.9	0.144
TET16269	North Peak	91.90	94.92	3.02	8.840	0.258	2.3	0.095
TET16269	North Peak	108.27	125.65	17.38	9.700	0.283	2.2	0.127
Including	North Peak	118.39	120.24	1.85	36.000	1.050	2.6	0.107
TET16270	North Peak	78.03	93.60	15.57	8.560	0.250	2.3	0.097
Including	North Peak	88.68	91.09	2.41	21.500	0.627	3.1	0.085
TET16270	North Peak	105.30	111.06	5.76	11.240	0.328	2.4	0.071
TET16270	North Peak	119.09	122.73	3.64	1.430	0.042	3.9	0.078
TET16271	North Peak	24.08	41.20	17.12	51.890	1.513	23.7	0.088
Including	North Peak	31.50	34.31	2.81	181.920	5.306	49.8	0.133
TET16271	North Peak	44.73	53.92	9.19	41.020	1.196	18.1	0.043
Including	North Peak	51.51	53.15	1.64	151.500	4.419	37.5	0.070
TET16271	North Peak	57.25	71.20	13.95	24.280	0.708	20.5	0.058
Including	North Peak	67.43	69.62	2.19	62.900	1.835	49.4	0.146
TET16271	North Peak	82.32	85.63	3.31	4.470	0.130	1.9	0.041
TET16272	North Peak	1.83	4.88	3.05	0.840	0.025	0.9	0.004
TET16272	North Peak	14.33	16.76	2.43	7.040	0.205	11.7	0.008
Including	North Peak	16.16	16.76	0.60	19.150	0.559	33.8	0.006
TET16272	North Peak	23.13	32.96	9.83	49.010	1.429	146.7	0.015
Including	North Peak	29.99	30.38	0.39	345.000	10.063	735.0	0.006

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au gpt	Au opt	Ag gpt	Cu %
TET16272	North Peak	37.39	38.98	1.59	1.760	0.051	2.7	0.004
TET16272	North Peak	43.09	51.05	7.96	15.990	0.466	49.0	0.035
Including	North Peak	45.50	47.10	1.60	39.700	1.158	160.0	0.136
TET16272	North Peak	55.92	59.31	3.39	1.550	0.045	25.9	0.129
TET16272	North Peak	84.90	87.84	2.94	1.530	0.045	2.2	0.030
TET16273	West Peak	163.78	166.98	3.20	0.740	0.022	6.1	0.024
TET16273	West Peak	176.67	178.70	2.03	2.960	0.086	14.0	0.168
TET16273	West Peak	188.36	191.00	2.64	1.030	0.030	3.2	0.045

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
15183
15181
15182
15179
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

Competition

The Company currently faces strong competition for the acquisition of any new exploration-stage properties as well as extraction of any minerals in Alaska. Numerous larger mining companies actively seek out and bid for mining prospects as well as for the services of third party providers and supplies, such as mining equipment and transportation equipment. The Company's competitors in the exploration, development, acquisition and mining business will include major integrated mining companies as well as numerous smaller mining companies, almost all of which have significantly greater financial resources and in-house technical expertise. In addition, the Company will compete with others in efforts to obtain financing to explore our mineral properties.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of December 31, 2016, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2015 - 2016 assessment year, claims rentals totaled $125,307. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2016 held an 79.4% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of December 31, 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2016 and 2015 were $592,142 and $318,158, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $331,306 of stock-based compensation expense for the three months ended December 31, 2016, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, and January 2015 all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $146,597 of stock-based compensation expense for the three months ended December 31, 2015, related to restricted stock granted to our officers and directors in December 2015, September 2015, January 2015, and December 2013, and stock option awards granted in September 2013

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $0 for the six months ended December 31, 2016, compared to $14,425 for the six months ended December 31, 2015. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2016 and 2015 were $1,547,792 and $754,225 respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $959,650 of stock-based compensation expense for the six months ended December 31, 2016, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, and January 2015 all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $367,220 of stock-based compensation expense for the six months ended December 31, 2015, related to restricted stock granted to our officers and directors in December 2015, September 2015, January 2015, and December 2013, and stock option awards granted in September 2013

Liquidity

Prior to the Closing, the Company's primary cash requirements were for exploration-related expenses.  Since the Closing, the Company's primary cash requirements have been for general and administrative expenses.  The Company's sources of cash have been from common stock offerings. The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties.  In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.  As of December 31, 2016, the Company has approximately $5.8 million of cash, cash equivalents, and short term investments.  Of the $5.8 million, $5.3 million is attributable to proceeds from the offering.

On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of December 31, 2016, Royal Gold has funded approximately $17.0 million (including the initial investment of $5 million) and earned an 20.6% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment has been used by the Joint Venture Company for additional exploration of the Tetlin Property.  For additional information regarding the Joint Venture Company's capital budget and expenditures, see the “Gold Exploration” section above.

Risk Factors

In addition to the risk factors set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2016, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,”and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2016, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

There can be no assurance that Royal Gold will continue to fund the Joint Venture Company to continue exploration work.

The Joint Venture Company's LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. As of December 31, 2016, Royal Gold has funded approximately $17.0 million (including the initial investment of $5 million) and earned a 20.6% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Tetlin Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

The Joint Venture Company has no assurance of title to its properties.

The Joint Venture Company holds approximately 133,900 acres in the form of State of Alaska unpatented mining claims, for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Joint Venture Company, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement (the "Agreements") that were approved by the Tetlin Village Council and the Native Village of Tetlin members.  The Agreements approved the assignment of the Tetlin Lease to the Joint Venture Company and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.  Prior to conducting any mining activity, however, the Joint Venture Company might obtain a further title review of the Tetlin Lease to identify more fully any deficiencies in title to the lease and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies might not be cured. It does happen, from time to time, that the examination made by title lawyers reveals that the title to properties is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite defects to the title identified in further title review.

The Company's common stock is thinly traded.

As of December 31, 2016, there were approximately 4.9 million shares of the Company's common stock outstanding, with directors and officers beneficially owning approximately 16.2% of the common stock and the Estate of Mr. Kenneth R. Peak and its affiliates, the Company's former Chairman, beneficially owning approximately 16.8% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer. We relied on the provisions of Section 4(2) and Regulation D of the Securities Act in claiming an exemption from the offering, sale and delivery of such securities from registration under the Securities Act.  Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (7)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (5)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (6)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (10)

4.8	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the Purchasers named therein. (12)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)

10.3	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (6)

10.4	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (6)

10.5	Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016. (11)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (7)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (8)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

6.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

7.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

9.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

10.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

11.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 1, 2017	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2017	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)