Form 10-K/A
period 2016-06-30
Contango ORE, Inc.
filed 2017-03-14
CIK 1502377

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

Documents Incorporated by Reference

Portions of the Proxy Statement, dated October 3, 2016, for the Annual Meeting of Stockholders of Contango ORE, Inc. held November 17, 2016.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended June 30, 2016 (the “Original Form 10-K”) of Contango ORE, Inc. filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2016. This Form 10-K/A is being filed solely to revise Part II, Item 9A “Controls and Procedures.” This Form 10-K/A amends and restates in its entirety Part II, Item 9A of the Original Form 10-K.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9A of the Original Form 10-K has been amended and restated in its entirety, and Part IV, Item 15 of the Original Form 10-K has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. Except as otherwise expressly noted herein and the filing of related certifications, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless the context otherwise requires, when we use the words the “Company,” “Contango ORE,” “we,” “us,” “our” or “our Company” in this Form 10-K, we are referring to Contango ORE, Inc., a Delaware corporation, and its subsidiaries.

CONTANGO ORE, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

TABLE OF CONTENTS

		Page
Item 9A.	CONTROLS AND PROCEDURES	3
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2016. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

Management's Report on Internal Control Over Financial Reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. As of June 30, 2016, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements and Schedules:

All financial statements and schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. "Financial Statements and Supplementary Data" in the Original Form 10-K.

(b)     Exhibits:

The following is a list of exhibits filed as part of this Form 10-K/A. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

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

10.2	Amendment No. 2 to Mineral Lease, effective as of June 1, 2011 (2)
10.3	Amendment No. 3 to Mineral Lease, effective as of July 1, 2011 (2)
10.4	Amendment No. 4 to Mineral Lease, effective as of December 3, 2012 (8)
10.5	Chairman Agreement dated as of November 1, 2010, between Contango ORE, Inc. and Kenneth R. Peak (1)
10.6	Form of 2010 Equity Compensation Plan (1)
10.7	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)
10.8	Amended and Restated Professional Services Agreement, dated as of November 1, 2010, between Avalon Development Corporation and Contango ORE, Inc. (1)
10.9	Consulting Agreement, dated as of October 15, 2010, between Mr. Donald Adams and Contango ORE, Inc. (2)
10.1	Revolving Line of Credit Promissory Note dated as of November 10, 2011, between Contango ORE, Inc. and Contango Oil & Gas Company. (3)
10.11	Securities Purchase Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.12	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (4)
10.13	Advisory Agreement, dated as of September 6, 2012, between Contango ORE, Inc. and Juneau Exploration L.P. (9)
10.14	Subscription Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)
10.15	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (7)
10.16	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (7)
10.17	Engagement Letter with Petrie Partners, LLC dated January 23, 2014 (11)
10.18	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014 (11)
10.19	Stability Agreement, by and between Contango ORE, Inc. and the Native Village of Tetlin, dated October 2, 2014 (14)
14.1	Code of Ethics (9)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (16)
23.2	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm (16)
31.1	Section 302 CEO Certification †
31.2	Section 302 CFO Certification †
32.1	Section 906 CEO Certification (16)
32.2	Section 906 CFO Certification (16)
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease) (2)
99.2	Original Schedule of REE Properties (2)
99.3	Schedule of Revised TOK Claims (8)
99.4	Schedule of Bush Claims (8)
99.5	Schedule of Revised Eagle Claims (8)
99.6	Schedule of ADC 2 Claims (8)
99.7	2011 Report of Behre Dolbear & Company (USA) (5)
99.8	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (10)
99.9	Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (11)
99.10	Audited Financial Statements of Peak Gold, LLC as of June 30, 2016 (16)
101	Interactive Data Files (16)

†	Filed herewith
[1]	Filed as an exhibit to the Company's report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
[2]	Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
[3]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011.
[4]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.
[5]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
[6]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
[7]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
[8]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
[9]	Filed as an exhibit to the Company's report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.
[10]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.
[11]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2014.
[12]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
[13]	Filed as an exhibit to the Company's report on Form 8-K, as with the Securities and Exchange Commission on December 18, 2014.
[14]	Filed as an exhibit to the Company's report on Form 10-Q for the six months ended December 31, 2014, as filed with the Securities and Exchange Commission on February 6, 2014.
[15]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.
[16]	Filed as an exhibit to the Company's report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission on August 25, 2016.

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

Name	Title	Date

/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	March 14, 2017
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	March 14, 2017
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	March 14, 2017
JOSEPH G. GREENBERG

/s/ RICHARD A. SHORTZ	Director	March 14, 2017
RICHARD A. SHORTZ