Form 10-Q
period 2017-03-31
Contango ORE, Inc.
filed 2017-05-09
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 9, 2017 was 4,903,766.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	March 31, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$5,647.941	$1,254,489
Prepaid expenses and other	78,115	58,165
Total current assets	5,726,056	1,312,654
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$5,726,056	$1,312,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,644	$20,854
Accrued liabilities	82,219	92,884
Total current liabilities	102,863	113,738
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 4,910,951 shares issued and 4,903,766 outstanding at March 31, 2017; 3,958,540 shares issued and outstanding at June 30, 2016	49,110	39,585
Additional paid-in capital	40,085,530	33,434,899
Treasury shares at cost (7,185 shares at March 31, 2017; and 0 at June 30, 2016)	(171,158)	—
Accumulated deficit	(34,340,289)	(32,275,568)
SHAREHOLDERS’ EQUITY	5,623,193	1,198,916

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,726,056	$1,312,654

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
EXPENSES:
Claim rentals and minimum royalties	$—	$—	$—	$14,425
General and administrative expense	516,929	181,257	2,064,721	935,482
Total expenses	516,929	181,257	2,064,721	949,907
OTHER EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—	—	—
NET LOSS	$(516,929)	$(181,257)	$(2,064,721)	$(949,907)
LOSS PER SHARE
Basic and diluted	$(0.11)	$(0.05)	$(0.46)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	4,903,766	3,957,640	4,509,950	3,918,430

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,064,721)	$(949,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,372,656	437,452
Changes in operating assets and liabilities:
Increase in prepaid expenses	(19,950)	(19,091)
Decrease in accounts payable and accrued liabilities	(10,875)	(69,163)
Net cash used in operating activities	(722,890)	(600,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(171,158)	—
Cash from warrant exercises	5,287,500	—
Net cash provided by financing activities	5,116,342	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,393,452	(600,709)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,254,489	1,947,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,647,941	$1,346,337

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2016	3,958,540	$39,585	$33,434,899	$—	$(32,275,568)	$1,198,916
Stock-based compensation	—	—	1,372,656	—	—	1,372,656
Restricted shares activity	280,067	2,801	(2,801)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(171,158)	—	(171,158)
Stock option exercises	52,174	522	(522)	—	—	—
Stock warrant exercises	620,170	6,202	5,281,298	—	—	5,287,500
Net loss for the period	—	—	—	—	(2,064,721)	(2,064,721)
Balance at March 31, 2017	4,910,951	$49,110	$40,085,530	$(171,158)	$(34,340,289)	$5,623,193

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

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). On September 29, 2014, Juneau Exploration L.P. (“JEX”) sold its 3.0% production royalty to Royal Gold. See Note 10 - Related Party Transactions.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. If any such properties are placed into commercial production, the Joint Venture Company would be obligated to pay Royal Gold a 2.0% production royalty. On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 10 - Related Party Transactions.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the "Tetlin Property"), together with other property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to obtain up to 40% economic interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration of the Tetlin Property. Royal Gold serves as the Manager of the Joint Venture Company and initially manages, directs, and controls operations of the Joint Venture Company. As of March 31, 2017, Royal Gold has contributed approximately $20.0 million to the Joint Venture Company and has earned an economic interest of 24.9%.

The Company has completed seven years of exploration efforts on the Tetlin Properties, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. In 2016, three phases of exploration drilling were completed by the Joint Venture Company on the Tetlin Property. During the quarter ended March 31, 2017, the Joint Venture Company initiated Phase I of the 2017 drilling program, which consisted of drilling in the North Peak target area and testing the True Blue Moon target area.  During the quarter the Joint Venture Company also acquired 217 unpatented state of Alaska mining claims, consisting of 34,480 acres.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

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

Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each option award is estimated as of the date of grant using the Black-Scholes option-pricing model.  The fair value of each restricted stock award is equal to the Company's stock price on the date the award is granted.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2017 and June 30, 2016 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2017 or June 30, 2016.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2017 held a 75.1% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of June 30, 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016--09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016--09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The Company adopted this ASU in a prior quarter.  The adoption of the standard did not have a material impact on the financial statements.

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

           4. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of March 31, 2017, Royal Gold has contributed approximately $20.0 million to the Joint Venture Company, and earned a cumulative economic interest of approximately 24.9%. Of the $20.0 million, $3.0 million was contributed during the quarter ended March 31, 2017. Therefore, as of March 31, 2017, the Company holds a 75.1% economic interest in the Joint Venture Company. As of June 30, 2016, the Company held an 89.0% economic interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to March 31, 2017:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at March 31, 2017	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
ASSETS
Cash and cash equivalents	$1,233,727	$990,698
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$2,667,613	$2,424,584

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$1,448,798	$1,674,956
TOTAL LIABILITIES	1,448,798	1,674,956
MEMBERS' EQUITY	1,218,815	749,628
TOTAL LIABILITIES AND MEMBERS' EQUITY	$2,667,613	$2,424,584

    The Company's share of the Joint Venture Company's results of operations for the three and nine months ended March 31, 2017 was a loss of $2.1 million and $7.1 million, respectively. The Company's share in the results of operations for the three and nine months ended March 31, 2016 was a loss of $1.8 million and $6.3 million, respectively.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of March 31, 2017 and June 30, 2016, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of $17.9 million and $10.9 million, exceeded the historical book value of our investment in Peak Gold, LLC, of $1.4 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of March 31, 2017 and June 30, 2016. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2017 are $16.5 million. The following table presents the condensed results of operations for Peak Gold, LLC for the three and nine month periods ended March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception to Date
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016	March 31, 2017
EXPENSES:
Exploration expense	$2,358,681	$1,667,889	$7,591,712	$5,612,119	$17,106,300
General and administrative	420,157	274,454	1,239,101	829,257	3,058,771
Total expenses	2,778,838	1,942,343	8,830,813	6,411,376	20,165,071
NET LOSS	$2,778,838	$1,942,343	$8,803,813	$6,411,376	$20,165,071

5. Costs Incurred

Costs incurred by the Company to acquire and explore our Tetlin Lease and other properties were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Exploration costs, claim rentals, and minimum royalties	$—	$—	$—	$14,425
Total costs incurred	$—	$—	$—	$14,425

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

6. Prepaid Expenses

The Company has prepaid expenses of $78,115 and $58,165 as of March 31, 2017 and June 30, 2016, respectively. Prepaid expenses primarily relate to prepaid insurance costs.

7. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2017			2016
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(516,929)	4,903,766	$(0.11)	$(181,257)	3,957,640	$(0.05)
Diluted Loss per Share:
Net loss attributable to common stock	$(516,929)	4,903,766	$(0.11)	$(181,257)	3,957,640	$(0.05)

	Nine Months ended March 31,
	2017			2016
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,064,721)	4,509,950	$(0.46)	$(949,907)	3,918,430	$(0.24)
Diluted Loss per Share:
Net loss attributable to common stock	$(2,064,721)	4,509,950	$(0.46)	$(949,907)	3,918,430	$(0.24)

 Options and warrants to purchase 887,999 and 1,635,999 shares of common stock were outstanding as of March 31, 2017 and June 30, 2016, respectively. These options and warrants were not included in the computation of diluted earnings per share for each of the three and nine month periods ended March 31, 2017 and 2016 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

8. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of March 31, 2017, we had 4,903,766 shares of common stock outstanding, including 198,997 shares of unvested restricted stock. The Company also has options and warrants to purchase 887,999 shares of common stock outstanding as of March 31, 2017. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between August 2016 and January 2019.

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

The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company. From inception through March 31, 2017, Royal Gold has contributed approximately $20.0 million (inclusive of the Royal Gold Initial Contribution of $5 million) to the Joint Venture Company and earned a percentage interest of 24.9%.

The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Tetlin Properties.

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

11. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of March 31, 2017, there were 198,997 shares of unvested restricted common stock outstanding and options to purchase 307,000 shares of common stock outstanding issued under the 2010 Plan. Stock-based compensation expense for the three and nine months ended March 31, 2017 was $413,006 and $1,372,656, respectively. Stock-based compensation expense for the three and nine months ended March 31, 2016 was $70,232 and $437,452, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual's restricted stock actually vests.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of March 31, 2017.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant. As of March 31, 2017, all of the restricted stock granted in December 2013 was vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of March 31, 2017, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of March 31, 2017, all of the restricted stock granted in January 2015 was vested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of March 31, 2017, there were 28,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of March 31, 2017, there were 73,333 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of March 31, 2017, there were 75,000 shares of such restricted stock that remained unvested.

As of March 31, 2017, the total compensation cost related to unvested awards not yet recognized was $2,632,456. The remaining costs will be recognized over the remaining vesting period of the awards.

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

(1) The Company granted 40,000 stock options to its directors and executives and an additional 10,000 stock options to a former technical consultant, for services performed during fiscal year 2011.  Of the total options granted 15,000 were later forfeited.

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

During the first and second quarter of fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 80,000 and 18,000 stock options, respectively, resulting in the issuance of 42,817 and 9,357 shares of common stock to the exercising parties and no proceeds to the Company. There were no stock option exercises during the quater ended March 31, 2017.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of March 31, 2017, the stock options had a weighted-average remaining life of approximately 1 year. The total compensation cost related to these options had been fully recognized as of March 31, 2017 as all of the options are fully vested.

A summary of the status of stock options granted under the 2010 Plan as of March 31, 2017 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended March 31, 2017
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2016	405,000	$10.24
Granted	—	—
Exercised	(98,000)	$10.98
Forfeited	—	—
Outstanding, March 31, 2017	307,000	$10.00
Aggregate intrinsic value	$3,072,620
Exercisable, end of period	307,000	$10.00
Aggregate intrinsic value	$3,072,620
Available for grant, end of period	39,094

12. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company's exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2017, the Company had paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, TOK/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2015-2016 assessment year totaled $125,370. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures
•	Operational constraints and delays
•	The risks associated with exploring in the mining industry
•	The timing and successful discovery of natural resources
•	Availability of capital and the ability to repay indebtedness when due
•	Declines and variations in the price of gold and associated minerals
•	Price volatility for natural resources
•	Availability of operating equipment
•	Operating hazards attendant to the mining industry
•	Weather
•	The ability to find and retain skilled personnel
•	Restrictions on mining activities
•	Legislation that may regulate mining activities
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses.
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any)
•	Stock price and interest rate volatility
•	Federal and state regulatory developments and approvals
•	Availability and cost of material and equipment
•	Actions or inactions of third-parties
•	Potential mechanical failure or under-performance of facilities and equipment
•	Environmental risks
•	Strength and financial resources of competitors
•	Worldwide economic conditions
•	Expanded rigorous monitoring and testing requirements
•	Ability to obtain insurance coverage on commercially reasonable terms
•	Competition generally and the increasing competitive nature of our industry
•	Risks related to title to properties

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

Overview

         The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”), to advance exploration of the Company's Tetlin Property, which is prospective for gold and associated minerals. As of March 31, 2017, the Joint Venture Company had leased or had control over an estimated 843,000 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially invested $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to earn up to a percentage interest of 40% in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of March 31, 2017, Royal Gold has contributed approximately $20.0 million (including the initial $5 million investment) to the Joint Venture Company and earned a percentage interest of 24.9%. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the Tetlin Property.

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

The Joint Venture Company also holds State of Alaska unpatented mining claims for the exploration of gold ore and associated minerals. The Company believes that the Joint Venture Company holds good title to its properties, in accordance with standards generally accepted in the mineral industry. As is customary in the mineral industry, the Company conducted only a preliminary title examination at the time it acquired the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work.

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Tetlin Property") held by the Joint Venture Company as of March 31, 2017:

Property	Location	Commodities	Claims	Estimated Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	131	10,900	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	428	65,000	State Mining Claims
Bush	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
West Fork	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	45	7,200	State Mining Claims
Noah #1	Eastern Interior	Gold, Copper, Silver	224	34,400	State Mining Claims
Noah #2	Eastern Interior	Gold, Copper, Silver	217	34,500	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,141	843,400

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives and directors with those of its stockholders. The Company’s directors and executives have not received cash compensation for their work for the Company. As of March 31, 2017, the Company's directors and executives beneficially own approximately 15.9% of the Company's common stock. An additional 15.8% of the Company's common stock is beneficially owned by the Estate of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of March 31, 2017.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant. As of March 31, 2017, all of the restricted stock granted in December 2013 was vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of March 31, 2017, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of March 31, 2017, all of the restricted stock granted in January 2015 was vested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of March 31, 2017, there were 28,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of March 31, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of March 31, 2017, there were 73,333 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of March 31, 2017, there were 75,000 shares of such restricted stock that remained unvested.

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

(1) The Company granted 40,000 stock options to its directors and executives and an additional 10,000 stock options to its technical consultant, the owner of Avalon, for services performed during fiscal year 2011.  Of the total options granted 15,000 were later forfeited..

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

During the first and second quarter of fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 80,000 and 18,000 stock options, respectively, resulting in the issuance of 42,817 and 9,357 shares of common stock to the exercising parties and no proceeds to the Company.  There were no stock otpion exercises during the quarter ended March 31, 2017.

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

Gold Exploration

The Joint Venture Company controls an estimated 843,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the TOK, Eagle, Bush, West Fork, Triple Z, and Noah claims.

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

The Joint Venture Company initiated a calendar 2016 Phase I exploration program consisting of drilling the North Peak target area which began in February 2016 on the Tetlin Lease with an approved budget of $4.4 million. An additional budget was approved for spending up to an additional $6.8 million during the remainder of calendar 2016. The Joint Venture Company initiated a 2016 Phase II exploration drilling program in May, which was completed in September. A Phase III exploration drilling program was initiated in October and completed in November.  The project incurred an aggregate cost in calendar 2016 of approximately $10.6 million.

  The Joint Venture Company initiated a calendar 2017 Phase I exploration program consisting of drilling the North Peak target area and testing the True Blue Moon target area which began in February 2017 on the Tetlin Lease with an approved budget of $5.3 million.  The 2017 Phase I program was completed in April.  The project has incurred an aggregate cost in the quarter ended March 31, 2017 of approximately $2.8 million.

From inception to date, the Joint Venture Company has incurred $20.2 million in exploration program expenditures. As of March 31, 2017, Royal Gold has funded a total of $20.0 million (including the initial investment of $5 million) and earned a 24.9% interest in the Joint Venture Company.

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone and the Saddle Zone. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through April 2017, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	3,070					17,179
	Total	37,332	1,841	4,610	847	1,084	221,787	6,409	2,330

2017 Exploration Program - Phase I. During the quarter ending March 31, 2017, exploration drilling was completed by the Joint Venture Company on the Tetlin Property totaling 5,236 meters (17,179 feet) in 47 holes. The Joint Venture Company spent an estimated $2.8 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling consisted of infilling and expanding the mineralized zone in North Peak totaling 3,703 meters, target testing in West Peak totaling 282 meters and target testing of True Blue Moon totaling 1,251 meters.  The 2017 Phase I program was completed on April 12, 2017.

The map below depicts the location of the core holes drilled during the 2017 Phase I program:

2017 PHASE I CORE HOLES DRILLED

Explanation
Drill collar - 2017 Phase 1
Drill collar - 2016
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
True Blue Moon
North Peak
West Peak
Connector
East Peak
Main Peak
17354
17357
17353
17355
17352
17356
17337
17342
17338
17336
17339
17340
17341
17334-335
17333
17332
17331
17328
17329
17330
17324
17323
17346
17327
17344-345
17326
17350
17343
17322
17349
17325
17321
17347
17348
17312-313
17320
17318
17317
17316
17319
17315
17314
17351
0
45
90
Meters

Significant Drill Intercepts from the 2017 Phase I Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete Phase I of the 2017 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
TET17312	North Peak	4.27	33.39	29.12	7.12	0.208	69.4	0.121
Including	North Peak	16.46	18.92	2.46	24.10	0.703	368.0	0.044
and	North Peak	22.95	24.08	1.13	57.40	1.674	72.9	0.237
TET17312	North Peak	36.79	37.59	0.80	4.93	0.144	37.6	0.190
TET17313	North Peak	3.66	31.70	28.04	8.80	0.257	83.8	0.147
Including	North Peak	18.29	20.27	1.98	55.25	1.611	443.3	0.072
TET17313	North Peak	37.62	39.92	2.30	4.67	0.136	27.5	0.110
TET17313	North Peak	79.07	84.43	5.36	3.20	0.093	39.0	0.231
TET17313	North Peak	85.34	85.65	0.31	18.95	0.553	588.0	1.055
TET17313	North Peak	85.95	86.87	0.92	9.03	0.263	266.0	1.140
TET17314	North Peak	137.02	139.90	2.88	1.23	0.036	217.1	0.102
TET17315	North Peak	81.95	83.06	1.11	2.43	0.071	17.4	0.084
TET17316	North Peak	20.49	26.44	5.95	2.56	0.075	23.5	0.296
TET17316	North Peak	87.03	87.97	0.94	2.79	0.081	13.4	0.178
TET17316	North Peak	100.18	105.16	4.98	1.00	0.029	21.3	0.243
TET17317	North Peak	38.95	46.57	7.62	8.72	0.254	4.1	0.086
Including	North Peak	44.48	46.57	2.09	27.80	0.811	11.2	0.149
TET17318	North Peak	116.91	117.16	0.25	64.20	1.873	14.5	0.008
TET17320	North Peak	2.44	6.46	4.02	2.59	0.076	26.0	0.054
TET17320	North Peak	50.90	57.52	6.62	7.81	0.228	170.0	0.323
TET17321	North Peak	49.99	52.20	2.21	2.28	0.067	258.0	0.430
TET17322	North Peak	29.01	32.46	3.45	0.88	0.026	39.3	0.193
TET17323	North Peak	1.27	7.32	6.05	2.34	0.068	40.3	0.016
TET17325	North Peak	5.49	6.20	0.71	22.00	0.642	9.5	0.128
TET17325	North Peak	10.04	14.83	4.79	3.63	0.106	2.0	0.036
Including	North Peak	12.68	13.22	0.54	21.50	0.627	7.7	0.162
TET17325	North Peak	19.11	20.32	1.21	41.10	1.199	17.4	0.145
TET17325	North Peak	24.88	25.60	0.72	5.40	0.158	56.0	0.308
TET17326	North Peak	3.73	9.99	6.26	11.98	0.349	172.7	0.038
Including	North Peak	7.40	7.67	0.27	84.50	2.465	656.0	0.115
TET17328	North Peak	17.68	19.20	1.52	2.25	0.066	1.6	0.008
TET17331	North Peak	2.13	18.98	16.85	8.68	0.253	5.1	0.023
Including	North Peak	8.53	9.79	1.26	22.40	0.653	7.0	0.048
and	North Peak	17.84	18.98	1.14	28.80	0.840	8.8	0.029
TET17331	North Peak	23.77	33.45	9.68	2.58	0.075	2.0	0.045
TET17331	North Peak	44.74	46.20	1.46	5.43	0.158	2.2	0.056
TET17333	North Peak	4.54	7.64	3.10	0.58	0.017	1.6	0.004
TET17335	North Peak	50.32	75.83	25.51	4.87	0.142	2.6	0.137
Including	North Peak	53.64	55.70	2.06	12.25	0.357	2.8	0.112
and	North Peak	60.19	61.32	1.13	18.80	0.548	4.3	0.202
and	North Peak	63.06	63.81	0.75	11.30	0.330	6.3	0.297
TET17335	North Peak	81.06	93.37	12.31	14.04	0.410	3.0	0.158
Including	North Peak	87.88	89.61	1.73	56.30	1.642	5.6	0.192
TET17336	North Peak	20.42	22.46	2.04	0.75	0.022	4.2	0.095
TET17336	North Peak	106.91	119.89	12.98	1.33	0.039	3.3	0.122
Including	North Peak	111.25	112.31	1.06	8.46	0.247	13.7	0.403
TET17339	North Peak	73.28	75.56	2.28	4.66	0.136	38.1	0.105
Including	North Peak	73.28	73.92	0.64	12.40	0.362	74.1	0.216
TET17340	North Peak	82.87	84.04	1.17	8.33	0.243	18.7	0.080
TET17342	North Peak	9.42	17.37	7.95	0.50	0.015	1.0	0.055
TET17342	North Peak	20.94	21.37	0.43	4.36	0.127	4.4	0.034
TET17343	North Peak	52.88	57.32	4.44	0.60	0.018	39.5	0.524
TET17344	North Peak	10.82	33.38	22.56	3.64	0.106	79.3	0.206
Including	North Peak	15.70	16.38	0.68	10.90	0.318	103.0	1.330
and	North Peak	31.09	32.00	0.91	19.35	0.564	152.0	0.024
TET17345	North Peak	4.71	22.86	18.15	2.99	0.087	31.4	0.330
Including	North Peak	14.87	16.53	1.66	12.75	0.372	73.3	0.983
TET17345	North Peak	28.04	31.70	3.66	9.07	0.265	118.6	0.056
Including	North Peak	31.09	31.70	0.61	23.50	0.685	56.9	0.049
TET17346	North Peak	4.57	7.45	2.88	6.37	0.186	58.8	0.080
TET17348	North Peak	11.28	12.53	1.25	21.10	0.615	62.2	0.431
TET17348	North Peak	16.30	17.21	0.91	5.09	0.148	79.1	0.182

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2017, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2015-2016 assessment year, claims rentals totaled $125,370. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2017 held an 75.1% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of March 31, 2017 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2017 and 2016 were $516,929 and $181,257, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $413,006 of stock-based compensation expense for the three months ended March 31, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, and January 2015 all pursuant to the Company’s 2010 Equity Compensation Plan. We recognized $70,232 of stock-based compensation expense for the three months ended March 31, 2016, related to restricted stock granted to our officers and directors in December 2015, September 2015, and January 2015.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and State of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Tetlin Village Council. We recognized claim rental and minimum royalties expense of $0 for the nine months ended March 31, 2017, compared to $14,425 for the nine months ended March 31, 2016. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2017 and 2016 were $2,064,721 and $935,482 respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $1,372,656 of stock-based compensation expense for the nine months ended March 31, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, and January 2015 all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $437,452 of stock-based compensation expense for the nine months ended March 31, 2016, related to restricted stock granted to our officers and directors in December 2015, September 2015, January 2015, and December 2013, and stock option awards granted in September 2013.

Liquidity

Prior to the Closing, the Company's primary cash requirements were for exploration-related expenses.  Since the Closing, the Company's primary cash requirements have been for general and administrative expenses.  The Company's sources of cash have been from common stock offerings. The Tetlin Properties are still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Tetlin Properties.  In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.  As of  March 31, 2017, the Company has approximately $5.6 million of cash, cash equivalents, and short term investments.

On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% economic interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of March 31, 2017, Royal Gold has funded approximately $20.0 million (including the initial investment of $5 million) and earned an 24.9% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment has been used by the Joint Venture Company for additional exploration of the Tetlin Property.  For additional information regarding the Joint Venture Company's capital budget and expenditures, see the “Gold Exploration” section above.

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

The Joint Venture Company's LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. As of March 31, 2017, Royal Gold has funded approximately $20.0 million (including the initial investment of $5 million) and earned a 24.9% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Tetlin Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

The Joint Venture Company has no assurance of title to its properties.

The Joint Venture Company holds approximately 168,000 acres in the form of State of Alaska unpatented mining claims, for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Joint Venture Company, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement (the "Agreements") that were approved by the Tetlin Village Council and the Native Village of Tetlin members.  The Agreements approved the assignment of the Tetlin Lease to the Joint Venture Company and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.  Nevertheless, a deficiency in title or claims by a third party may not be curable.  It does happen, from time to time, that the title to a property is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite any such deficiency or claim.

The Company's common stock is thinly traded.

As of March 31, 2017, there were approximately 4.9 million shares of the Company's common stock outstanding, with directors and officers beneficially owning approximately 15.9% of the common stock and the Estate of Mr. Kenneth R. Peak and its affiliates, the Company's former Chairman, beneficially owning approximately 15.8% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

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

None.

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

CONTANGO ORE, INC.

Date: May 9, 2017	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)