Form 10-K
period 2017-06-30
Contango ORE, Inc.
filed 2017-09-15
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of December 31, 2016 the aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCBB) was $43,462,980. As of September 15, 2017, there were 4,921,163 shares of the registrant’s common stock outstanding.

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

ii

PART I

Item 1.     BUSINESS

Overview

Contango ORE, Inc. ("CORE" or "the Company") is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”), to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of June 30, 2017, the Joint Venture Company leased or controlled over an estimated 849,900 acres for the exploration of gold ore and associated minerals.

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

Contango Mining acquired an interest in properties from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 3.0% overriding royalty interest in the properties granted to JEX.  JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX.  In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC and contributed to the Joint Venture Company the Peak Gold Joint Venture Property near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”). The audited financial statements of Peak Gold, LLC for the years ended June 30, 2017 and 2016 are filed as an exhibit to this Form 10-K.

Upon Closing, Royal Gold initially contributed $5 million to fund exploration activity of the Joint Venture Company. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of June 30, 2017, Royal Gold has contributed $23.0 million (including its initial $5 million investment) to the Joint Venture Company and earned a 29.5% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the property it controls.

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

The Tetlin Lease originally had a ten year term beginning July 2008, which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Tribal Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Tribal Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Peak Gold Joint Venture Property") held by the Joint Venture Company as of the date of this report:

Property	Location	Commodities	Claims	Estimated Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	131	10,900	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	428	66,000	State Mining Claims
Bush	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
West Fork	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	45	7,200	State Mining Claims
Noah #1	Eastern Interior	Gold, Copper, Silver	224	34,400	State Mining Claims
Noah #2	Eastern Interior	Gold, Copper, Silver	258	41,000	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,182	849,900

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to a Joint Venture Company LLC Agreement with Royal Gold. Under the Joint Venture Company LLC Agreement, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. Royal Gold may resign as Manager.  Royal Gold can also be removed as Manager for a material breach of the Joint Venture Company LLC Agreement, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the Joint Venture Company LLC Agreement provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the Joint Venture Company LLC Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives, employees and directors with those of its stockholders. The Company’s directors, officers and employees have not received cash compensation for their work for the Company. As of June 30, 2017, the Company's directors and officers beneficially own approximately 15.8% of the Company's common stock. An additional 16.0% of the Company's common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

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

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon Development Corporation (“Avalon”) to provide certain geological consulting services and exploration activities with respect to the Peak Gold Joint Venture Property. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease. In connection with the Transactions, the Company terminated the PSA with Avalon, and Avalon is now providing services to the Joint Venture Company.

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

Services Provided by Tetlin Village Members

Since the start of the term of the Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Peak Gold Joint Venture Property exploration programs. During the Company's exploration programs, there were typically 10 to 15 Tetlin residents working on the Peak Gold joint venture project employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

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

Adverse Climate Conditions

Weather conditions affect the Joint Venture Company's ability to conduct exploration activities and mine any ore from the Peak Gold Joint Venture Property in Alaska. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.

Competition

The Company currently faces strong competition for the acquisition of exploration-stage properties as well as extraction of any minerals in Alaska. Numerous larger mining companies actively seek out and bid for mining prospects as well as for the services of third party providers and supplies, such as mining equipment and transportation equipment. The Company's competitors in the exploration, development, acquisition and mining business will include major integrated mining companies as well as numerous smaller mining companies, almost all of which have significantly greater financial resources and in-house technical expertise. In addition, the Company will compete with others in efforts to obtain financing to explore our mineral properties.

Government Regulation

The Joint Venture Company's mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various Federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, the Tetlin Lease is located on land leased from the Tetlin Village Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. The Company believes that the Joint Venture Company will continue to use its best efforts to ensure that it is in compliance with all applicable laws and regulations, but the denial of permits required to explore for or mine ore may prevent it from realizing any revenues arising from the presence of minerals on its properties.

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

Hard Rock Exploration Permits and Temporary Water Use Permits covering past and planned activities on the Peak Gold Joint Venture Property were issued by the Alaska Department of Natural Resources to the Joint Venture Company and consist of the following multi-year permits:

1.

Alaska Hard Rock Exploration and Reclamation Permit #2626 covering exploration drilling activities on the Tetlin Lease. This permit now extends through December 31, 2020. Each year during the term of the permit, the Joint Venture Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

2.

Alaska Temporary Water Use Permit F2016-23, allowing a seasonal average water use of 21,600 gallons per day during the period May 20 to October 15.  The permit expires December 31, 2020. These water use authorizations are specific to Alaska Hard Rock Exploration permit #2626.

The above referenced State of Alaska permits were issued to the Company and assigned to the Joint Venture Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Joint Venture Company will require additional permits from the State of Alaska for the remainder of 2017. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

The Joint Venture Company also has received a Nationwide Permit #6, Permit #POA-2013-286, from the U.S. Department of the Army Corps of Engineers with respect to the Joint Venture Company’s intended drilling and access-related disturbances on wetlands within the Tetlin Lease, which is valid through March 8, 2018. However, such lands were classified as wetlands more than 20 years ago and much of the land covered by such permit has since been burned by natural wildfires. As a consequence of the wildfires and natural habitat changes that have taken place since the wildfires, the Peak Gold Joint Venture Property may no longer be considered wetlands according to Corps of Engineers guidelines.

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

Employees

The Company has three part-time employees. Of these, two are officers of the Company. Brad Juneau is the Chairman, President and Chief Executive Officer of the Company and is responsible for the management of the Company. Leah Gaines is the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company.  Mr. Juneau and Ms. Gaines each devote approximately 70% of their time to the Company’s business. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Joint Venture Company utilizes the services of Avalon to perform geological, exploration and drilling operation services and independent third party engineering firms to evaluate any mineral resources identified.

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company's directors and executive officers:

Name	Age	Position
Brad Juneau	57	Chairman, President, and Chief Executive Officer
Leah Gaines	41	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	68	Director
Joseph G. Greenberg	56	Director
Richard Shortz	72	Director

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

Leah Gaines. Ms. Gaines was appointed as the Company’s Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary on October 1, 2013. Ms. Gaines has also served as Vice President and Chief Financial Officer of JEX since October 2010. Prior to joining JEX, she served as the Controller for Beryl Oil and Gas, LP and Beryl Resources LP from July 2007 to December 2009. From April 2006 to July 2007, Ms. Gaines held the position of Financial Reporting Manager at SPN Resources, a division of Superior Energy Services. From 2003 to 2006, Ms. Gaines was the Senior Financial Reporting Accountant at Hilcorp Energy. Ms. Gaines was a Principal Accountant at El Paso Corporation in its Power Asset division from 2001 to 2003. Prior to that, Ms. Gaines worked at Deloitte and Touche, LLP for three years as a Senior Auditor. Ms. Gaines graduated Magna Cum Laude from Angelo State University with a Bachelor of Business Administration in Accounting and is a Certified Public Accountant with over nineteen years of experience.

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

Joseph G. Greenberg. Mr. Greenberg has been a Director of the Company since its inception. Mr. Greenberg is Founder and CEO of Alta Resources, L.L.C., an oil and gas exploration and production company. Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company. Mr. Greenberg received a Bachelor of Science in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over thirty years of diversified experience in oil and gas exploration and production.

Richard Shortz.  Mr. Shortz is President and Chief Executive Officer of Pavia Capital, LLP, a family office investment company.  Mr. Shortz served as a Partner of Morgan, Lewis & Bockius LLP, an international law firm (“Morgan Lewis”) from 1995 through September 2016 and as a Partner with Jones Day Reavis & Pogue LLP, another international law firm, from 1983 through 1994.  He previously was an executive of Tosco Corporation, an independent oil and gas company, from 1973 through 1983 where he became Senior Vice President, General Counsel and Secretary.  Mr. Shortz has extensive experience in corporate finance, mergers and acquisitions and corporate governance, regularly advising both public and private energy companies.  While a Partner at Morgan Lewis, Mr. Shortz served as Chairman of the firm’s Energy Group and a member of its Board.  Mr. Shortz received a Bachelor of Science degree in Accounting from Indiana University in 1967 and a Juris Doctor degree from Harvard Law School in 1970.

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

The Board of Directors elected Mr. Juneau as Chairman of the Board and Chief Executive Officer for a number of reasons. Mr. Juneau is the co-founder of the Company and beneficially owns approximately 9.5% of the Company’s common stock, making him one of the largest shareholders. Mr. Juneau has been an active entrepreneur who founded JEX, an exploration and production company.

Corporate Offices

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098.  The cost of the rent is included in the monthly management fee the Company pays to JEX (see Note 13 - Related Party Transactions).

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

Royal Gold is the Manager of the Joint Venture Company and has appointed two designates to the Management Committee of the Joint Venture Company (the “Management Committee”). The Company has appointed one designate to the Management Committee. If, by October 31, 2018, Royal Gold has earned at least a 40% membership interest in the Joint Venture by making the full $30 million investment, Royal Gold will continue to have the right to appoint two designates to the Management Committee and the Company will continue to have the right to appoint one designate. The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of Royal Gold’s investments, which will include the level of expenditures.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Peak Gold Joint Venture Property and meet its funding obligations under the Joint Venture Company LLC Agreement.

On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of June 30, 2017, Royal Gold had funded approximately $23.0 million (including the initial investment of $5 million) and earned an 29.5% interest in the Joint Venture Company.  Subsequent to June 30, 2017, Royal Gold has funded an additional $4.2 million to date, bringing its total cumulative contributions to $27.2 million and interest in the Joint Venture Company to 35.8%.

In September 2017, the Management Committee for the Joint Venture Company approved an additional $1.1 million in capital expenditures for the remainder of the calendar year 2017. This increased capital budget will be allocated entirely to the 2017 Phase III Drilling Exploration Program. The Company expects that the 2017 Phase III Drilling Exploration Program will target the Chief Danny Prospect Area of the West Peak extension as well as drill additional holes on two other prospects. With this increase to the 2017 capital budget, the Company expects capital expenditures for the 2017 Phase III Drilling Exploration Program to be approximately $1.5 million and total capital expenditures for calendar year 2017 to be approximately $11.9 million.  The 2017 capital budget is largely discretionary and may be further adjusted as business conditions warrant, including market conditions, drilling results and changes in service and material costs.  Adjustments may include revisions to the amount, timing and allocation of capital expenditures.

               Any additional contributions to the Joint Venture Company by Royal Gold to fund the 2017 Phase III Drilling Exploration Program, or otherwise, may bring Royal Gold’s cumulative contributions closer to $30 million. Once Royal Gold contributes a total of $30 million, it will receive a percentage interest of 40% in the Joint Venture Company.  Pursuant to the Joint Venture Company LLC Agreement, upon the earlier of the investment by Royal Gold of $30 million into the Joint Venture Company or October 31, 2018, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. After such point, if a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  In addition, once Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser.

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

On September 29, 2014, the Company terminated its advisory agreement with JEX. In addition, the Company terminated its services agreements with Avalon and other parties. The Company has historically had part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, and has previously depended upon third party consultants for the success of its exploration projects. The Company must now depend upon Royal Gold for its expertise in planning work programs, conducting field work, evaluating drilling results and preparing development programs.

There can be no assurance that Royal Gold will continue to fund the Joint Venture Company to continue exploration work.

The Joint Venture Company LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 in addition to its initial $5 million investment at the Closing of the Master Agreement. As of June 30, 2017, Royal Gold has funded a total of $23.0 million (including the initial investment of $5 million) and earned an 29.5% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work. The Company will have limited funds to continue exploration of the property controlled by the Joint Venture Company if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

The Company may retain only a 60% interest in the Joint Venture Company and its interest could be diluted below 60%.

The Company’s only significant asset is its interest in the Joint Venture Company.  As of June 30, 2017, Royal Gold had funded approximately $23.0 million (including the initial investment of $5 million) and earned an 29.5% interest in the Joint Venture Company.  Subsequent to June 30, 2017, Royal
Gold has funded an additional $4.2 million to date, bringing its total cumulative contributions to $27.2 million and interest in the Joint Venture Company to 35.8%. Any additional contributions to the Joint Venture Company by Royal Gold to fund the 2017 Phase III Drilling Exploration Program, or otherwise, may bring Royal Gold’s cumulative contributions closer to $30 million. When Royal Gold makes the full $30 million capital contribution, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a 60% interest in the Joint Venture Company. In addition, once Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser.

Furthermore, the Company’s interest in the Joint Venture Company may be reduced if the Company is unable to make required contributions.  Pursuant to the Joint Venture Company LLC Agreement, after October 31, 2018, or such earlier time as Royal Gold has earned a 40% interest in the Joint Venture Company, the members are to contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to us on acceptable terms, if at all.  If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted further.

Royal Gold has far greater technical and financial resources than the Company.

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 193 properties on six continents and a market capitalization of approximately $5.7 billion. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

The Joint Venture Company LLC Agreement restricts the Company’s right to transfer or encumber its interests in the Joint Venture Company.

The Joint Venture Company LLC Agreement contains certain limitations on transferring or encumbering interests in the Joint Venture Company including any transfer that would cause termination of the Joint Venture Company as a partnership for Federal income tax purposes except none of the restrictions limit the transfer of any capital stock of the Company.

The formation of the Joint Venture Company and appointment of Royal Gold as Manager do not provide assurance that further exploration efforts will be successful.

The formation of the Joint Venture Company and appointment of Royal Gold as Manager do not provide assurance that further exploration of the Peak Gold Joint Venture Property will be successful, any additional resource will be discovered or a commercial deposit of gold ore and associated minerals will be located. The results of any further exploration work will be assayed and analyzed to determine if additional work should be performed and additional funds expended.

The probability that an individual prospect will contain commercial grade reserves is extremely remote.

The probability of finding economic mineral reserves on the Peak Gold Joint Venture Property is extremely small. It is common to spend millions of dollars on an exploration prospect and complete many phases of exploration and still not obtain mineral reserves that can be economically exploited. Therefore, the possibility that the Peak Gold Joint Venture Property will contain commercial mineral reserves and that the Company will recover funds spent on exploration is extremely remote.

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

The Company has no revenue to date from the Peak Gold Joint Venture Property, which may negatively impact the Company's ability to achieve its business objectives.

Since the acquisition of the Peak Gold Joint Venture Property, the Company and the Joint Venture Company have conducted only limited exploration activities and to date have not discovered any commercially viable mineral deposits. The Company's ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company and the Joint Venture Company have carried on their business of exploring the Peak Gold Joint Venture Property at a loss since inception and expect that the Company and the Joint Venture Company will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Joint Venture Company cannot discover commercially viable deposits or commence actual mining operations, the Company and the Joint Venture Company may never generate revenues and may never become profitable.

The Company's continued viability depends on the exploration, permitting, development and operation of the Peak Gold Joint Venture Property, which is the only material property of the Joint Venture Company.

The Joint Venture Company's only material project at this time is the Peak Gold Joint Venture Property, which is in the exploration stage. The Company's continued viability is based on successfully implementing its strategy, which will require the Joint Venture Company to perform appropriate exploratory and engineering work and evaluate such work, and the permitting and construction of a mine and processing facilities in a reasonable time frame.

The Peak Gold Joint Venture Property does not have any proven or probable reserves and the Joint Venture Company may never identify any commercially exploitable mineralization.

None of the Joint Venture Company’s properties have any proven or probable reserves as defined by SEC Industry Guide 7. To date, the Company and the Joint Venture Company have only engaged in exploration activities on the Peak Gold Joint Venture Property.  Accordingly, the Company does not have sufficient information upon which to assess the ultimate success of their exploration efforts. There is no assurance that the Joint Venture Company may ever locate any mineral reserves on the Peak Gold Joint Venture Property. Additionally, even if the Joint Venture Company finds minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Joint Venture Company does not establish reserves, it might be required to curtail or suspend operations, in which case the market value of the Company's common stock will decline, and you might lose all of your investment.

The Peak Gold Joint Venture Property is located in the remote regions of Alaska and exploration activities may be limited by weather and limited access and existing infrastructure.

The Joint Venture Company is focused on the exploration of its properties in the State of Alaska. The arctic climate limits many exploration and mining activities during certain seasons. In addition, the remote location of the properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which the Joint Venture Company can carry on exploration activities might increase the costs and time associated with our planned exploration activities and could negatively affect the value of the Peak Gold Joint Venture Property and the Company's securities.

Concentrating capital investment in the Peak Gold Joint Venture Property in the State of Alaska increases exposure to risk.

The Company and the Joint Venture Company have focused their capital investments in exploring for gold and associated mineral prospects on the Peak Gold Joint Venture Property in the State of Alaska. However, the exploration prospects in Alaska may not lead to any revenues or the Joint Venture Company may not be able to drill for mineral deposits at anticipated costs due to financing, environmental or operating uncertainties. Should the Joint Venture Company be able to make an economic discovery on the Peak Gold Joint Venture Property, it would then be solely dependent upon a single mining operation for its revenue and profits. Because of this concentration in a limited geographic area, the success and profitability of our operations may be disproportionately exposed to regional factors relative to competitors that have more geographically dispersed operations.

The Company will rely on the accuracy of the estimates in reports provided to the Company by Royal Gold and the Joint Venture Company’s outside consultants and engineers.

The Company has no in-house mineral engineering capability, and therefore will rely on the accuracy of reports provided to it by the Joint Venture Company’s independent third party consultants. If those reports prove to be inaccurate, the Company's financial reports could have material misstatements. Further, the Company will use the reports of such independent consultants in its financial planning. If the reports prove to be inaccurate, we may also make misjudgments in its financial planning.

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

The Joint Venture Company holds approximately 175,000 acres in the form of State of Alaska unpatented mining claims for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.  With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. Prior to conducting any mining activity, however, the Joint Venture Company might obtain a further title review of the Tetlin Lease to identify more fully any deficiencies in title to the lease and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies might not be cured. It does happen, from time to time, that the examination made by title lawyers reveals that the title to properties is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite defects to the title identified in further title review.

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

The Company will compete with a broad range of mining companies with far greater resources in their exploration activities. Several mining companies concentrate drilling efforts on one type of mineral and thus may enjoy economies of scale and other efficiencies. However, the Company’s drilling strategies currently include exploring for gold ore and associated minerals. As a result, the Company may not be able to compete effectively with such companies. Most competitors have substantially greater financial resources than the Company. These competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than the Company can. In addition, most competitors have been operating for a much longer time than the Company has and have substantially larger staffs. Processing of gold and associated minerals requires complex and sophisticated processing technologies. The Company has no experience in the minerals processing industry.

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

Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world.  The Company and the Joint Venture Company do not have any programs to hedge against fluctuating commodity prices, and as such are highly exposed to those fluctuations.

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

The Joint Venture Company's exploratory mining operations are subject to numerous laws and regulations governing its operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on the Joint Venture Company. These laws and regulations may, among other things:

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

As of June 30, 2017, there were approximately 4.9 million shares of the Company's common stock outstanding, with directors and officers beneficially owning approximately 15.8% of the common stock and The Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, beneficially owning approximately 16.0% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

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

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data.

Item 1B.    UNRESOLVED STAFF COMMENTS

None

Item 2.    PROPERTIES

The Company does not directly hold title to any material property.  In connection with the closing of the Transactions with Royal Gold in January 2015 (the "Closing"), the Company contributed (or caused to be contributed) to the Joint Venture Company the Peak Gold Joint Venture Property and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the Joint Venture Company LLC Agreement. The Joint Venture Company now holds title to the Peak Gold Joint Venture Property.  The Peak Gold Joint Venture Property is located in the State of Alaska, and consists of the Tetlin Lease and unpatented mining claims. The Peak Gold Joint Venture Property is the only material property of the Joint Venture Company. None of the known prospects on the Peak Gold Joint Venture Property are known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

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

The Tetlin Lease covers an estimated 675,000 acres of land for an initial term of ten years which was extended for ten years to July 5, 2028 and so long thereafter as the Joint Venture Company continues conducting exploration or mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date have already satisfied this work commitment requirement for the full lease term through 2018 because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% depending on the type of metal produced and the year of production. As of June 30, 2017, the Company has paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25% depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Gold Mining Claims

A listing of the Joint Venture Company's State of Alaska unpatented mining claims as of June 30, 2017 for gold and associated minerals are listed in Exhibits 99.1, 99.3, 99.4, 99.5, 99.6, and 99.8. These mining claims are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

Location of and Access to our Properties

The Peak Gold Joint Venture Property is located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 300 kilometers southeast of the city of Fairbanks and 20 kilometers southeast of Tok, Alaska. The Tetlin Lease covers an area measuring approximately 80 kilometers north-south by 60 kilometers east-west in eastern Interior Alaska.

The Peak Gold Joint Venture Property is accessible via helicopter and via road. The 23-mile long Tetlin Village Road is an all-weather gravel road connecting the village with the town of Tok on the Alaska Highway. The majority of our Peak Gold Joint Venture Property is accessible only via helicopter, although many winter trails exist in the Tetlin Hills and Mentasta Mountains in the northern and southwestern parts of the Properties, respectively. Winter trails link Tetlin Village to the village of Old Tetlin and continue south to the Tetlin River airstrip, a 1,500 foot long unmaintained gravel strip located in the Tetlin River Valley. Winter trails also provide access to the Tuck Creek valley from the village of Mentasta on the Tok Cutoff Highway.

Two seasonal dirt roads have been permitted and constructed to allow surface access to the Chief Danny gold-copper-silver prospect in the northern Tetlin Hills. Both of these roads begin along the Tetlin Village Road and extend to the Chief Danny project and access to both roads is controlled by gates at their junction with the Tetlin Village Road.

The paved Alaska Highway passes near the northern edge of the Peak Gold Joint Venture Property as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Peak Gold Joint Venture Property are in Delta Junction, 107 road miles northwest of the Peak Gold joint venture project and Glennallen, 138 road miles southwest of the Peak Gold Joint Venture Property. The Company does not have any plant or equipment at the Peak Gold Joint Venture Property, and relies on contractors for the Joint Venture Company to perform work. The Company does not believe the Peak Gold Joint Venture Property was explored for minerals prior to exploration activities of the Company and the Joint Venture Company.

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

Gold Exploration

The Joint Venture Company controls an estimated 849,900 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.

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

  The Joint Venture Company initiated a calendar 2017 Phase I exploration program consisting of drilling the North Peak target area and testing the True Blue Moon target area which began in February 2017 on the Tetlin Lease with an approved budget of $5.3 million.  The 2017 Phase I program was completed in April.  The project incurred an aggregate cost in the quarter ended March 31, 2017 of approximately $2.8 million.  The Joint Venture Company initiated a 2017 Phase II exploration drilling and reconnaissance program in May, which was completed in July 2017.  The 2017 Phase I and Phase II programs incurred an aggregate cost through June 30, 2017 of approximately $7.5 million.

From inception to June 30, 2017, the Joint Venture Company has incurred $24.7 million in exploration program expenditures. As of June 30, 2017, Royal Gold had funded a total of $23.0 million (including the initial investment of $5 million) and earned a 29.5% interest in the Joint Venture Company.  Subsequent to June 30, 2017, Royal Gold has funded an additional $4.2 million to date, bringing its total cumulative contributions to $27.2 million and interest in the Joint Venture Company to 35.8%.   In September 2017, a capital budget of $1.5 million was approved for the 2017 Phase III Drilling Exploration Program.

The exploration effort on the Tetlin Lease has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Peak Gold joint venture project, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Peak Gold joint venture project.

The majority of the Peak Gold Joint Venture Property is hosted within the Yukon-Tanana Terrane (YTT), a regionally extensive package of metamorphic rocks. Rocks of the YTT on the Peak Gold Joint Venture Property consist primarily of more deformed, higher temperature metamorphic rocks on the northern third of the project and less deformed, lower temperature metamorphic rocks to the south. Country rocks on the Peak Gold Joint Venture Property are intruded by granitic rocks which have not been well mapped.

Large-scale structural features within the Peak Gold Joint Venture Property are closely tied to movements along the Tintina-Kaltag and Denali-Farewell fault systems, two continental-scale faults between which are a series of district and prospect-scale northeast, northwest and east-west structures. Limited exposures in the northern half of the property make identification of these structures difficult. Prospect to hand-sample scale folding has been noted throughout the project area.

Although alpine glaciation has affected elevations above 4,500 feet on the southern edge of the Peak Gold Joint Venture Property, most of the Peak Gold Joint Venture Property escaped Pleistocene continental glaciation. However, due to its proximity to continental glaciers to the north and east, the Peak Gold Joint Venture Property was covered by a variable thickness of wind-blown silt ranging up to 10 meters thick. This extremely fine-grained, metal-barren silt effectively masks the geochemical signature of underlying bedrock containing gold-copper-silver mineralization. Following deposition of this silt layer, the Peak Gold Joint Venture Property was subject to an extensive period of surface weathering, which now extends 200-300 feet below surface.

From a regional perspective, the Peak Gold Joint Venture Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Peak Gold Joint Venture Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Peak Gold Joint Venture Property was unknown in Interior Alaska. Diamond drilling results from 2011 through 2016 have revealed the presence of a distinctive suite of elements and minerals at the Main Peak, North Peak and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. Skarn is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Peak and North Peak Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Chief Danny Prospect

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through 2017, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,079	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,034	79	1,172	357	366	49,218	48
		45,296	1,920	5,782	1,204	1,450	253,822	6,457	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2017 Exploration Program - Phase II.   The Phase II exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 9,761 meters (32,038 feet) in 44 holes. The Joint Venture Company spent an estimated $4.7 million, during the June quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling, through the end of July, consisted of exploration drilling West Peak (461 meters), West Peak Extension (2,603 meters) Discovery (1,034 meters), 7 O’clock (1,443 meters), New Moon (1,398 meters), Waterpump (1,161 meters), Main Peak (570 meters) and North Peak (1,095).  Soils auger sampling and IP geophysical surveys were conducted in the Chief Danny area. Stream sediment and pan concentrate samples were collected across the Noah group of claims.  The 2017 Phase II program was completed July 31, 2017, and statistics represent the full Phase II program.

The map below depicts the location of the core holes drilled during the 2017 Phase II program:

2017 PHASE II CORE HOLES DRILLED

Explanation
Drill collar - 2017 Phase 2
Drill collar - 2017 Phase 1
Drill collar - 2015-2016
Drill collar - pre 2015
Road
Waterpump
New Moon
North Peak
West Peak Extension
Main Peak
7 O'clock
Discovery
17399
17394
17398
17391
17396
17400-17401
17366
17362
17365
17363-17364
17361
17359
17358
17360
17378
17376
17385
17374
17371
17390
17373
17386
17389
17379
17388
17381
17369
17368
17395
17397
17392-17393
17387
17384
17382-17383
17370
17367
17372
17380
17377
17375
0 90 180
Meters

Significant Drill Intercepts from the 2017 Phase II Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete Phase II of the 2017 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
TET17351	Main Peak	16.30	18.55	2.25	1.88	0.055	1.0	0.025
TET17353	True Blue Moon	91.97	93.73	1.76	9.15	0.267	2.0	0.375
Including	True Blue Moon	91.97	92.14	0.17	81.60	2.380	2.4	0.249
TET17357	True Blue Moon	56.43	61.77	5.34	0.87	0.025	1.5	0.249
TET17362	New Moon	66.01	68.58	2.57	1.03	0.030	2.6	0.084
TET17363	New Moon	39.48	41.76	2.28	1.78	0.052	0.0	0.016
and	New Moon	213.59	215.31	1.72	0.95	0.028	1.1	0.017
TET17367	Discovery	44.65	45.11	0.46	4.33	0.126	6.1	0.069
and	Discovery	182.06	183.80	1.74	1.11	0.032	1.9	0.102
and	Discovery	253.68	257.10	3.42	1.28	0.037	1.0	0.052
and	Discovery	313.34	315.15	1.81	1.44	0.042	1.6	0.121
TET17368	West Peak Ext	117.15	118.00	0.85	2.70	0.079	17.7	0.063
and	West Peak Ext	123.75	126.70	2.95	0.70	0.020	2.9	0.073
and	West Peak Ext	142.35	147.22	4.87	0.76	0.022	1.2	0.021
and	West Peak Ext	175.41	178.11	2.70	1.14	0.033	0.7	0.020
TET17369	West Peak Ext	172.82	186.91	14.09	2.75	0.080	3.1	0.101
Including	West Peak Ext	172.82	173.79	0.97	9.57	0.279	4.7	0.022
and	West Peak Ext	174.94	176.17	1.23	9.51	0.277	5.1	0.206
TET17370	Discovery	100.30	103.03	2.73	0.66	0.019	2.4	0.058
and	Discovery	166.73	167.73	1.00	6.30	0.184	1.3	0.041
and	Discovery	221.36	223.04	1.68	0.93	0.027	0.0	0.002
TET17371	West Peak Ext	196.94	199.75	2.81	0.74	0.022	3.2	0.075
TET17372	Discovery	292.78	298.19	5.41	0.58	0.017	1.7	0.047
and	Discovery	304.01	305.65	1.64	1.87	0.055	1.8	0.077
TET17375	Seven o'clock	218.14	219.54	1.40	13.20	0.385	24.7	0.594
TET17377	Seven o'clock	246.66	249.10	2.44	4.25	0.124	59.6	0.540
TET17379	West Peak Ext	103.24	111.40	8.16	5.22	0.152	0.7	0.010
Including	West Peak Ext	108.36	109.14	0.78	18.20	0.531	1.5	0.025
and	West Peak Ext	116.60	145.70	29.10	2.53	0.074	0.6	0.030
Including	West Peak Ext	143.16	143.86	0.70	8.93	0.260	2.4	0.091
TET17381	West Peak Ext	135.90	138.17	2.27	1.27	0.037	1.7	0.012
TET17385	West Peak Ext	154.53	160.07	5.54	2.06	0.060	80.5	0.278
TET17388	West Peak Ext	6.71	12.48	5.77	0.67	0.020	0.8	0.162
and	West Peak Ext	20.47	22.08	1.61	2.59	0.076	0.0	0.080
and	West Peak Ext	127.56	133.50	5.94	0.55	0.016	0.4	0.013
and	West Peak Ext	151.66	166.73	15.07	1.66	0.048	1.3	0.027
TET17389	West Peak Ext	162.60	166.12	3.52	0.66	0.019	2.1	0.042
TET17390	West Peak Ext	57.15	60.33	3.18	1.92	0.056	1.6	0.258
and	West Peak Ext	206.96	213.17	6.21	1.31	0.038	0.8	0.031
and	West Peak Ext	264.99	266.49	1.50	6.31	0.184	0.0	0.004
TET17393	Main Peak	2.13	20.51	18.38	3.22	0.094	2.0	0.082
Including	Main Peak	3.96	5.18	1.22	10.60	0.309	2.1	0.073
and	Main Peak	19.04	19.51	0.47	15.10	0.440	8.6	0.205
TET17393	Main Peak	27.98	71.82	43.84	6.93	0.202	1.9	0.057
Including	Main Peak	39.06	40.08	1.02	92.70	2.704	33.9	0.127
and	Main Peak	50.06	52.00	1.94	19.70	0.575	2.2	0.088
TET17393	Main Peak	78.33	102.72	24.39	2.29	0.067	1.1	0.010
Including	Main Peak	82.75	83.54	0.79	8.75	0.255	1.5	0.019
and	Main Peak	93.57	94.38	0.81	11.40	0.333	6.5	0.014
TET17393	Main Peak	111.86	134.99	23.13	12.56	0.366	9.0	0.086
Including	Main Peak	127.91	128.83	0.92	48.70	1.420	25.7	0.131
and	Main Peak	133.20	134.99	1.79	71.20	2.077	15.9	0.157
TET17395	Main Peak	34.11	36.15	2.04	4.55	0.133	0.0	0.031
and	Main Peak	51.80	55.13	3.33	0.90	0.026	3.6	0.141
and	Main Peak	62.55	73.59	11.04	4.72	0.138	5.7	0.147
TET17395	Main Peak	78.51	219.37	140.86	13.27	0.387	42.6	0.609
Including	Main Peak	116.62	118.70	2.08	49.20	1.435	94.7	0.997
and	Main Peak	118.70	120.25	1.55	93.40	2.724	175.0	1.830
and	Main Peak	155.39	158.37	2.98	44.30	1.292	78.0	1.180
TET17396	Waterpump	33.77	35.55	1.78	1.07	0.031	2.3	0.264
TET17397	Main Peak	23.47	47.89	24.42	12.42	0.362	7.8	0.236
Including	Main Peak	24.89	25.62	0.73	71.60	2.088	14.8	0.137
and	Main Peak	30.14	32.29	2.15	49.50	1.444	8.0	0.283
and	Main Peak	32.29	32.65	0.36	40.80	1.190	24.4	0.907
TET17397	Main Peak	56.87	94.03	37.16	1.70	0.050	4.2	0.093
Including	Main Peak	61.80	63.55	1.75	7.02	0.205	20.3	0.148
and	Main Peak	66.14	67.24	1.10	10.20	0.298	8.6	0.280
TET17397	Main Peak	99.44	165.21	65.77	20.14	0.587	8.8	0.260
Including	Main Peak	124.66	124.94	0.28	162.70	4.745	23.8	0.613
and	Main Peak	124.94	125.75	0.81	68.00	1.983	11.4	0.237
and	Main Peak	148.44	149.12	0.68	57.00	1.663	31.0	1.000

2017 Exploration Program - Phase I. During the quarter ended March 31, 2017, exploration drilling was completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaling 5,236 meters (17,179 feet) in 47 holes. The Joint Venture Company spent an estimated $2.8 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling consisted of infilling and expanding the mineralized zone in North Peak totaling 3,703 meters, target testing in West Peak totaling 282 meters and target testing of True Blue Moon totaling 1,251 meters.

The map below depicts the location of the core holes drilled during the 2017 Phase I program:

2017 PHASE I CORE HOLES DRILLED

Explanation
Drill collar - 2017 Phase 1
Drill collar - 2016
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
True Blue Moon
North Peak
West Peak
Connector
East Peak
Main Peak
0
45
90
Meters
17354
17357
17353
17355
17352
17356
17337
17342
17338
17336
17339
17340
17341
17334-335
17333
17332
17331
17328
17329
17330
17324
17323
17346
17327
17344-345
17326
17350
17343
17322
17349
17325
17321
17347
17348
17320
17312-313
17318
17317
17316
17319
17315
17314
17351

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

2016 Exploration Program - Phase III. During the quarter ended December 31, 2016, exploration drilling was completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaling 3,883 meters (12,739 feet) in 37 holes. The Joint Venture Company spent an estimated $2.6 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling was all completed in the North Peak area with the objective of infilling the mineralized area to support a resource estimation.

The map below depicts the location of the core holes drilled during the 2016 Phase III program:

2016 PHASE III CORE HOLES DRILLED

Explanation
Drill collar - 2016 Phase 3
Drill collar - 2016 Phases 1 and 2
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
North Peak
West Peak
Main Peak
East Peak
Connector
16310
16309
16305
16304
16284, 289
16295
16302
16285
16290
16303
16286
16291
16283
16282
16287
16281
16288
16274
16292-294
16301
16275
16276
16277 -296
16298
16299
16279
16297
16300
16306
16278
16280
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

2016 Exploration Program - Phase II. During the quarter ended September 30, 2016, exploration drilling was completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaling 6,498 meters (22,795 feet) in 30 holes, a continuation of the 2016 Phase II program, started in the prior quarter. The Phase II program, which was initiated in the quarter ended June 30, 2016, has completed 12,601 meters (41,342 ft) of exploration drilling in 63 holes. The Joint Venture Company spent an estimated $3.9 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling targeted three areas: North Peak, West Peak, and Connector Zones, to better define the areas with known mineralization. During the full program, high grade-gold mineralization was drilled in the area that joins North Peak to the Connector Zone mineralization identified in the 2016 Phase I program. Several holes drilled revealed significant grade-thickness intervals of gold such as drill hole 16235 which intercepted 38.88 meters grading 51.62 gpt gold starting at 14.50 meters, drill hole 16237 which intercepted 14.19 meters grading 45.33 gpt gold starting at 9.75 meters, drill hole 16271 which intercepted 17.12 meters grading 51.89 gpt gold starting at 24.08 meters, and drill hole 16256 which intercepted 13.20 meters grading 48.59 gpt gold starting at 7.92 meters.

The map below depicts the location of 63 core holes drilled during the 2016 Phase II program:

2016 PHASE II CORE HOLES DRILLED

Explanation
Drill collar - 2016 Phase 2
Drill collar - 2016 Phase 1
Drill collar - 2015
Drill collar - pre 2015
Road
Trail
North Peak
West Peak
Connector
Main Peak
East Peak
16212-214
16253
16254
16251
16250
16249
16252
16270
16269
16241
16271
16237
16238
16239
16240
16220-222
16257
16226-227
16258
16234
16248
16256
16235
16272
16236
16245
16244
16233
16223-225
16255
16228-230
16246
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

2016 Exploration Program - Phase I. During the first three months of calendar year 2016, exploration drilling was completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaling 4,040 meters (13,255 feet) in 19 holes, referred to as the 2016 Phase I program. The Joint Venture Company spent an estimated $1.9 million to complete the program including drilling, geochemical analyses, landholding fees and other related expenses. Drilling targeted two areas, North Peak and West Peak, with the objective of enhancing the understanding of mineralization geometry and geochemical variability. During the program, an area located between the Peak Zone and North Peak was tested, producing significant gold and copper assay intervals in a Connector Zone.

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

In 2015, two phases of exploration drilling were completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaling 14,059 meters (46,127 feet) in 61 holes. The Joint Venture Company spent $6.8 million to complete both programs including drilling, geochemical analyses, landholding fees and other related expenses.

2015 Exploration Program - Phase II. The Joint Venture Company completed 6,897 meters (22,629 ft) of core drilling in 32 core holes during the 2015 Phase II drilling program on the Peak Gold Joint Venture Property, which was completed October 19, 2015. Drilling targeted two areas, West Peak and North Peak/Blue Moon, with the objective of defining mineralization geometry and geochemical variability.

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

2015 Exploration Program - Phase I. The Joint Venture Company completed 7,162 meters (23,498 ft) of core drilling in 29 core holes during the 2015 Phase I drilling program on the Peak Gold Joint Venture Property, which was completed August 9, 2015. Drilling targeted seven areas identified through prior geophysical surveys and geochemical sampling outside the Peak Zone in the greater Chief Danny prospect.

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

Geochemical Analysis and Security

All samples submitted for the 2015, 2016 and Phase I 2017 programs were prepared for assay by ALS Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion. All samples collected in 2016 and Phase I 2017 were cataloged in the field and shipped via ground transport directly to ALS Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Peak Gold Joint Venture Property followed industry accepted procedures for sample preparation, analysis and security.

All samples from the Phase II 2017 program were prepared for assay by Bureau Veritas Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion.  All samples collected in the Phase II 2017 were cataloged in the field and shipped via ground transport directly to Bureau Veritas Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Peak Gold Joint Venture Property followed industry accepted procedures for sample preparation, analysis and security.

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

During the 2016 programs, Avalon personnel inserted 1,986 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs. For the 2017 programs, through June 30, 2017, Avalon inserted 1,103 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs.  Blanks consisted of Browns Hill Quarry basalt. Twenty five different commercial standards provided by Analytical Solutions were used during 2016. Values in these standards ranged from 0.012 ppm to 7.15 ppm gold. Four different commercial standards provided by Rock Labs were used during 2016. Values in these standards ranged from 0.077 ppm to 1.802 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock began trading on the Over-The-Counter Bulletin Board (the "OTCBB") on December 20, 2010 under the symbol “CTGO”. The table below shows the high and low prices of the Company's common stock for the periods indicated.

	High	Low
Fiscal Year 2016:
Quarter ended September 30, 2015	$5.10	$2.51
Quarter ended December 31, 2015	$5.03	$3.25
Quarter ended March 31, 2016	$3.70	$2.43
Quarter ended June 30, 2016	$11.00	$3.00

Fiscal Year 2017:
Quarter ended September 30, 2016	$24.50	$7.51
Quarter ended December 31, 2016	$22.75	$14.75
Quarter ended March 31, 2017	$24.20	$17.25
Quarter ended June 30, 2017	$20.50	$17.00

As of June 30, 2017, there were 4,921,163 shares of Contango ORE, Inc. common stock outstanding held by approximately 70 registered shareholders.

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

The following table sets forth information about the Company's equity compensation plans at June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	265,000	$10.00	39,094
Equity compensation plans not approved by security holders	—	—	—

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

In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant was fully vested as of June 30, 2017.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant. As of June 30, 2017, all of the restricted stock granted in December 2013 was vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of June 30, 2017, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, 10,000 shares vested immediately and the remaining two-thirds will vest equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. As of June 30, 2017, all of the restricted stock granted in January 2015 was vested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of June 30, 2017, there were 28,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of June 30, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of June 30, 2017, there were 73,333 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of June 30, 2017, there were 75,000 shares of such restricted stock that remained unvested.

As of June 30, 2017, the total compensation cost related to unvested awards not yet recognized was $2,217,507. The remaining costs will be recognized over the remaining vesting period of the awards.

The option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company.

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

(1) The Company granted 40,000 stock options to its directors and officers and an additional 10,000 stock options to its technical consultant, the owner of Avalon, for services performed during fiscal year 2011. Of the total options granted as a part of this grant, 15,000 were later forfeited, and the rest have been exercised.

(2) The Company granted 75,000 stock options to its directors and officers and an additional 25,000 stock options to its technical consultant for services performed during fiscal year 2012. Of the total options granted as a part of this grant, 25,000 were later forfeited, and the rest have been exercised.

(3) The Company granted 175,000 stock options to its directors and an additional 75,000 stock options to its technical consultant for services performed during fiscal year 2013. Of the total options granted as a part of this grant, 50,000 were later forfeited.

(4) The Company granted 37,500 stock options to its employees for services performed during fiscal year 2013.

(5) The Company granted 5,000 stock options to an employee of Avalon for services performed during fiscal year 2013.  All of these stock options have been exercised.

(6) The Company granted 52,500 stock options to its employees for services performed during the first quarter of fiscal year 2014.

(7) If at any time there occurs a change of control, as defined in the 2010 Plan, any options that are unvested at that time will immediately vest.

During fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 140,000 stock options, resulting in the issuance of 71,454 shares of common stock to the exercising parties and no proceeds to the Company.  There were no stock option exercises during year ended June 30, 2016.

Item 6.     SELECTED FINANCIAL DATA

Not Applicable.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

The Company was formed on September 1, 2010 as a Delaware corporation. The Company is Houston-based company, whose primary business is to explore in the state of Alaska for gold ore and associated minerals. In connection with the closing of the Transactions with Royal Gold in January 2015, the Company formed the Joint Venture Company and contributed to the Joint Venture Company the Peak Gold Joint Venture Property and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the Joint Venture Company LLC Agreement. The Joint Venture Company now holds title to the Tetlin Lease and unpatented mining claims.

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. The Company’s ability to continue as a going concern is dependent on the Company's ability to raise capital to fund future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Peak Gold Joint Venture Property fails to contain any proven reserves, the Company's ability to generate future revenue, and the Company's results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company's stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

Claim Rentals and Minimum Royalties. Claim rentals and minimum royalties consist of Federal and state of Alaska rental payments, annual labor payments, and minimum royalty payments payable to the Native Village of Tetlin. We recognized claim rental expenses of $0 for the fiscal year ended June 30, 2017, compared to $14,425 for the fiscal year ended June 30, 2016. The Joint Venture Company is responsible for making all future claim rental and minimum royalty payments.

General and Administrative Expense. General and administrative expense for the fiscal year ended June 30, 2017 and 2016 were $2,836,453 and $1,205,793 respectively. Current year general and administrative expenses primarily relate to audit fees, management fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $1,787,558 of stock-based compensation expense for the fiscal year ended June 30, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, and January 2015 all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $507,684 of stock-based compensation expense for the fiscal year ended June 30, 2016, related to restricted stock granted to our officers and directors in December 2015, September 2015, January 2015, and December 2013, and stock option awards granted in September 2013.  Additionally, in September 2016, the Company and JEX entered into a Management Services Agreement.  We incurred $288,000 in management fees related to the Management Services Agreement in fiscal year 2017, compared to $0 in fiscal year 2016.

Liquidity and Capital Resources

Prior to the Closing, the Company's primary cash requirements were for exploration-related expenses.  Since the Closing, the Company's primary cash requirements have been for general and administrative expenses.  The Company's sources of cash have been from common stock offerings. The Peak Gold Joint Venture Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Peak Gold Joint Venture Property.  In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.  As of  June 30, 2017, the Company has approximately $5.2 million of cash, cash equivalents, and short term investments.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

               On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of June 30, 2017, Royal Gold had funded approximately $23.0 million (including the initial investment of $5 million) and earned an 29.5% interest in the Joint Venture Company.  Subsequent to June 30, 2017, Royal Gold has funded an additional $4.2 million to date, bringing its total cumulative contributions to $27.2 million and interest in the Joint Venture Company to 35.8%. The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Tetlin Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

In September 2017, the Management Committee for the Joint Venture Company approved an additional $1.1 million in capital expenditures for the remainder of the calendar year 2017. This increased capital budget will be allocated entirely to the 2017 Phase III Drilling Exploration Program. The Company expects that the 2017 Phase III Drilling Exploration Program will target the Chief Danny Prospect Area of the West Peak extension as well as drill additional holes on two other prospects. With this increase to the 2017 capital budget, the Company expects capital expenditures for the 2017 Phase III Drilling Exploration Program to be approximately $1.5 million and total capital expenditures for calendar year 2017 to be approximately $11.9 million.  The 2017 capital budget is largely discretionary and may be further adjusted as business conditions warrant, including market conditions, drilling results and changes in service and material costs.  Adjustments may include revisions to the amount, timing and allocation of capital expenditures.

Any additional contributions to the Joint Venture Company by Royal Gold to fund the 2017 Phase III Drilling Exploration Program, or otherwise, may bring Royal Gold’s cumulative contributions  closer to $30 million. Once Royal Gold contributes a total of $30 million, it will receive a percentage interest of 40% in the Joint Venture Company.  Pursuant to the Joint Venture Company LLC Agreement, upon the earlier of the investment by Royal Gold of $30 million into the Joint Venture Company or October 31, 2018, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. After such point, if a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  In addition, once Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2017, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2016-2017 assessment year, claims rentals totaled $125,370. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2017, held a 70.5% ownership interest in the Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company, therefore the Company's investment in Peak Gold, LLC as of June 30, 2017 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The audited financial statements of Peak Gold, LLC as of the year ended June 30, 2017 are filed as an exhibit to this Form 10-K.

Recently Issued Accounting Pronouncements. See “Part II. Item 8. “ Financial Statements and Supplementary Data - Note 3 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

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

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2017. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.

Management's Report on Internal Control Over Financial Reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. As of June 30, 2017, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company's Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2017.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango ORE, Inc. (1)
3.2	Bylaws of Contango ORE, Inc. (1)
4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (9)
4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (5)
4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent (5)
4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A.. as Rights Agent (6)
4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company,. N.A.. as Rights Agent (10)
4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc and Computershare Trust Company. N.A.. as Rights (11)
4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc and Computershare Trust Company. N.A.. as Rights (12)
4.8	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent(14)
10.1	Form of 2010 Equity Compensation Plan (1)
10.2	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)
10.3	Registration Rights Agreement, dated as of March 22, 2012, between Contango ORE, Inc. and the Purchasers named therein. (3)

10.4	Registration Rights Agreement, dated as of March 22, 2013, between Contango ORE, Inc. and the Purchasers named therein. (6)
10.5	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (6)
10.6	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014 (10)
10.7	Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016 (13)
14.1	Code of Ethics (8)
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm†
31.1	Section 302 CEO Certification †
31.2	Section 302 CFO Certification †
32.1	Section 906 CEO Certification †
32.2	Section 906 CFO Certification †
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease) (2)
99.2	Original Schedule of REE Properties (2)
99.3	Schedule of Revised TOK Claims (7)
99.4	Schedule of Bush Claims (7)
99.5	Schedule of Revised Eagle Claims (7)
99.6	Schedule of ADC 2 Claims (7)
99.7	2011 Report of Behre Dolbear & Company (USA) (4)
99.8	Schedule of Noah Claims†
99.9	Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (10)
99.10	Audited Financial Statements of Peak Gold, LLC as of June 30, 2017†
101	Interactive Data Files †

†	Filed herewith

[1]	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
[2]	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
[3]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2012.
[4]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
[5]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
[6]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
[7]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
[8]	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.
[9]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.
[10]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
[11]	Filed as an exhibit to the Company's report on Form 8-K, as with the Securities and Exchange Commission on December 18, 2014.
[12]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.
[13]	Filed as an exhibit to the Comapny's report on Form 10-Q for the three months ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016
[14]	Filed as an exhibit to the Company's report on Form 8-K, as filed with Securities and Exchange Commission on November 21, 2016.

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

Name	Title	Date
/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	September 15, 2017
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	September 15, 2017
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	September 15, 2017
JOSEPH G. GREENBERG

/s/ RICHARD SHORTZ	Director	Septemaber 15, 2017
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Contango Ore, Inc.

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, Shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Ore, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Houston, Texas

September 15, 2017

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$5,191,749	$1,254,489
Prepaid expenses and other	175,791	58,165
Total current assets	5,367,540	1,312,654

OTHER ASSETS:
Investment in Peak Gold, LLC (NOTE 9)	—	—
TOTAL ASSETS	$5,367,540	$1,312,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,858	$20,854
Accrued liabilities	86,561	92,884
Total current liabilities	137,419	113,738

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 30,000,000 shares authorized; 4,930,231 shares issued and 4,921,163 outstanding at June 30, 2017; 3,958,540 shares issued and outstanding at June 30, 2016;	49,303	39,585
Additional paid-in capital	40,500,239	33,434,899
Treasury shares at cost (9,068 shares at June 30, 2017; and 0 at June 30, 2016)	(207,400)	—
Accumulated deficit	(35,112,021)	(32,275,568)
SHAREHOLDERS’ EQUITY	5,230,121	1,198,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,367,540	$1,312,654

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2017	2016
EXPENSES:
Claim rentals and minimum royalties	$—	$14,425
General and administrative expense	2,836,453	1,205,793
Total expenses	2,836,453	1,220,218

OTHER (INCOME)/EXPENSE
Loss from equity investment in Peak Gold, LLC	—	—
	2,836,453	$1,220,218
Benefit (provision) for income taxes	—	—
NET LOSS	$2,836,453	$1,220,218
LOSS PER SHARE
Basic and diluted	$0.62	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	4,608,177	3,928,327

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,836,453)	$(1,220,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,787,558	507,684
Loss from equity investment in Peak Gold, LLC	—	—
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	(117,626)	9,219
Increase in accounts payable and other accrued liabilities	23,681	10,758
Net cash used in operating activities	(1,142,840)	(692,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(207,400)	—
Cash from warrant exercises	5,287,500	—
Net cash provided by financing activities	5,080,100	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,937,260	(692,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,254,489	1,947,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,191,749	$1,254,489

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at June 30, 2015	3,876,206	$38,762	$32,928,038	$—	$(31,055,350)	$1,911,450
Stock-based compensation	—	—	507,684	—	—	507,684
Shares vested	82,334	823	(823)	—	—	—
Net loss for the period	—	—	—	—	(1,220,218)	(1,220,218)
Balance at June 30, 2016	3,958,540	39,585	33,434,899	—	(32,275,568)	1,198,916
Stock-based compensation	—	—	1,787,558	—	—	1,787,558
Restricted shares activity	280,067	2,801	(2,801)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(207,400)	—	(207,400)
Stock option exercises	71,454	715	(715)	—	—	—
Stock warrant exercises	620,170	6,202	5,281,298	—	—	5,287,500
Net loss for the period	—	—	—	—	(2,836,453)	(2,836,453)
Balance at June 30, 2017	4,930,231	$49,303	$40,500,239	$(207,400)	$(35,112,021)	$5,230,121

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

On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned its properties and certain other assets and liabilities to Contango. Contango contributed the properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock, which were distributed to Contango's shareholders of record. The above transactions occurred among companies under common control and were accounted for as transactions among entities under common control, in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" whereby the acquired assets and liabilities were recognized in the financial statements at their carrying amounts.

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

On September 29, 2014, the Company entered into a Master Agreement (the “Master Agreement”) with Royal Gold, pursuant to which the parties agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of the Peak Gold Joint Venture Property, prospective for gold ore and associated minerals (the “Transactions”). The Transactions closed on January 8, 2015 (the "Closing").

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the "Peak Gold Joint Venture Property"), together with other property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to obtain up to 40% interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. Royal Gold serves as the Manager of the Joint Venture Company and initially manages, directs, and controls operations of the Joint Venture Company. As of June 30, 2017, Royal Gold has contributed approximately $23.0 million to the Joint Venture Company and has earned an interest of 29.5%.

The Company has completed seven years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. In 2016, three phases of exploration drilling were completed by the Joint Venture Company on the Peak Gold Joint Venture Property. During 2017, the Joint Venture Company has completed Phase I and initiated Phase II of the 2017 drilling program, which consisted of drilling in the North Peak target area and testing the True Blue Moon target area.  During the year ended June 30, 2017, the Joint Venture Company also acquired 441 unpatented state of Alaska mining claims, consisting of 68,900 acres.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Since the Company’s primary business is now the investment in and management of the Joint Venture Company, it expects that its ongoing cash requirements will only be related to general and administration expenses. Given this, the Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months from the date of this report.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2017 and June 30, 2016 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2017 or June 30, 2016.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2017 held a 70.5% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of June 30, 2017 and 2016 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

              Recently Issued Accounting Pronouncements.  In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  The Company has adopted this standard, and updated our going conern analysis and disclosures accordingly.

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will continue to assess the impact this may have on its consolidated statement of cash flows.

In March 2016, the FASB issued ASU No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016-09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The Company adopted this ASU in a prior quarter.  The adoption of the standard did not have a material impact on the consolidated financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company's consolidated financial statements.

4. Costs Incurred

Costs to acquire and explore the Peak Gold Joint Venture Property were as follows:

	Year Ended June 30,
	2017	2016
Acquisition of mineral interests	$—	$—
Exploration costs and claim rentals	—	14,425
Total costs incurred	$—	$14,425

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

5. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $175,791 and $58,165 as of June 30, 2017 and 2016, respectively, related primarily to prepaid management fees and insurance costs.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Year Ended June 30, 2017
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$2,836,453	4,608,177	$0.62

	Year Ended June 30, 2016
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$1,220,218	3,928,327	$0.31

Options and warrants to purchase 845,999 and 1,635,999 shares of common stock were outstanding as of June 30, 2017, and 2016, respectively. These options and warrants were not included in the computation of diluted earnings per share for the applicable fiscal year, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of June 30, 2017, we had 4,921,163 shares of common stock outstanding, including 198,997 shares of unvested restricted stock. The Company also has options and warrants to purchase 845,999 shares of common stock outstanding as of June 30, 2017. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between August 2016 and January 2019, and the remaining warrants will expire in March 2018.

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering, a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, the Company's Chairman, President and Chief Executive Officer. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

 Rights Plan

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, September 29, 2014, December 18, 2014, and on November 11, 2015. Under the terms of the amended Rights Plan, each right (a "Right") will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, other than the  Mr. Kenneth R. Peak Marital Trust and its affiliates, acquires beneficial ownership of 23% or more of the Company's common stock.  Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not receive certificates for the Rights, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights are scheduled to expire on December 19, 2018.

8. Formation of Joint Venture Company

On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Company’s Peak Gold Joint Venture Property, for gold ore and associated minerals prospects.

In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company the Peak Gold Joint Venture Property near Tok, Alaska, together with other property (the “Contributed Assets”) with a historical book value of $1.4 million and an agreed fair value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).

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

The Joint Venture Company LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company. From inception through June 30, 2017, Royal Gold has contributed approximately $23.0 million (inclusive of the Royal Gold Initial Contribution of $5 million) to the Joint Venture Company and earned a percentage interest of 29.5%.

The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Peak Gold Joint Venture Property.

Both the Company and Royal Gold will have the right to transfer each of their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the Joint Venture Company LLC Agreement. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member will have the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Once Royal Gold has earned a 40% interest in the Joint Venture Company, it will have the additional right to require the Company to sell up to 20% of the Company’s interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell the relevant portion of its percentage interest to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

9. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of June 30, 2017, Royal Gold has contributed approximately $23.0 million to the Joint Venture Company, and earned a cumulative interest of approximately 29.5%.  Therefore, as of June 30, 2017, the Company holds a 70.5% interest in the Joint Venture Company. As of June 30, 2016, the Company held an 89.0% interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to June 30, 2017:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at Inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
ASSETS
Cash and cash equivalents	$58,955	$990,698
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$1,492,841	$2,424,584

LIABILITIES AND MEMBERS' (DEFICIT) EQUITY
Accounts payable and other liabilities	$1,754,009	$1,674,956
TOTAL LIABILITIES	1,754,009	1,674,956

MEMBERS' (DEFICIT) EQUITY	(261,168)	749,628
TOTAL LIABILITIES AND MEMBERS' (DEFICIT) EQUITY	$1,492,841	$2,424,584

The Company's share of the Joint Venture Company's results of operations for the year ended June 30, 2017 was a loss of $10.3 million. The Company's share in the results of operations for the year ended June 30, 2016 was a loss of $8.6 million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of June 30, 2017 and June 30, 2016, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of $21.2 million and $10.9 million, respectively, exceeded the historical book value of our investment in Peak Gold, LLC, of $1.4 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of June 30, 2017 and June 30, 2016. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to June 30, 2017 are $19.7 million. The following table presents the condensed results of operations for Peak Gold, LLC for the years ended June 30, 2017 and 2016:

The following table presents the condensed results of operations for Peak Gold, LLC for the periods ended June 30, 2017 and 2016:

	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	June 30, 2017	June 30, 2016	June 30, 2017

EXPENSES:
Exploration expense	$11,326,289	$7,713,541	$20,858,148
General and administrative	2,034,507	1,317,435	3,836,906
Total expenses	13,360,796	9,030,976	24,695,054
NET LOSS	$13,360,796	$9,030,976	$24,695,054

10. Stock Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”), which was approved by shareholders on December 8, 2011. Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. The maximum aggregate number of shares of common stock of the Company with respect to which grants may be made to any individual is 100,000 shares during any calendar year. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Stock-based compensation expense for the years ended June 30, 2017 and June 30, 2016 was $1,787,558 and $507,684, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.

Under the 2010 Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. Upon option exercise, the Company's policy is to issue new shares to option holders.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3—“Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company's stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The total fair value of stock options vested in fiscal year 2017 and 2016 was approximately $0 and $21,400, respectively. As of June 30, 2017, the total unrecognized compensation cost related to nonvested stock options was $0. As of June 30, 2017 the stock options had a weighted average remaining life of 0.6 years.

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2017 and 2016, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2017		2016
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	405,000	$10.24	445,000	$10.41
Granted	—	$—	—	$—
Exercised	(140,000)	$10.69	—	$—
Forfeited(2)	—	$—	(40,000)	$12.41
Cancelled	—	$—	—	$—
Outstanding, end of year	265,000	$10.00	405,000	$10.24
Aggregate intrinsic value	$2,232,848		$—

Exercisable, end of year	265,000	$10.00	405,000	$10.24
Aggregate intrinsic value	$2,232,848		$—

Available for grant, end of year	39,094		214,094

Weighted average fair value of options granted during the year (1)	$—		$—

_______________

(1) There were no options granted during the years ended June 30, 2017 and 2016.

(2) The Estate of Ken Peak forfeited 40,000 shares during the year ended June 30, 2016

The following table summarizes information regarding stock options granted under the Company's 2010 Plan that were outstanding at June 30, 2017:

			Options Outstanding			Options Exercisable
			Number of	Weighted		Number of	Weighted
			Shares	Average	Weighted	Shares	Average	Weighted
			Under	Remaining	Average	Under	Remaining	Average
Range of Exercise			Outstanding	Contractual	Exercise	Outstanding	Contractual	Exercise
Price			Options	Life	Price	Options	Life	Price
$10.00	-	$10.99	265,000	0.6	$10.00	265,000	0.6	$10.00

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to its former technical consultant, the owner of Avalon. In December 2013, the Company's directors, executives and technical consultant were granted an aggregate of 95,000 shares of restricted stock. All of the restricted stock from both of those grants are fully vested. In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant. In September 2015, the Company granted 85,000 shares to its executives, and in December 2015 the Company granted 40,000 shares to its non-executive directors.   In August 2016, the Company granted 100,000 restricted shares of common stock to its executives, and in November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors.  As of June 30, 2017, there were 198,997 shares of such restricted stock that remained unvested.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual's restricted stock actually vests.

A summary of the Company’s restricted stock as of June 30, 2017 and June 30, 2016 and the change during the years then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2015	59,666	$6.92
Granted	125,000	$4.40
Vested	(82,334)	$6.05
Forfeited	—	$—
Nonvested balance at June 30, 2016	102,332	$4.54
Granted	175,000	$21.29
Vested	(78,335)	$10.22
Forfeited	—	$—
Nonvested balance at June 30, 2017	198,997	$17.03

As of June 30, 2017, the total compensation cost related to nonvested restricted share awards not yet recognized was $2,217,507. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company's exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of June 30, 2017, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2016-2017 assessment year totaled $125,370. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

Royal Gold Royalties. Pursuant to the Royalty Purchase Agreement, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease and certain other properties and an overriding royalty of 2.0% should the Joint Venture Company derive revenues from any additional properties.

12. Income Taxes

	Year Ended June 30,
	2017	2016
Income tax benefit at statutory tax rate	$(992,759)	$(427,076)
State tax benefit	(175,228)	(62,241)
Permanent differences	30,213	70,540
Stock based compensation	(41,218)	—
Valuation allowance	1,178,992	418,777
Income tax provision/(benefit)	$—	$—

The benefit for income taxes for the periods indicated below are comprised of the following:

Year Ended June 30,
	2017	2016
Current:
Federal	$—	$—
State	$—	$—
Deferred:
Federal	$—	$—
State	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2017	2016
Deferred tax asset:
Investment in the Joint Venture Company	$8,747,508	$8,699,117
State deferred tax assets	2,118,225	1,942,992
Stock option expenses	125,855	470,561
Net operating losses	3,260,495	1,960,389
Valuation allowance	(14,252,083)	(13,073,059)
Net deferred tax assets	$—	$—

During fiscal year 2017, we had a change in our valuation allowance of approximately $1.2 million. At June 30, 2017, we have U.S. federal tax loss carry-forwards of approximately $9.3 million. These net operating loss carry-forwards ("NOL") will begin expiring in 2031. Use of NOLs, however, may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2017. The Company experienced an ownership change on March 22, 2013. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

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

On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the Peak Gold Joint Venture Property to Royal Gold. On the same date, the Company terminated its Advisory Agreement with JEX.

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