Form 10-Q
period 2017-09-30
Contango ORE, Inc.
filed 2017-11-08
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 8, 2017 was 5,602,023.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	September 30, 2017	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$4,944,868	$5,191,749
Prepaid expenses and other	170,038	175,791
Total current assets	5,114,906	5,367,540
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$5,114,906	$5,367,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,575	$50,858
Accrued liabilities	105,108	86,561
Total current liabilities	135,683	137,419
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 5,057,419 shares issued and 5,048,351 outstanding at September 30, 2017; 4,930,231 shares issued and 4,921,163 outstanding at June 30, 2017	50,575	49,303
Additional paid-in capital	40,916,705	40,500,239
Treasury shares at cost (9,068 shares at September 30, 2017 and June 30, 2017)	(207,400)	(207,400)
Accumulated deficit	(35,780,657)	(35,112,021)
SHAREHOLDERS’ EQUITY	4,979,223	5,230,121

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,114,906	$5,367,540

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2017	2016
EXPENSES:
General and administrative expense	$668,636	$955,650
Total expenses	668,636	955,650
OTHER EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—
NET LOSS	$(668,636)	$(955,650)
LOSS PER SHARE
Basic and diluted	$(0.14)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	4,930,851	3,993,766

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(668,636)	$(955,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	417,738	628,344
Changes in operating assets and liabilities:
Increase in prepaid expenses	5,753	28,422
Decrease/(increase) in accounts payable and accrued liabilities	(1,736)	184,961
Net cash used in operating activities	(246,881)	(113,923)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(246,881)	(113,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,191,749	1,254,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,944,868	$1,140,566

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock At Cost	Deficit	Equity
Balance at June 30, 2017	4,930,231	$49,303	$40,500,239	$(207,400)	$(35,112,021)	$5,230,121
Stock-based compensation	—	—	417,738	—	—	417,738
Stock warrant exercises	127,188	1,272	(1,272)	—	—	—
Net loss for the period	—	—	—	—	(668,636)	(668,636)
Balance at September 30, 2017	5,057,419	$50,575	$40,916,705	$(207,400)	$(35,780,657)	$4,979,223

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

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the "Tetlin Village Council"); (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. ("Royal Gold"). On September 29, 2014, Juneau Exploration L.P. (“JEX”) sold its 3.0% production royalty to Royal Gold. See Note 9 - Related Party Transactions.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012. If any such properties are placed into commercial production, the Joint Venture Company would be obligated to pay Royal Gold a 2.0% production royalty. On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 9 - Related Party Transactions.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the "Peak Gold Joint Venture Property"), together with other property, to Peak Gold, LLC, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to obtain up to 40% interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. Royal Gold serves as the Manager of the Joint Venture Company and initially manages, directs, and controls operations of the Joint Venture Company. As of September 30, 2017, Royal Gold has contributed approximately $27.2 million to the Joint Venture Company and has earned an interest of 35.8%.

The Company has completed eight years of exploration efforts on the Peak Gold Joint Venture Properties, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. In 2017, three phases of exploration drilling were completed by the Joint Venture Company on the Peak Gold Joint Venture Property. During the quarter ended September 30, 2017, the Joint Venture Company initiated Phase III of the 2017 drilling program, which consisted of exploration drilling in the West Peak, West Peak Extension, 7 O’clock, Forks, and North Peak areas. Phase III was completed in October 2017.

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2017 and June 30, 2017 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2017 or June 30, 2017.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2017 held a 64.2% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of September 30, 2017 and June 30, 2017 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

              Recently Adopted Accounting Pronouncements.  In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  The Company has adopted this standard, and updated our going concern analysis and disclosures accordingly.

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

Recently Issued Accounting Pronouncements.  In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will continue to assess the impact this may have on its consolidated statement of cash flows.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company's consolidated financial statements.

           4. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of September 30, 2017, Royal Gold has contributed approximately $27.2 million to the Joint Venture Company, and earned a cumulative economic interest of approximately 35.8%. Of the $27.2 million, $4.2 million was contributed during the quarter ended September 30, 2017. Therefore, as of September 30, 2017, the Company holds a 64.2% economic interest in the Joint Venture Company. As of June 30, 2017, the Company held a 70.5% economic interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to September 30, 2017:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Loss from equity investment in Peak Gold, LLC	—
Investment in Peak Gold, LLC	—
Investment balance at September 30, 2017	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
ASSETS
Cash and cash equivalents	$787,666	$58,955
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$2,221,552	$1,492,841

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$1,646,071	$1,754,009
TOTAL LIABILITIES	1,646,071	1,754,009
MEMBERS' (DEFICIT) EQUITY	575,481	(261,168)
TOTAL LIABILITIES AND MEMBERS' EQUITY	$2,221,552	$1,492,841

    The Company's share of the Joint Venture Company's results of operations for the three months ended September 30, 2017 was a loss of approximately $2.2 million. The Company's share in the results of operations for the three months ended September 30, 2016 was a loss of approximately $2.9 million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of September 30, 2017 and June 30, 2017, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of approximately $23.3 million and $21.2 million, respectively, exceeded the historical book value of our investment in Peak Gold, LLC, of $1.4 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of September 30, 2017 and June 30, 2017. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to September 30, 2017 are approximately $21.9 million. The following table presents the condensed results of operations for Peak Gold, LLC for the three month periods ended September 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Period from Inception January 8, 2015 to
	September 30, 2017	September 30, 2016	September 30, 2017
EXPENSES:
Exploration expense	$2,842,102	$3,012,330	$23,700,250
General and administrative	521,249	440,363	4,358,155
Total expenses	3,363,351	3,452,693	28,058,405
NET LOSS	$3,363,351	$3,452,693	$28,058,405

5. Prepaid Expenses and other

  The Company has prepaid expenses of $170,038 and $175,791 as of September 30, 2017 and June 30, 2017, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2017			2016
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(668,636)	4,930,851	$(0.14)	$(955,650)	3,993,766	$(0.24)
Diluted Loss per Share:
Net loss attributable to common stock	$(668,636)	4,930,851	$(0.14)	$(955,650)	3,993,766	$(0.24)

 Options and warrants to purchase 585,999 and 845,999 shares of common stock were outstanding as of September 30, 2017 and June 30, 2017, respectively. These options and warrants were not included in the computation of diluted earnings per share for each of the three month periods ended September 30, 2017 and 2016 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of September 30, 2017, we had 5,048,351 shares of common stock outstanding, including 157,330 shares of unvested restricted stock. The Company also has options and warrants to purchase 585,999 shares of common stock outstanding as of September 30, 2017. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between December 2017 and January 2019.  During the quarter ended September 30, 2017, 260,000 warrants were cashless exercised resulting in the issuance of 127,188 shares of common stock to the exercising parties and no proceeds to the Company.

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

8. Formation of Joint Venture Company

On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Company’s Peak Gold Joint Venture Properties, for gold ore and associated minerals prospects.

In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Peak Gold Joint Venture properties near Tok, Alaska, together with other property (the “Contributed Assets”) with a historical book value of $1.4 million and an agreed fair value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “Joint Venture Company LLC Agreement”).

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

The Joint Venture Company's LLC Agreement provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company. From inception through September 30, 2017, Royal Gold has contributed approximately $27.2 million (inclusive of the Royal Gold Initial Contribution of $5 million) to the Joint Venture Company and earned a percentage interest of 35.8%.

The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Peak Gold Joint Venture Properties.

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

10. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of September 30, 2017, there were 157,330 shares of unvested restricted common stock outstanding and options to purchase 265,000 shares of common stock outstanding issued under the 2010 Plan. Stock-based compensation expense for the three months ended September 30, 2017 was $417,738. Stock-based compensation expense for the three months ended September 30, 2016 was $628,344.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual's restricted stock actually vests.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant is fully vested.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant.  All of the restricted stock granted in December 2013 is fully vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of September 30, 2017, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, of which 10,000 shares vested immediately and the remaining two-thirds vested equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. All of the restricted stock granted in January 2015 is fully vested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of September 30, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of September 30, 2017, there were 46,666 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of September 30, 2017, there were 75,000 shares of such restricted stock that remained unvested.

As of September 30, 2017, the total compensation cost related to unvested awards not yet recognized was $1,799,768. The remaining costs will be recognized over the remaining vesting period of the awards.

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

During fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 140,000 stock options resulting in the issuance of 71,454 shares of common stock to the exercising parties and no proceeds to the Company. There were no stock option exercises during the quarter ended September 30, 2017.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of September 30, 2017, the stock options had a weighted-average remaining life of approximately 0.4 years. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

 A summary of the status of stock options granted under the 2010 Plan as of September 30, 2017 and changes during the three months then ended, is presented in the table below:

	Three Months Ended September 30, 2017
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2017	265,000	$10.00
Granted	—	—
Exercised	—	$—
Forfeited	—	—
Outstanding, September 30, 2017	265,000	$10.00
Aggregate intrinsic value	$2,241,450
Exercisable, end of period	265,000	$10.00
Aggregate intrinsic value	$2,241,450
Available for grant, end of period	39,094

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company's exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2017, the Company had paid the Tetlin Village Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, TOK/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2017-2018 assessment year totaled $155,505. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

Royal Gold Royalties. Pursuant to the Royalty Purchase Agreement, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease and certain other properties and an overriding royalty of 2.0% should the Joint Venture Company derive revenues from any additional properties.

 12.  Subsequent Events

On October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applies to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gives the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer will expire on November 10, 2017.  Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.  As of the date of this filing, 83,333 warrants had been exercised resulting in total cash to the Company of approximately $0.8 million.

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement (the "Private Placement") to certain purchasers (the "Purchasers") pursuant to a Stock Purchase Agreement dated as of October 23, 2017 (the "Purchase Agreement"), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC ("Petrie") acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.

The shares sold in the Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers.

  Pursuant to a Registration Rights Agreement dated as of October 23, 2017 (the "Registration Rights Agreement"), by and among the Company and the Purchasers, the Company agreed to file up to two demand registration statements with the Securities and Exchange Commission at any time after one year after the Private Placement but before three years after the Private Placement in order to register the resale of the shares of Common Stock.  In addition, the Registration Rights Agreement granted certain piggyback rights to the Purchasers.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K, for the fiscal year ended June 30, 2017, previously filed with the SEC.

Cautionary Statement about Forward-Looking Statements

  Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	The Company's financial position
•	Business strategy, including outsourcing
•	Meeting Company forecasts and budgets
•	Anticipated capital expenditures
•	Prices of gold and associated minerals
•	Timing and amount of future discoveries (if any) and production of natural resources on our Peak Gold Joint Venture Property
•	Operating costs and other expenses
•	Cash flow and anticipated liquidity
•	Prospect development
•	New governmental laws and regulations

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”), to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of September 30, 2017, the Joint Venture Company leased or controlled over an estimated 849,900 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially contributed $5 million to fund exploration activity of the Joint Venture Company. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of September 30, 2017, Royal Gold has contributed $27.2 million (including its initial $5 million investment) to the Joint Venture Company and earned a 35.8% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the property it controls.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Peak Gold Joint Venture Property") held by the Joint Venture Company as of September 30, 2017:

Property	Location	Commodities	Claims	Estimated Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	131	10,900	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	428	65,900	State Mining Claims
Bush	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
West Fork	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	45	7,200	State Mining Claims
Noah	Eastern Interior	Gold, Copper, Silver	482	75,400	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,182	849,800

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives and directors with those of its stockholders. As of September 30, 2017, the Company's directors and executives beneficially own approximately 15.4% of the Company's common stock. An additional 15.6% of the Company's common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant is fully vested.

In December 2013, the Company's directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant.  All of the restricted stock granted in December 2013 is fully vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of September 30, 2017, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, of which 10,000 shares vested immediately and the remaining two-thirds vested equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. All of the restricted stock granted in January 2015 is fully vested.

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of September 30, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of September 30, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of September 30, 2017, there were 46,666 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of September 30, 2017, there were 75,000 shares of such restricted stock that remained unvested.

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

During fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 140,000 stock options resulting in the issuance of 71,454 shares of common stock to the exercising parties and no proceeds to the Company. There were no stock option exercises during the quarter ended September 30, 2017.

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

The State of Alaska government owns public lands. Mineral resource exploration, development and production are administered primarily by the State Department of Natural Resources. Ownership of the subsurface mineral estate, including alluvial and lode mineral rights, can be acquired by staking a 40 acre or 160 acre mining claim, which right is granted under Alaska Statute Sec. 38.05.185 to 38.05.275, as amended (the “Alaska Mining Law”). The State of Alaska government continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. A mining claim is subject to annual assessment work requirements, the payment of annual rental fees and royalties due to the State of Alaska after commencement of commercial production. Both private fee-land and unpatented mining claims and related rights, including rights to use the surface, are subject to permitting requirements of federal, state, tribal and local governments.

Gold Exploration

The Joint Venture Company controls an estimated 849,800 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.

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

       The Joint Venture Company initiated a calendar 2017 Phase I exploration program consisting of drilling the North Peak target area and testing the True Blue Moon target area which began in February 2017 on the Tetlin Lease with an approved budget of $5.3 million.  The 2017 Phase I program was completed in April.  The Joint Venture Company initiated a 2017 Phase II exploration drilling and reconnaissance program in May, which was completed in July 2017.  The Joint Venture Company initiated Phase III of the 2017 drilling program, which consisted of exploration drilling in the West Peak, West Peak Extension, 7 O’clock, Forks, and North Peak areas. In September 2017, a capital budget of $1.5 million was approved for the 2017 Phase III Drilling Exploration Program.  Phase III was completed in October 2017.  The 2017 Phase I, Phase II, and Phase III programs incurred an aggregate cost through September 30, 2017 of approximately $10.7 million.

From inception to September 30, 2017, the Joint Venture Company has incurred $28.1 million in exploration program expenditures. As of September 30, 2017, Royal Gold had funded a total of $27.2 million (including the initial investment of $5 million) and earned a 35.8% interest in the Joint Venture Company.

The exploration effort on the Tetlin Lease has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Noah and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Peak Gold joint venture project, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Peak Gold joint venture project.

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through 2017, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
	Total	46,126	1,953	5,585	1,255	1,492	263,955	6,457	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2017 Exploration Program - Phase III.   The Phase III exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 2,966 meters (9,731 feet) in 16 holes. The Joint Venture Company spent an estimated $3.2 million, during the September quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Phase III drilling consisted of exploration drilling West Peak and West Peak Extension (1,707 meters), 7 O’clock (203 meters), Forks (729 meters), and North Peak (327).  The 2017 Phase III program was completed October 18, 2017, and statistics represent the full Phase III program.  Assays are pending on ten of the 16 core holes completed during the program.

A total of 363 pan concentrate, 364 stream sediment and 5 grab rock samples were collected over the Noah and southern Eagle claims in July and early August. Results from these efforts were received in the third quarter and revealed three large areas where anomalous Au, As, and Cu were concentrated.  Gold, arsenic and copper in steams sediment samples range up to 377 ppb, 161 ppm and 412 ppm, respectively. Gold, arsenic and copper in pan cons range up to 9,929 ppb, 803 ppm and 206 ppm, respectively.

The map below depicts the location of the core holes drilled during the 2017 Phase III program:

Explanation
Drill collar - 2017 Phase 3
Drill collar - 2017 Phases 1-2
Drill collar - 2015-2016
Drill collar - pre 2015
Road
Forks
17403
17404-17407
North Peak
17354
17353
17352
17357
17356
West Peak Extension
17414
17412
17408
17409
17410-17411
17413
17415
17417
17416
Main Peak
17351
7 O'clock
17402
Discovery
0
70
140
Meters

Significant Drill Intercepts from the 2017 Phase III Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete Phase II of the 2017 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
TET17408	West Peak Ext	78.05	82.01	3.96	1.35	0.039	0.1	0.006
and	West Peak Ext	88.33	93.75	5.42	1.33	0.039	0.3	0.013
TET17408	West Peak Ext	150.08	151.93	1.85	2.50	0.073	1.9	0.021
TET17409	West Peak Ext	113.07	117.54	4.47	0.86	0.025	1.3	0.010
TET17411	West Peak Ext	161.17	162.78	1.61	4.55	0.133	10.0	0.116
TET17412	West Peak Ext	140.19	141.22	1.03	4.79	0.140	2.1	0.018
and	West Peak Ext	148.44	151.19	2.75	0.76	0.022	0.9	0.005

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

Services Provided by Tetlin Village Members

Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Peak Gold Joint Venture project exploration programs. During the Company's exploration programs, there were 10 to 15 Tetlin residents working on the Peak Gold Joint Venture project employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2017, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2017-2018 assessment year, claims rentals totaled $155,505. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2017 held a 64.2% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of September 30, 2017 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Results of Operations

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has not generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue and other than Royal Gold’s contributions in connection with the Transactions, the Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Properties. We do not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Peak Gold Joint Venture Properties fail to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will need to generate significant revenues to achieve profitability and we may never do so.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2017 and 2016 were $668,636 and $955,650, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $417,738 of stock-based compensation expense for the three months ended September 30, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, and September 2015, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $628,344 of stock-based compensation expense for the three months ended September 30, 2016, related to restricted stock granted to our officers and directors in August 2016, December 2015, September 2015, and January 2015

Liquidity

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

As of September 30, 2017, the Company has approximately $4.9 million of cash, cash equivalents, and short term investments.  In September 2017, a capital budget of $1.5 million was approved for the 2017 Phase III Drilling Exploration Program.  Phase III was completed in October 2017.  On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie Partners Securities, LLC acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

                On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of September 30, 2017, Royal Gold had funded approximately $27.2 million (including the initial investment of $5 million) and earned a 35.8% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

Any additional contributions to the Joint Venture Company by Royal Gold to fund the 2017 Phase III Drilling Exploration Program, or otherwise, will bring Royal Gold’s cumulative contributions  closer to $30 million. Once Royal Gold contributes a total of $30 million, it will receive a percentage interest of 40% in the Joint Venture Company.  Pursuant to the Joint Venture Company LLC Agreement, upon the earlier of the investment by Royal Gold of $30 million into the Joint Venture Company or October 31, 2018, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. After such point, if a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  In addition, once Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser.

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

Risk Factors

In addition to the risk factors set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2017, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

There can be no assurance that Royal Gold will continue to fund the Joint Venture Company to continue exploration work.

The Joint Venture Company's LLC Agreement contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. As of September 30, 2017, Royal Gold has funded approximately $27.2 million (including the initial investment of $5 million) and earned a 35.8% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Peak Gold Joint Venture Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

The Joint Venture Company has no assurance of title to its properties.

The Joint Venture Company holds approximately 175,000 acres in the form of State of Alaska unpatented mining claims, for gold ore exploration. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

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

As of September 30, 2017, there were approximately 5.0 million shares of the Company's common stock outstanding, with directors and officers beneficially owning approximately 15.4% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, beneficially owning approximately 15.6% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (6)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (7)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.8	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the Purchasers named therein. (10)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (6)

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (6)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto (7)

101	Interactive Data Files†

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

6.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

7.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 8, 2017	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)