Form 10-Q
period 2017-12-31
Contango ORE, Inc.
filed 2018-01-31
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of January 30, 2018 was 5,975,048.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	December 31, 2017	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$15,821,738	$5,191,749
Prepaid expenses and other	125,560	175,791
Total current assets	15,947,298	5,367,540
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$15,947,298	$5,367,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,116	$50,858
Accrued liabilities	117,808	86,561
Total current liabilities	130,924	137,419
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 5,975,048 shares issued and outstanding at December 31, 2017; 4,930,231 shares issued and 4,921,163 outstanding at June 30, 2017	59,751	49,303
Additional paid-in capital	52,345,624	40,500,239
Treasury shares at cost (0 shares at December 31, 2017 and 9,068 at June 30, 2017)	—	(207,400)
Accumulated deficit	(36,589,001)	(35,112,021)
SHAREHOLDERS’ EQUITY	15,816,374	5,230,121

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,947,298	$5,367,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
EXPENSES:
General and administrative expense	$808,344	$592,142	$1,476,980	$1,547,792
Total expenses	808,344	592,142	1,476,980	1,547,792
OTHER EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—	—	—
NET LOSS	$(808,344)	$(592,142)	$(1,476,980)	$(1,547,792)
LOSS PER SHARE
Basic and diluted	$(0.14)	$(0.13)	$(0.28)	$(0.36)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	5,650,321	4,640,034	5,289,934	4,315,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,476,980)	$(1,547,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	998,117	959,650
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other	50,231	(61,917)
Increase/(decrease) in accounts payable and accrued liabilities	(6,495)	71,681
Net cash used in operating activities	(435,127)	(578,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(171,158)
Cash from warrant exercises and capital raise, net	11,065,116	5,287,500
Net cash provided by financing activities	11,065,116	5,116,342
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	10,629,989	4,537,964
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,191,749	1,254,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,821,738	$5,792,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock At Cost	Deficit	Equity
Balance at June 30, 2017	4,930,231	$49,303	$40,500,239	$(207,400)	$(35,112,021)	$5,230,121
Stock-based compensation	—	—	998,117	—	—	998,117
Restricted shares activity	155,000	1,550	(1,550)	—	—	—
Treasury stock activity	(9,068)	(91)	(207,309)	207,400	—	—
Issuance of common stock	553,672	5,537	10,514,231	—	—	10,519,768
Cost of common stock issuance	—	—	(642,143)	—	—	(642,143)
Stock option exercises	93,026	930	(930)	—	—	—
Stock warrant exercises	252,187	2,522	1,184,969		—	1,187,491
Net loss for the period	—	—	—	—	(1,476,980)	(1,476,980)
Balance at December 31, 2017	5,975,048	$59,751	$52,345,624	$—	$(36,589,001)	$15,816,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company that engages in the exploration in Alaska for gold and associated minerals through a joint venture company, Peak Gold, LLC (the "Joint Venture Company"). The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals. The Company currently has two wholly owned subsidiaries, AU CORE, Inc. and CORE Alaska, LLC. AU CORE, Inc. historically owned unpatented mining claims. Those claims were transferred to the Joint Venture Company in January 2015. CORE participates in the Joint Venture Company through its wholly owned subsidiary, CORE Alaska, LLC.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the "Peak Gold Joint Venture Property"), together with other property, to the Joint Venture Company, a newly formed limited liability company (the “Joint Venture Company”).  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the "JV LLCA") between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to obtain up to 40% interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment will be used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. Royal Gold serves as the Manager of the Joint Venture Company and initially manages, directs, and controls operations of the Joint Venture Company. As of  December 31, 2017, Royal Gold has contributed approximately $29.3 million to the Joint Venture Company and has earned an interest of 39.0%.

The Company has completed eight years of exploration efforts on the Peak Gold Joint Venture Properties, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. In 2017, three phases of exploration drilling were completed by the Joint Venture Company on the Peak Gold Joint Venture Property. During the quarter ended December 31, 2017, the Joint Venture Company completed Phase III of the 2017 drilling program, which consisted of exploration drilling in the West Peak, West Peak Extension, 7 O’clock, Forks, and North Peak areas.

  On November 10, 2017, subsidiaries of Royal Gold and the Company entered into Amendment No. 1 to the JV LLCA, which, among other things, amended the JV LLCA to add certain claims, previously purchased by the Joint Venture Company.  The claims that were added consist of 541 unpatented state of Alaska mining claims over 84,840 acres for the exploration of gold ore and associated minerals (the “New Properties”).  In return for locating the New Properties and incurring all related expenses, the Joint Venture Company granted to a subsidiary of Royal Gold a 3.0% production royalty on (i) the New Properties, (ii) prior to October 31, 2018, any additional properties contributed to the Joint Venture Company, and (iii) subsequent to October 31, 2018, any additional properties contributed to the Joint Venture Company if Royal Gold earns a 40% interest in the Joint Venture Company by October 31, 2018 (all such properties subject to the 3.0% production royalty, “Additional Properties”).

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2017 and June 30, 2017 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  December 31, 2017 or June 30, 2017.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of December 31, 2017.   Due to the Company's full valuation allowance, the changes to the income tax provision as a result of the bill, are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2017 held a 61.0% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in the Joint Venture Company as of December 31, 2017 and June 30, 2017 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

              Recently Adopted Accounting Pronouncements.  In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  The Company has adopted this standard, and updated our going concern analysis and disclosures accordingly.

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

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  December 31, 2017, Royal Gold has contributed approximately $29.3 million to the Joint Venture Company, and earned a cumulative economic interest of approximately 39.0%. Of the $29.3 million, $2.1 million was contributed during the quarter ended December 31, 2017. Therefore, as of  December 31, 2017, the Company holds a 61.0% economic interest in the Joint Venture Company. As of June 30, 2017, the Company held a 70.5% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to December 31, 2017:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Loss from equity investment in Peak Gold, LLC	—
Investment in Peak Gold, LLC	—
Investment balance at December 31, 2017	$—

The following table presents the condensed balance sheet for the Joint Venture Company as of  December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
ASSETS
Cash and cash equivalents	$92,640	$58,955
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$1,526,526	$1,492,841

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and other liabilities	$274,213	$1,754,009
TOTAL LIABILITIES	274,213	1,754,009
MEMBERS' (DEFICIT) EQUITY	1,252,313	(261,168)
TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,526,526	$1,492,841

    The Company's share of the Joint Venture Company's results of operations for the three and six months ended  December 31, 2017 was a loss of approximately $0.9 million and $3.0 million, respectively.  The Company's share in the results of operations for the three and six months ended December 31, 2016 was a loss of approximately $2.1 million and $5.0 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  December 31, 2017 and June 30, 2017, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of approximately $24.2 million and $21.2 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  December 31, 2017 and June 30, 2017. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  December 31, 2017 are approximately $22.8 million. The following table presents the condensed results of operations for Joint Venture Company for the three and six month periods ended  December 31, 2017 and 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period from Inception January 8, 2015 to
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017
EXPENSES:
Exploration expense	$1,186,445	$2,203,430	$4,094,520	$5,233,030	$24,886,695
General and administrative	236,723	395,852	691,999	818,945	4,594,878
Total expenses	1,423,168	2,599,282	4,786,519	6,051,975	29,481,573
NET LOSS	$1,423,168	$2,599,282	$4,786,519	$6,051,975	$29,481,573

5. Prepaid Expenses and other

  The Company has prepaid expenses of $125,560 and $175,791 as of December 31, 2017 and June 30, 2017, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended December 31,
	2017			2016
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(808,344)	5,650,321	$(0.14)	$(592,142)	4,640,034	$(0.13)
Diluted Loss per Share:
Net loss attributable to common stock	$(808,344)	5,650,321	$(0.14)	$(592,142)	4,640,034	$(0.13)

	Six Months Ended December 31,
	2017			2016
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,476,980)	5,289,934	$(0.28)	$(1,547,792)	4,315,444	$(0.36)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,476,980)	5,289,934	$(0.28)	$(1,547,792)	4,315,444	$(0.36)

 Options and warrants to purchase 271,000 and 845,999 shares of common stock were outstanding as of December 31, 2017 and June 30, 2017, respectively. These options and warrants were not included in the computation of diluted earnings per share for each of the three and six month periods ended  December 31, 2017 and 2016 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  December 31, 2017, we had 5,975,048 shares of common stock outstanding, including 298,998 shares of unvested restricted stock. The Company also has options and warrants to purchase 271,000 shares of common stock outstanding as of  December 31, 2017. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  August 2018 and January 2020.

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

On  October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer expired on November 10, 2017.  In conjunction with the offering a total of 124,999 warrants were exercised resulting in total cash to the Company of $1.2 million.  Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

In connection with the exercise offer, the Company entered into a Registration Rights Agreement dated as of November 10, 2017, with each investor who exercised warrants in the offering. The Company agreed to file up to two demand registration statements with the SEC at any time after expiration of the offer but before three years after expiration of the offer in order to register the resale of shares of Common Stock, issued in the offer. In addition, the Registration Rights Agreement granted certain piggyback rights to the investors.

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement (the "Private Placement") to certain purchasers (the "Purchasers") pursuant to a Stock Purchase Agreement dated as of October 23, 2017 (the "Purchase Agreement"), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC ("Petrie") acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  Juneau Exploration L.P., which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, or $250,800, in the Private Placement on the same terms and conditions as all other Purchasers.

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

In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Peak Gold Joint Venture Properties near Tok, Alaska, together with other property (the “Contributed Assets”) with a historical book value of $1.4 million and an agreed fair value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the JV LLCA.

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

The JV LLCA provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company. From inception through  December 31, 2017, Royal Gold has contributed approximately $29.3 million (inclusive of the Royal Gold Initial Contribution of $5 million) to the Joint Venture Company and earned a percentage interest of 39.0%.

The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Peak Gold Joint Venture Properties.  Any additional contributions to the Joint Venture Company by Royal Gold to fund future drilling activities, or otherwise, will bring Royal Gold’s cumulative contributions closer to $30 million.

Both the Company and Royal Gold will have the right to transfer each of their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the JV LLCA. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member will have the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Once Royal Gold has earned a 40% interest in the Joint Venture Company, it will have the additional right to require the Company to sell up to 20% of the Company’s interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell the relevant portion of its percentage interest to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement (the "Private Placement") to certain purchasers (the "Purchasers") pursuant to a Stock Purchase Agreement dated as of October 23, 2017 (the "Purchase Agreement"), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC ("Petrie") acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  JEX, which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, or $250,800, in the Private Placement on the same terms and conditions as all other Purchasers.

10. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of Common Stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2017; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  December 31, 2017, there were 298,998 shares of unvested restricted common stock outstanding and options to purchase 75,000 shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the three and six months ended  December 31, 2017 was $580,379 and $998,117, respectively. Stock-based compensation expense for the three and six months ended  December 31, 2016 was $331,306 and $959,650, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual's restricted stock actually vests.

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

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of  December 31, 2017, there were 9,000 shares of such restricted stock that remained unvested.

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

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of  December 31, 2017, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of  December 31, 2017, all of the restricted stock from this grant was fully vested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of  December 31, 2017, there were 46,666 shares of such restricted stock that remained unvested.

 In  November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of  December 31, 2017, there were 75,000 shares of such restricted stock that remained unvested.

 In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of  December 31, 2017, there were 155,000 shares of such restricted stock that remained unvested.

As of  December 31, 2017, the total compensation cost related to unvested awards not yet recognized was $4,241,890. The remaining costs will be recognized over the remaining vesting period of the awards.  Brad Juneau, the Company's Chairman, President and Chief Executive Officer, nor any of the Company's non-executive directors have ever been paid a salary or cash compensation.

Stock Options. The option awards listed in the table below have been granted to directors, executives and consultants of the Company:

Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (7)	Expiration Date
September 2011 (1)	50,000	$13.13	Vested over two years, beginning with one-third on the grant date.	September 2016
July 2012 (2)	100,000	$10.25	Vested over two years, beginning with one-third on the grant date.	July 2017
December 2012 (3)	250,000	$10.20	Vested over two years, beginning with one-third on the grant date.	December 2017
June 2013 (4)	37,500	$10.00	Vested Immediately	June 2018
July 2013 (5)	5,000	$10.00	Vested Immediately	July 2018
September 2013 (6)	37,500	$10.01	Vested Immediately	September 2018
September 2013 (6)	15,000	$10.01	Vests over two years, beginning with one-third on the grant date.	September 2018

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

(7) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Transactions do not constitute a change of control under the Amended Equity Plan.

During the quarter ended December 31, 2017, the Company's current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.   During the year ended 2017, the Company's current and former executives, directors, and consultants cashless exercised 140,000 stock options resulting in the issuance of 71,454 shares of common stock to the exercising parties and no proceeds to the Company.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of  December 31, 2017, the stock options had a weighted-average remaining life of approximately 0.6 years. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

 A summary of the status of stock options granted under the Amended Equity Plan as of December 31, 2017 and changes during the six months then ended, is presented in the table below:

	Six Months Ended December 31, 2017
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2017	265,000	$10.00
Granted	—	—
Exercised	190,000	$—
Forfeited	—	—
Outstanding, December 31, 2017	75,000	$10.01
Aggregate intrinsic value	$687,300
Exercisable, end of period	75,000	$10.01
Aggregate intrinsic value	$687,300
Available for grant, end of period	384,094

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company's exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2017, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

Royal Gold Royalties. The Joint Venture Company is obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain properties.

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of December 31, 2017, the Joint Venture Company leased or controlled over an estimated 849,900 acres for the exploration of gold ore and associated minerals.

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

Contango Mining acquired an interest in properties from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 3.0% overriding royalty interest in the properties granted to JEX.  JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX.  In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed the Joint Venture Company and contributed to the Joint Venture Company the Peak Gold Joint Venture Property near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the JV LLCA.

Upon Closing, Royal Gold initially contributed $5 million to fund exploration activity of the Joint Venture Company. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of December 31, 2017, Royal Gold has contributed $29.3 million (including its initial $5 million investment) to the Joint Venture Company and earned a 39.0% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the property it controls.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the "Peak Gold Joint Venture Property") held by the Joint Venture Company as of December 31, 2017:

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives and directors with those of its stockholders. As of December 31, 2017, the Company's directors and executives beneficially own approximately 14.9% of the Company's common stock. An additional 13.2% of the Company's common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

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

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of December 31 , 2017, there were 9,000 shares of such restricted stock that remained unvested.

In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors, of which 10,000 shares vested immediately and the remaining two-thirds vested equally over two years. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant which vested immediately. The Compensation Committee also elected to immediately vest all of the stock options and restricted stock previously issued to the former technical consultant. All of the restricted stock granted in January 2015 is fully vested .

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of December 31 , 2017, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of December 31 , 2017, all of the restricted stock from this grant was fully vested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of December 31, 2017, there were 46,666 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of December 31, 2017, there were 75,000 shares of such restricted stock that remained unvested.

In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of December 31, 2017, there were 155,000 shares of such restricted stock that remained unvested.

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

(7) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest. The Company's Compensation Committee has determined that the Transactions do not constitute a change in control under the Amended Equity Plan.

During the quarter ended December 31, 2017, the Company's current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.  During fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 140,000 stock options resulting in the issuance of 71,454 shares of common stock to the exercising parties and no proceeds to the Company.

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

       The Joint Venture Company initiated a calendar 2017 Phase I exploration program consisting of drilling the North Peak target area and testing the True Blue Moon target area which began in February 2017 on the Tetlin Lease with an approved budget of $5.3 million.  The 2017 Phase I program was completed in April.  The Joint Venture Company initiated a 2017 Phase II exploration drilling and reconnaissance program in May, which was completed in July 2017.  The Joint Venture Company initiated Phase III of the 2017 drilling program, which consisted of exploration drilling in the West Peak, West Peak Extension, 7 O’clock, Forks, and North Peak areas in September 2017.  Phase III was completed in October 2017.  The calendar 2017 Phase I, Phase II, and Phase III programs and associated technical work incurred an aggregate cost through December 31, 2017 of approximately $12.2 million.

From inception to December 31, 2017, the Joint Venture Company has incurred $29.5 million in exploration program expenditures. As of December 31, 2017, Royal Gold had funded a total of $29.3 million (including the initial investment of $5 million) and earned a 39.0% interest in the Joint Venture Company.

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

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2017 Exploration Program - Phase III.   The Phase III exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 2,966 meters (9,731 feet) in 16 holes. The Joint Venture Company spent an estimated $4.7 million, during the September and December quarter combined, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Phase III drilling consisted of exploration drilling West Peak and West Peak Extension (1,707 meters), 7 O’clock (203 meters), Forks (729 meters), and North Peak (327).  The 2017 Phase III program was completed October 18, 2017, and statistics represent the full Phase III program.

A total of 363 pan concentrate, 364 stream sediment and 5 grab rock samples were collected over the Noah and southern Eagle claims in July and early August. Results from these efforts were received in the third quarter and revealed three large areas where anomalous gold, arsenic, and copper were concentrated.  Gold, arsenic and copper in steams sediment samples range up to 377 ppb, 161 ppm and 412 ppm, respectively. Gold, arsenic and copper in pan cons range up to 9,929 ppb, 803 ppm and 206 ppm, respectively.

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

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
TET17408	West Peak Ext	78.05	82.01	3.96	1.35	0.039	0.1	0.006
and	West Peak Ext	88.33	93.75	5.42	1.33	0.039	0.3	0.013
TET17408	West Peak Ext	150.08	151.93	1.85	2.50	0.073	1.9	0.021
TET17409	West Peak Ext	113.07	117.54	4.47	0.86	0.025	1.3	0.010
TET17411	West Peak Ext	161.17	162.78	1.61	4.55	0.133	10.0	0.116
TET17412	West Peak Ext	140.19	141.22	1.03	4.79	0.140	2.1	0.018
and	West Peak Ext	148.44	151.19	2.75	0.76	0.022	0.9	0.005
TET17412	West Peak Ext	156.50	157.44	0.94	1.61	0.047	0.0	0.010
TET17413	West Peak Ext	140.50	142.57	2.07	1.68	0.049	2.97	0.082
TET17415	West Peak Ext	201.73	202.98	1.25	2.95	0.086	12.3	0.004

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

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
TET17351	Main Peak	16.30	18.55	2.25	1.88	0.055	1.0	0.025
TET17353	True Blue Moon	91.97	93.73	1.76	9.15	0.267	2.0	0.375
Including	True Blue Moon	91.97	92.14	0.17	81.60	2.380	2.4	0.249
TET17357	True Blue Moon	56.43	61.77	5.34	0.87	0.025	1.5	0.249
TET17360	North Peak	24.27	26.67	2.40	0.63	0.044	2.4	0.137
TET17362	New Moon	66.01	68.58	2.57	1.03	0.030	2.6	0.084
TET17363	New Moon	39.48	41.76	2.28	1.78	0.052	0.0	0.016
and	New Moon	213.59	215.31	1.72	0.95	0.028	1.1	0.017
TET17367	Discovery	44.65	45.11	0.46	4.33	0.126	6.1	0.069
and	Discovery	182.06	183.80	1.74	1.11	0.032	1.9	0.102
and	Discovery	253.68	257.10	3.42	1.28	0.037	1.0	0.052
and	Discovery	313.34	315.15	1.81	1.44	0.042	1.6	0.121
TET17368	West Peak Ext	117.15	118.00	0.85	2.70	0.079	17.7	0.063
and	West Peak Ext	123.75	126.70	2.95	0.70	0.020	2.9	0.073
and	West Peak Ext	142.35	147.22	4.87	0.76	0.022	1.2	0.021
and	West Peak Ext	175.41	178.11	2.70	1.14	0.033	0.7	0.020
TET17369	West Peak Ext	172.82	186.91	14.09	2.75	0.080	3.1	0.101
Including	West Peak Ext	172.82	173.79	0.97	9.57	0.279	4.7	0.022
and	West Peak Ext	174.94	176.17	1.23	9.51	0.277	5.1	0.206
TET17370	Discovery	100.30	103.03	2.73	0.66	0.019	2.4	0.058
and	Discovery	166.73	167.73	1.00	6.30	0.184	1.3	0.041
and	Discovery	221.36	223.04	1.68	0.93	0.027	0.0	0.002
TET17371	West Peak Ext	196.94	199.75	2.81	0.74	0.022	3.2	0.075
TET17372	Discovery	292.78	298.19	5.41	0.58	0.017	1.7	0.047
and	Discovery	304.01	305.65	1.64	1.87	0.055	1.8	0.077
TET17375	Seven o'clock	218.14	219.54	1.40	13.20	0.385	24.7	0.594
TET17377	Seven o'clock	246.66	249.10	2.44	4.25	0.124	59.6	0.540
TET17379	West Peak Ext	103.24	111.40	8.16	5.22	0.152	0.7	0.010
Including	West Peak Ext	108.36	109.14	0.78	18.20	0.531	1.5	0.025
and	West Peak Ext	116.60	145.70	29.10	2.53	0.074	0.6	0.030
Including	West Peak Ext	143.16	143.86	0.70	8.93	0.260	2.4	0.091
TET17381	West Peak Ext	135.90	138.17	2.27	1.27	0.037	1.7	0.012
TET17385	West Peak Ext	154.53	160.07	5.54	2.06	0.060	80.5	0.278
TET17388	West Peak Ext	6.71	12.48	5.77	0.67	0.020	0.8	0.162
and	West Peak Ext	20.47	22.08	1.61	2.59	0.076	0.0	0.080
and	West Peak Ext	127.56	133.50	5.94	0.55	0.016	0.4	0.013
and	West Peak Ext	151.66	166.73	15.07	1.66	0.048	1.3	0.027
TET17389	West Peak Ext	162.60	166.12	3.52	0.66	0.019	2.1	0.042
TET17390	West Peak Ext	57.15	60.33	3.18	1.92	0.056	1.6	0.258
and	West Peak Ext	206.96	213.17	6.21	1.31	0.038	0.8	0.031
and	West Peak Ext	264.99	266.49	1.50	6.31	0.184	0.0	0.004
TET17393	Main Peak	2.13	20.51	18.38	3.22	0.094	2.0	0.082
Including	Main Peak	3.96	5.18	1.22	10.60	0.309	2.1	0.073
and	Main Peak	19.04	19.51	0.47	15.10	0.440	8.6	0.205
TET17393	Main Peak	27.98	71.82	43.84	6.93	0.202	1.9	0.057
Including	Main Peak	39.06	40.08	1.02	92.70	2.704	33.9	0.127
and	Main Peak	50.06	52.00	1.94	19.70	0.575	2.2	0.088
TET17393	Main Peak	78.33	102.72	24.39	2.29	0.067	1.1	0.010
Including	Main Peak	82.75	83.54	0.79	8.75	0.255	1.5	0.019
and	Main Peak	93.57	94.38	0.81	11.40	0.333	6.5	0.014
TET17393	Main Peak	111.86	134.99	23.13	12.56	0.366	9.0	0.086
Including	Main Peak	127.91	128.83	0.92	48.70	1.420	25.7	0.131
and	Main Peak	133.20	134.99	1.79	71.20	2.077	15.9	0.157
TET17395	Main Peak	34.11	36.15	2.04	4.55	0.133	0.0	0.031
and	Main Peak	51.80	55.13	3.33	0.90	0.026	3.6	0.141
and	Main Peak	62.55	73.59	11.04	4.72	0.138	5.7	0.147
TET17395	Main Peak	78.51	219.37	140.86	13.27	0.387	42.6	0.609
Including	Main Peak	116.62	118.70	2.08	49.20	1.435	94.7	0.997
and	Main Peak	118.70	120.25	1.55	93.40	2.724	175.0	1.830
and	Main Peak	155.39	158.37	2.98	44.30	1.292	78.0	1.180
TET17396	Waterpump	33.77	35.55	1.78	1.07	0.031	2.3	0.264
TET17397	Main Peak	23.47	47.89	24.42	12.42	0.362	7.8	0.236
Including	Main Peak	24.89	25.62	0.73	71.60	2.088	14.8	0.137
and	Main Peak	30.14	32.29	2.15	49.50	1.444	8.0	0.283
and	Main Peak	32.29	32.65	0.36	40.80	1.190	24.4	0.907
TET17397	Main Peak	56.87	94.03	37.16	1.70	0.050	4.2	0.093
Including	Main Peak	61.80	63.55	1.75	7.02	0.205	20.3	0.148
and	Main Peak	66.14	67.24	1.10	10.20	0.298	8.6	0.280
TET17397	Main Peak	99.44	165.21	65.77	20.14	0.587	8.8	0.260
Including	Main Peak	124.66	124.94	0.28	162.70	4.745	23.8	0.613
and	Main Peak	124.94	125.75	0.81	68.00	1.983	11.4	0.237
and	Main Peak	148.44	149.12	0.68	57.00	1.663	31.0	1.000

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

Community Affairs

 In April 2015, the Joint Venture Company entered into a Community Support Agreement with the Tetlin Village for a one year period, which has been extended for an additional two year period under the same terms. Under the extended agreement the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018.   The agreement was extended a second time for an additional two year period under the same terms.  Under the second extension, the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of December 31, 2017, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, Additional Properties and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from other properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2017-2018 assessment year, claims rentals totaled $155,505. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2017 held a 61.0% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in the Joint Venture Company as of December 31, 2017 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2017 and 2016 were $808,344 and $592,142, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $580,379 of stock-based compensation expense for the three months ended December 31, 2017, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $331,306 of stock-based compensation expense for the three months ended December 31, 2016, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2017 and 2016 were $1,476,980 and $1,547,792 respectively.  Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $998,117 of stock-based compensation expense for the six months ended December 31, 2017, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014 all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $959,650 of stock-based compensation expense for the six months ended December 31, 2016, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014.

Liquidity

Prior to the Closing, the Company's primary cash requirements were for exploration-related expenses.  Since the Closing, the Company's primary cash requirements have been for general and administrative expenses.  The Company's sources of cash have been from common stock offerings. The Peak Gold Joint Venture Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Peak Gold Joint Venture Property.  In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million.  On October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer expired on November 10, 2017.  In conjunction with the offering a total of 124,999 warrants were exercised resulting in total cash to the Company of $1.2 million.  Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

As of December 31, 2017, the Company has approximately $15.8 million of cash, cash equivalents, and short term investments.  In September 2017, a capital budget of $1.5 million was approved for the 2017 Phase III Drilling Exploration Program.  Phase III was completed in October 2017.  On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each Purchaser.  Brad Juneau, the Company's President and Chief Executive Officer, purchased 13,200 shares of Common Stock, at an aggregate purchase price of $250,800, in the Private Placement on the same terms and conditions as all other Purchasers.  The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

                On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of December 31, 2017, Royal Gold had funded approximately $29.3 million (including the initial investment of $5 million) and earned a 39.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

  Any additional contributions to the Joint Venture Company by Royal Gold to fund future drilling programs, or otherwise, will bring Royal Gold’s cumulative contributions  closer to $30 million. Once Royal Gold contributes a total of $30 million, it will receive a percentage interest of 40% in the Joint Venture Company.  Pursuant to the JV LLCA, upon the earlier of the investment by Royal Gold of $30 million into the Joint Venture Company or October 31, 2018, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. After such point, if a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  In addition, once Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser.

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

Risk Factors

In addition to the risk factors set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2017 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

There can be no assurance that Royal Gold will continue to fund the Joint Venture Company to continue exploration work.

The JV LLCA contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. As of December 31, 2017, Royal Gold has funded approximately $29.3 million (including the initial investment of $5 million) and earned a 39.0% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Peak Gold Joint Venture Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

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

As of December 31, 2017, there were approximately 6.0 million shares of the Company's common stock outstanding, with directors and officers beneficially owning approximately 14.9% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, beneficially owning approximately 13.2% of our common stock. Since the Company's common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (6)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (7)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015 between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.8	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the Purchasers named therein. (10)

4.9	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.(11)

4.10	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the Purchasers named therein.(12)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (5)

10.3*	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.(12)

10.4	Amendment No. 1 to the Limited Liability Company Agreement, dated as of November 10, 2017 between Core Alaska, LLC and Royal Alaska, LLC†

10.5	Stock Purchase Agreement, dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.(11)

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013 (6)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholders thereto.(7)

101	Interactive Data Files†

†	Filed herewith.

*	Management contract or compensatory plan or agreement.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

6.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

7.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2016.

11.	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017

12.	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: January 30, 2018	By:	/s/ BRAD JUNEAU
Brad Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 30, 2018	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)