Form 10-Q
period 2018-03-31
Contango ORE, Inc.
filed 2018-05-10
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-35770

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	27-3431051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 925 HOUSTON, TEXAS 77098
(Address of principal executive offices) (Zip code)

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 10, 2018 was 6,147,612.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	March 31, 2018	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$16,645,409	$5,191,749
Prepaid expenses and other	188,784	175,791
Total current assets	16,834,193	5,367,540
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$16,834,193	$5,367,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,496	$50,858
Accrued liabilities	46,610	86,561
Total current liabilities	57,106	137,419
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,127,784 shares issued and outstanding at March 31, 2018; 4,930,231 shares issued and 4,921,163 outstanding at June 30, 2017	61,279	49,303
Additional paid-in capital	54,211,091	40,500,239
Treasury shares at cost (0 shares at March 31, 2018 and 9,068 at June 30, 2017)	—	(207,400)
Accumulated deficit	(37,495,283)	(35,112,021)
SHAREHOLDERS’ EQUITY	16,777,087	5,230,121

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,834,193	$5,367,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
EXPENSES:
General and administrative expense	$906,282	$516,929	$2,383,262	$2,064,721
Total expenses	906,282	516,929	2,383,262	2,064,721
OTHER EXPENSE
Loss from equity investment in Peak Gold, LLC (Note 4)	—	—	—	—
NET LOSS	$(906,282)	$(516,929)	$(2,383,262)	$(2,064,721)
LOSS PER SHARE
Basic and diluted	$(0.15)	$(0.11)	$(0.43)	$(0.46)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,000,946	4,903,766	5,523,810	4,509,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,383,262)	$(2,064,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,730,112	1,372,656
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(12,993)	(19,950)
Decrease in accounts payable and accrued liabilities	(80,313)	(10,875)
Net cash used in operating activities	(746,456)	(722,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(171,158)
Cash from warrant exercises and capital raise, net	12,200,116	5,287,500
Net cash provided by financing activities	12,200,116	5,116,342
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,453,660	4,393,452
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,191,749	1,254,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,645,409	$5,647,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock At Cost	Deficit	Equity
Balance at June 30, 2017	4,930,231	$49,303	$40,500,239	$(207,400)	$(35,112,021)	$5,230,121
Stock-based compensation	—	—	1,730,112	—	—	1,730,112
Restricted shares activity	155,000	1,550	(1,550)	—	—	—
Treasury stock activity	(9,068)	(91)	(207,309)	207,400	—	—
Issuance of common stock	553,672	5,537	10,514,231	—	—	10,519,768
Cost of common stock issuance	—	—	(642,143)	—	—	(642,143)
Stock option exercises	93,026	930	(930)	—	—	—
Stock warrant exercises	404,923	4,049	2,318,442	—	—	2,322,491
Net loss for the period	—	—	—	—	(2,383,262)	(2,383,262)
Balance at March 31, 2018	6,127,784	$61,279	$54,211,091	$—	$(37,495,283)	$16,777,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company that engages in the exploration in Alaska for gold and associated minerals through a joint venture company, Peak Gold, LLC (the “Joint Venture Company”). The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals. The Company currently has two wholly owned subsidiaries, AU CORE, Inc. and CORE Alaska, LLC. AU CORE, Inc. historically owned unpatented mining claims. Those claims were transferred to the Joint Venture Company in January 2015. CORE participates in the Joint Venture Company through its wholly owned subsidiary, CORE Alaska, LLC.

The Company is still in an exploration stage.  The Company’s fiscal year end is June 30.

On November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly-owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned its properties and certain other assets and liabilities to Contango. Contango contributed the properties and $3.5 million of cash to the Company, in exchange for approximately 1.6 million shares of the Company’s common stock, which were distributed to Contango’s shareholders of record. The above transactions occurred among companies under common control and were accounted for as transactions among entities under common control, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” whereby the acquired assets and liabilities were recognized in the financial statements at their carrying amounts.

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Village Council”); and (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. (“Royal Gold”). On September 29, 2014, Juneau Exploration L.P. (“JEX”) sold its 3.0% production royalty to Royal Gold. See Note 9 - Related Party Transactions.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012.  On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 9 - Related Party Transactions.  If any properties acquired after July 1, 2012 are placed into commercial production, the Joint Venture Company would be obligated to pay Royal Gold a 2.0% production royalty.

On September 29, 2014, the Company entered into a Master Agreement (the “Master Agreement”) with Royal Gold, pursuant to which the parties agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of the Peak Gold Joint Venture Property, prospective for gold ore and associated minerals (the “Transactions”). The Transactions closed on January 8, 2015 (the “Closing”).

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold has the option to obtain up to 40% interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018. The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. As of  March 31, 2018, Royal Gold has contributed approximately $29.7 million to the Joint Venture Company and has earned an interest of 39.6%.

The Company has completed eight years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. In 2017, three phases of exploration drilling were completed by the Joint Venture Company on the Peak Gold Joint Venture Property. During the quarter ended March 31, 2018, the Joint Venture Company approved an exploration budget for calendar 2018 of $9.1 million.

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

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

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

Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each option award is estimated as of the date of grant using the Black-Scholes option-pricing model.  The fair value of each restricted stock award is equal to the Company’s stock price on the date the award is granted.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2018 and June 30, 2017 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  March 31, 2018 or June 30, 2017.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of March 31, 2018.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2018 held a 60.4% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of March 31, 2018 and June 30, 2017 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Recently Issued Accounting Pronouncements.  In August 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU“) No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will continue to assess the impact this may have on its consolidated statement of cash flows.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  March 31, 2018, Royal Gold has contributed approximately $29.7 million to the Joint Venture Company, and earned a cumulative economic interest of approximately 39.6%. Of the $29.7 million, $0.4 million was contributed during the quarter ended March 31, 2018. Therefore, as of  March 31, 2018, the Company holds a 60.4% economic interest in the Joint Venture Company. As of June 30, 2017, the Company held a 70.5% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to March 31, 2018:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Loss from equity investment in Peak Gold, LLC	—
Investment in Peak Gold, LLC	—
Investment balance at March 31, 2018	$—

The following table presents the condensed balance sheet for the Joint Venture Company as of  March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
ASSETS
Cash and cash equivalents	$179,109	$58,955
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$1,612,995	$1,492,841

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$526,955	$1,754,009
TOTAL LIABILITIES	526,955	1,754,009
MEMBERS’ (DEFICIT) EQUITY	1,086,040	(261,168)
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,612,995	$1,492,841

    The Company’s share of the Joint Venture Company’s results of operations for the three and nine months ended  March 31, 2018 was a loss of approximately $0.3 million and $3.4 million, respectively.  The Company’s share in the results of operations for the three and nine months ended March 31, 2017 was a loss of approximately $2.1 million and $7.1 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  March 31, 2018 and June 30, 2017, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $24.5 million and $21.2 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  March 31, 2018 and June 30, 2017. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of the initial investment which was $1.4 million. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  March 31, 2018 are approximately $23.1 million. The following table presents the condensed results of operations for Joint Venture Company for the three- and nine-month periods ended  March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from Inception January 8, 2015 to
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017	March 31, 2018
EXPENSES:
Exploration expense	$356,092	$2,358,681	$4,450,614	$7,591,712	$25,308,762
General and administrative	207,352	420,157	902,178	1,239,101	4,739,084
Total expenses	563,444	2,778,838	5,352,792	8,830,813	30,047,846
NET LOSS	$563,444	$2,778,838	$5,352,792	$8,830,813	$30,047,846

5. Prepaid Expenses and other

  The Company has prepaid expenses of $188,784 and $175,791 as of March 31, 2018 and June 30, 2017, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2018			2017
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(906,282)	6,000,946	$(0.15)	$(516,929)	4,903,766	$(0.11)
Diluted Loss per Share:
Net loss attributable to common stock	$(906,282)	6,000,946	$(0.15)	$(516,929)	4,903,766	$(0.11)

	Nine Months Ended March 31,
	2018			2017
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,383,262)	5,523,810	$(0.43)	$(2,064,721)	4,509,950	$(0.46)
Diluted Loss per Share:
Net loss attributable to common stock	$(2,383,262)	5,523,810	$(0.43)	$(2,064,721)	4,509,950	$(0.46)

 Options and warrants to purchase 75,000 and 845,999 shares of common stock were outstanding as of March 31, 2018 and June 30, 2017, respectively. These options and warrants were not included in the computation of diluted earnings per share for each of the three- and nine-month periods ended  March 31, 2018 and 2017 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  March 31, 2018, we had 6,127,784 shares of common stock outstanding, including 298,998 shares of unvested restricted stock. The Company also has options and warrants to purchase 75,000 shares of common stock outstanding as of  March 31, 2018. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  August 2018 and January 2020.

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

During the quarter ended March 31, 2018, 196,000 warrants were exercised resulting in the issuance of 152,376 shares of common stock and total cash to the Company of $1.1 million.  All of the outstanding warrants have been exercised.

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement (the “Private Placement”) to certain purchasers (the “Purchasers”) pursuant to a Stock Purchase Agreement dated as of October 23, 2017 (the “Purchase Agreement”), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC (“Petrie”) acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  Juneau Exploration L.P., which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

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

  Pursuant to a Registration Rights Agreement dated as of October 23, 2017 (the “Registration Rights Agreement”), by and among the Company and the Purchasers, the Company agreed to file up to two demand registration statements with the Securities and Exchange Commission at any time after one year after the Private Placement but before three years after the Private Placement in order to register the resale of the shares of Common Stock.  In addition, the Registration Rights Agreement granted certain piggyback rights to the Purchasers.

 Rights Plan

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, September 29, 2014, December 18, 2014,  November 11, 2015, and April 22, 2018 (see Note 12 - Subsequent Events). On April 22, 2018, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into an Amendment No. 5 (the “Amendment”) to the Rights Plan.  The Amendment, among other things, amends the Rights Plan to (i) extend the term of the Rights Agreement for one year until December 19, 2019; and (ii) decrease the stock ownership threshold at which the rights become exercisable from twenty-three percent (23%) to fifteen percent (15%), the original percentage when the Rights Plan was adopted in 2012.  The Amendment also provides for certain other conforming and technical amendments to the terms and provisions of the Rights Plan.  The Company has engaged advisors to assist in determining the strategic direction of the Company and its alternatives.

Under the terms of the amended Rights Plan, each right (a “Right”) will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock if a person, or group, acquires beneficial ownership of 15% or more of the Company’s common stock.  Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not receive certificates for the Rights, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights are scheduled to expire on December 19, 2019.

8. Formation of Joint Venture Company

On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Peak Gold Joint Venture Property, for gold ore and associated minerals prospects.

In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Peak Gold Joint Venture Property near Tok, Alaska, together with other property (the “Contributed Assets”) with a historical book value of $1.4 million and an agreed fair value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the JV LLCA.

Royal Gold serves as manager of the Joint Venture Company (“the Manager”) and will initially manage, direct, and control the operations of the Joint Venture Company.

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

At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5 million (the “Royal Gold Initial Contribution”). The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%. In addition, as part of the Closing, Royal Gold paid the Company $750,000, which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions and is included as an expense reimbursement on our consolidated statements of operations.

The JV LLCA provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. If Royal Gold funds its full $30 million investment by October 31, 2018, it will receive a percentage interest of 40% in the Joint Venture Company, and the Company will retain a percentage interest of 60% in the Joint Venture Company. From inception through  March 31, 2018, Royal Gold has contributed approximately $29.7 million (inclusive of the Royal Gold Initial Contribution of $5 million) to the Joint Venture Company and earned a percentage interest of 39.6%.

The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Peak Gold Joint Venture Properties.  Any additional contributions to the Joint Venture Company by Royal Gold to fund future drilling activities, or otherwise, will bring Royal Gold’s cumulative contributions over the $30 million threshold, therefore entitling Royal Gold to a 40% interest in the Joint Venture Company.

Both the Company and Royal Gold will have the right to transfer each of their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the JV LLCA. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member will have the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the Company’s interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell the relevant portion of its percentage interest to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

The Joint Venture Company is a variable interest entity as defined by FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company is not the primary beneficiary since it does not currently have the power to direct the activities of the Joint Venture Company. The Company’s ownership interest in the Joint Venture Company is therefore accounted under the equity method.

      9. Related Party Transactions

Mr. Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, is also the sole manager of JEX, a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining other properties and initially engaged Avalon Development Corporation (“Avalon”) to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in such properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the properties transferred.

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

In September 2016, the Company and JEX entered into a Management Services Agreement effective October 1, 2016. Under the Management Services Agreement, JEX will manage the business and affairs of the Company and its interest in the Joint Venture Company, subject to the direction of the Board, including corporate finance, accounting, budget, SEC reporting, risk management, operations and stockholder relation functions of the Company for an initial term of one year, and thereafter on a monthly basis, for a monthly fee of $32,000 which includes an allocation of approximately $6,900 for office space and equipment. No part of the fee will be allocated for compensation of Brad Juneau who will be compensated separately as determined by the independent Directors of the Company. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. In addition, executives of JEX may be granted restricted stock, stock options or other forms of compensation by the independent Directors of the Company. The Company has adopted this management and compensation program because employees of JEX have historically spent significant time and effort in managing and administering the affairs of the Company. While the Company remains a small exploratory stage entity whose shares are publicly traded, the successful drilling program of the Joint Venture Company has required a significant additional allocation of time and effort to the business and affairs of the Company by the three part time executives, two of whom are officers of the Company. The amount of time and expertise required to effectively manage and administer the business and affairs of the Company will continue to be monitored by the Board for necessary adjustments or modifications depending upon the amount of time required to be spent on the business and affairs of the Company by the executives and the progress of the Joint Venture Company in its exploratory programs in Alaska.

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement (the “Private Placement”) to certain purchasers (the “Purchasers”) pursuant to a Stock Purchase Agreement dated as of October 23, 2017 (the “Purchase Agreement”), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC (“Petrie”) acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  JEX, which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

      On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding common stock at a price of $26 per share, subject to certain adjustments. Royal Gold is the parent company of Royal Alaska LLC, CORE’s joint venture partner in the Joint Venture Company. See Note 12 - Subsequent Events.

10. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of Common Stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  March 31, 2018, there were 298,998 shares of unvested restricted common stock outstanding and options to purchase 75,000 shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the three and nine months ended  March 31, 2018 was $731,995 and $1,730,112, respectively. Stock-based compensation expense for the three and nine months ended  March 31, 2017 was $413,006 and $1,372,656, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant is fully vested.

In December 2013, the Company’s directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant.  All of the restricted stock granted in December 2013 is fully vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of  March 31, 2018, there were 9,000 shares of such restricted stock that remained unvested.

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

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of  March 31, 2018, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of  March 31, 2018, all of the restricted stock from this grant was fully vested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of  March 31, 2018, there were 46,666 shares of such restricted stock that remained unvested.

 In  November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of  March 31, 2018, there were 75,000 shares of such restricted stock that remained unvested.

 In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of  March 31, 2018, there were 155,000 shares of such restricted stock that remained unvested.

As of  March 31, 2018, the total compensation cost related to unvested awards not yet recognized was $3,509,896. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

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

(7) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest. The Company’s Compensation Committee has determined that the Transactions do not constitute a change of control under the Amended Equity Plan.

There were no stock option exercises during the quarters ended March 31, 2018 or March 31, 2017.  Two former employees exercised 30,000 stock options on April 26, 2018 (see Note 12 - Subsequent Events).  During the nine month period ended March 31, 2018, the Company’s current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of  March 31, 2018, the stock options had a weighted-average remaining life of approximately 0.4 years. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

 A summary of the status of stock options granted under the Amended Equity Plan as of March 31, 2018 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended March 31, 2018
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2017	265,000	$10.00
Granted	—	—
Exercised	190,000	$—
Forfeited	—	—
Outstanding, March 31, 2018	75,000	$10.01
Aggregate intrinsic value	$682,050
Exercisable, end of period	75,000	$10.01
Aggregate intrinsic value	$682,050
Available for grant, end of period	384,094

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

Royal Gold Royalties. The Joint Venture Company is obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain properties.

12.  Subsequent Events

          On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing shareholder of 13.6% of the Company’s outstanding common stock at a price of $26 per share, subject to certain adjustments. Royal Gold is the parent company of Royal Alaska LLC, CORE’s joint venture partner in the Joint Venture Company.

          On April 22, 2018, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into an Amendment No. 5 (the “Amendment”) to the Company’s Rights Agreement, dated as of December 20, 2012, by and between the Company and the Rights Agent (as amended to date, the “Rights Agreement”).  The Amendment, among other things, amends the Rights Agreement to (i) extend the term of the Rights Agreement for one year until December 19, 2019; and (ii) decrease the stock ownership threshold at which the rights become exercisable from twenty-three percent (23%) to fifteen percent (15%), the original percentage when the Rights Agreement was adopted in 2012.  The Amendment also provides for certain other conforming and technical amendments to the terms and provisions of the Rights Agreement.  The Company has engaged advisors to assist in determining the strategic direction of the Company and its alternatives.

          On April 26, 2018 two former employees cashless exercised 30,000 stock options which resulted in the issuance of 19,828 shares to the exercising parties and no proceeds to the Company.

          Additionally, on April 26, 2018 Royal Gold funded an additional $313,890 to the Joint Venture Company to bring its total contributions to $30.0 million, and its ownership percentage to 40%.  Now that Royal Gold has funded $30 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced.  In addition, Royal Gold now also has the right to require the Company to sell up to 20% of the Company's interest in the Joint Venture Company in a sale of Royal Gold's entire 40% to a bona fide third party purchaser.

Available Information

  General information about the Company can be found on the Company’s website at www.contangoore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2017, previously filed with the SEC.

Cautionary Statement about Forward-Looking Statements

  Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on our Peak Gold Joint Venture Property;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	Prospect development; and
•	New governmental laws and regulations;

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of our industry; and
•	Risks related to title to properties.

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of March 31, 2018, the Joint Venture Company leased or controlled over an estimated 849,900 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially contributed $5 million to fund exploration activity of the Joint Venture Company. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of March 31, 2018, Royal Gold had contributed $29.7 million (including its initial $5 million investment) to the Joint Venture Company and earned a 39.6% interest in the Joint Venture Company. On April 26, 2018 Royal Gold funded an additional $313,890 to the Joint Venture Company to bring its total contributions to $30.0 million, and its ownership percentage to 40%.  Now that Royal Gold has funded $30 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced.  The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the property it controls.

Properties

  Since 2009, the Company’s primary focus has been the exploration of a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) and almost all of the Company’s resources have been directed to that end. All significant work presently conducted by the Company has been directed at exploration of the Tetlin Lease and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Lease or any of the Company’s other properties as defined by the Securities and Exchange Commission (“SEC”) Industry Guide 7.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of March 31, 2018:

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of March 31, 2018, the Company’s directors and executives beneficially own approximately 14.6% of the Company’s common stock. An additional 12.9% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant is fully vested.

In December 2013, the Company’s directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock was set to vest over two years, beginning with one-third vesting on the date of grant.  All of the restricted stock granted in December 2013 is fully vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of March 31, 2018, there were 9,000 shares of such restricted stock that remained unvested.

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

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of March 31, 2018, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. All of the restricted stock granted in December 2015 is fully vested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of March 31, 2018, there were 46,666 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of March 31, 2018, there were 75,000 shares of such restricted stock that remained unvested.

In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of March 31, 2018, there were 155,000 shares of such restricted stock that remained unvested.

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

(7) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest. The Company’s Compensation Committee has determined that the Transactions do not constitute a change in control under the Amended Equity Plan.

There were no stock option exercises during the quarters ended March 31, 2018 or March 31, 2017.  Two former employees exercised 30,000 stock options on April 26, 2018 (see Note 12 - Subsequent Events).  During the nine month period ended March 31, 2018, the Company’s current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.

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

     The Joint Venture Management Committee has approved a budget for calendar year 2018 of $9.1 million, of which the Company’s share will be approximately $5.1 million.  During the quarter ended March 31, 2018, the Joint Venture Company spent approximately $0.6 million of the approved budget. The budget includes an extensive 74 line kilometers of ground geophysics program utilizing both Induced Polarization (IP) and Titan EM techniques.  Surveys will be carried out on targets within an 8-kilometer radius of Main Peak to identify targets similar to Main and North Peak.  Titan EM surveys will be carried out on three targets identified from airborne magnetics surveys as porphyry type signatures.  The program will drill test a number of targets within an 8 kilometer radius of the Main Peak deposit and have budgeted 6,900 meters of drilling.  In addition to the exploration work, engineering studies are being prepared along with metallurgical testing to support the preparation of a Preliminary Economic Assessment.

From inception to March 31, 2018, the Joint Venture Company has incurred $29.5 million in exploration program expenditures. As of March 31, 2018, Royal Gold had funded a total of $29.7 million (including the initial investment of $5 million) and earned a 39.6% interest in the Joint Venture Company.  On April 26, 2018 Royal Gold funded an additional $313,890 to the Joint Venture Company to bring its total contributions to approximately $30 million, and its ownership percentage to approximately 40%.

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

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2017 Exploration Program - Phase III.   The Phase III exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 2,966 meters (9,731 feet) in 16 holes. The Joint Venture Company spent an estimated $4.7 million, during the quarters ended September and December, 2017 combined, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Phase III drilling consisted of exploration drilling West Peak and West Peak Extension (1,707 meters), 7 O’clock (203 meters), Forks (729 meters), and North Peak (327).  The 2017 Phase III program was completed October 18, 2017, and statistics represent the full Phase III program.

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

2017 Exploration Program - Phase II.   The Phase II exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 9,761 meters (32,038 feet) in 44 holes. The Joint Venture Company spent an estimated $4.7 million, during the quarter ended June 30, 2017, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling, through the end of July, consisted of exploration drilling West Peak (461 meters), West Peak Extension (2,603 meters) Discovery (1,034 meters), 7 O’clock (1,443 meters), New Moon (1,398 meters), Waterpump (1,161 meters), Main Peak (570 meters) and North Peak (1,095).  Soils auger sampling and IP geophysical surveys were conducted in the Chief Danny area. Stream sediment and pan concentrate samples were collected across the Noah group of claims.  The 2017 Phase II program was completed July 31, 2017, and statistics represent the full Phase II program.

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

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
TET17351	Main Peak	16.30	18.55	2.25	1.88	0.055	1.0	0.025
TET17353	True Blue Moon	91.97	93.73	1.76	9.15	0.267	2.0	0.375
Including	True Blue Moon	91.97	92.14	0.17	81.60	2.380	2.4	0.249
TET17357	True Blue Moon	56.43	61.77	5.34	0.87	0.025	1.5	0.249
TET17360	North Peak	24.27	26.67	2.40	0.63	0.044	2.4	0.137
TET17362	New Moon	66.01	68.58	2.57	1.03	0.030	2.6	0.084
TET17363	New Moon	39.48	41.76	2.28	1.78	0.052	0.0	0.016
and	New Moon	213.59	215.31	1.72	0.95	0.028	1.1	0.017
TET17367	Discovery	44.65	45.11	0.46	4.33	0.126	6.1	0.069
and	Discovery	182.06	183.80	1.74	1.11	0.032	1.9	0.102
and	Discovery	253.68	257.10	3.42	1.28	0.037	1.0	0.052
and	Discovery	313.34	315.15	1.81	1.44	0.042	1.6	0.121
TET17368	West Peak Ext	117.15	118.00	0.85	2.70	0.079	17.7	0.063
and	West Peak Ext	123.75	126.70	2.95	0.70	0.020	2.9	0.073
and	West Peak Ext	142.35	147.22	4.87	0.76	0.022	1.2	0.021
and	West Peak Ext	175.41	178.11	2.70	1.14	0.033	0.7	0.020
TET17369	West Peak Ext	172.82	186.91	14.09	2.75	0.080	3.1	0.101
Including	West Peak Ext	172.82	173.79	0.97	9.57	0.279	4.7	0.022
and	West Peak Ext	174.94	176.17	1.23	9.51	0.277	5.1	0.206
TET17370	Discovery	100.30	103.03	2.73	0.66	0.019	2.4	0.058
and	Discovery	166.73	167.73	1.00	6.30	0.184	1.3	0.041
and	Discovery	221.36	223.04	1.68	0.93	0.027	0.0	0.002
TET17371	West Peak Ext	196.94	199.75	2.81	0.74	0.022	3.2	0.075
TET17372	Discovery	292.78	298.19	5.41	0.58	0.017	1.7	0.047
and	Discovery	304.01	305.65	1.64	1.87	0.055	1.8	0.077
TET17375	Seven o’clock	218.14	219.54	1.40	13.20	0.385	24.7	0.594
TET17377	Seven o’clock	246.66	249.10	2.44	4.25	0.124	59.6	0.540
TET17379	West Peak Ext	103.24	111.40	8.16	5.22	0.152	0.7	0.010
Including	West Peak Ext	108.36	109.14	0.78	18.20	0.531	1.5	0.025
and	West Peak Ext	116.60	145.70	29.10	2.53	0.074	0.6	0.030
Including	West Peak Ext	143.16	143.86	0.70	8.93	0.260	2.4	0.091
TET17381	West Peak Ext	135.90	138.17	2.27	1.27	0.037	1.7	0.012
TET17385	West Peak Ext	154.53	160.07	5.54	2.06	0.060	80.5	0.278
TET17388	West Peak Ext	6.71	12.48	5.77	0.67	0.020	0.8	0.162
and	West Peak Ext	20.47	22.08	1.61	2.59	0.076	0.0	0.080
and	West Peak Ext	127.56	133.50	5.94	0.55	0.016	0.4	0.013
and	West Peak Ext	151.66	166.73	15.07	1.66	0.048	1.3	0.027
TET17389	West Peak Ext	162.60	166.12	3.52	0.66	0.019	2.1	0.042
TET17390	West Peak Ext	57.15	60.33	3.18	1.92	0.056	1.6	0.258
and	West Peak Ext	206.96	213.17	6.21	1.31	0.038	0.8	0.031
and	West Peak Ext	264.99	266.49	1.50	6.31	0.184	0.0	0.004
TET17393	Main Peak	2.13	20.51	18.38	3.22	0.094	2.0	0.082
Including	Main Peak	3.96	5.18	1.22	10.60	0.309	2.1	0.073
and	Main Peak	19.04	19.51	0.47	15.10	0.440	8.6	0.205
TET17393	Main Peak	27.98	71.82	43.84	6.93	0.202	1.9	0.057
Including	Main Peak	39.06	40.08	1.02	92.70	2.704	33.9	0.127
and	Main Peak	50.06	52.00	1.94	19.70	0.575	2.2	0.088
TET17393	Main Peak	78.33	102.72	24.39	2.29	0.067	1.1	0.010
Including	Main Peak	82.75	83.54	0.79	8.75	0.255	1.5	0.019
and	Main Peak	93.57	94.38	0.81	11.40	0.333	6.5	0.014
TET17393	Main Peak	111.86	134.99	23.13	12.56	0.366	9.0	0.086
Including	Main Peak	127.91	128.83	0.92	48.70	1.420	25.7	0.131
and	Main Peak	133.20	134.99	1.79	71.20	2.077	15.9	0.157
TET17395	Main Peak	34.11	36.15	2.04	4.55	0.133	0.0	0.031
and	Main Peak	51.80	55.13	3.33	0.90	0.026	3.6	0.141
and	Main Peak	62.55	73.59	11.04	4.72	0.138	5.7	0.147
TET17395	Main Peak	78.51	219.37	140.86	13.27	0.387	42.6	0.609
Including	Main Peak	116.62	118.70	2.08	49.20	1.435	94.7	0.997
and	Main Peak	118.70	120.25	1.55	93.40	2.724	175.0	1.830
and	Main Peak	155.39	158.37	2.98	44.30	1.292	78.0	1.180
TET17396	Waterpump	33.77	35.55	1.78	1.07	0.031	2.3	0.264
TET17397	Main Peak	23.47	47.89	24.42	12.42	0.362	7.8	0.236
Including	Main Peak	24.89	25.62	0.73	71.60	2.088	14.8	0.137
and	Main Peak	30.14	32.29	2.15	49.50	1.444	8.0	0.283
and	Main Peak	32.29	32.65	0.36	40.80	1.190	24.4	0.907
TET17397	Main Peak	56.87	94.03	37.16	1.70	0.050	4.2	0.093
Including	Main Peak	61.80	63.55	1.75	7.02	0.205	20.3	0.148
and	Main Peak	66.14	67.24	1.10	10.20	0.298	8.6	0.280
TET17397	Main Peak	99.44	165.21	65.77	20.14	0.587	8.8	0.260
Including	Main Peak	124.66	124.94	0.28	162.70	4.745	23.8	0.613
and	Main Peak	124.94	125.75	0.81	68.00	1.983	11.4	0.237
and	Main Peak	148.44	149.12	0.68	57.00	1.663	31.0	1.000

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

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. The President of Avalon is Curtis J. Freeman who graduated from the College of Wooster, Ohio, with a B.A. degree in Geology (1978) and graduated from the University of Alaska with an M.S. degree in Economic Geology (1980). From 1980 to the present Mr. Freeman has been actively employed in various capacities in the mining industry in numerous locations in North America, Central America, South America, New Zealand and Africa. Avalon’s team of engineers and geoscientists combined with its geographic information systems (GIS) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Avalon’s exploration team has identified or conducted discovery drilling on several gold deposits in Alaska and has completed digital GIS compilations of the Tintina Gold Belt, a regional-scale mineral province stretching from southwest Alaska to the southern Yukon Territory. Avalon also has experience exploring for copper, nickel and platinum group elements (“Cu-Ni-PGE”) deposits and also created a comprehensive GIS compilation of Cu-Ni-PGE prospects in Alaska, an internally-owned database that contains data on over 200 PGE occurrences in Alaska.

Services Provided by Tetlin Village Members

Since the start of the term of our Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during Peak Gold Joint Venture project exploration programs. During the Company’s exploration programs, there were 10 to 15 Tetlin residents working on the Peak Gold Joint Venture project employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

Community Affairs

 In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the "Support Agreement") with the Tetlin Village for a one year period, which has been extended for an additional two year period under the same terms. Under the extended Support Agreement the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018.   The Support Agreement was extended a second time for an additional two year period under the same terms.  Under the second extension, the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

Adverse Climate Conditions

Weather conditions affect the Joint Venture Company’s ability to conduct exploration activities and mine any ore from the Peak Gold Joint Venture Property in Alaska. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.

Competition

The Company currently faces strong competition for the acquisition of any new exploration-stage properties as well as extraction of any minerals in Alaska. Numerous larger mining companies actively seek out and bid for mining prospects as well as for the services of third party providers and supplies, such as mining equipment and transportation equipment. The Company’s competitors in the exploration, development, acquisition and mining business will include major integrated mining companies as well as numerous smaller mining companies, almost all of which have significantly greater financial resources and in-house technical expertise. In addition, the Company will compete with others in efforts to obtain financing to explore our mineral properties.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the Tetlin Lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, Additional Properties and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from any other properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2017-2018 assessment year, claims rentals totaled $155,505. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2018 held a 60.4% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of March 31, 2018 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Results of Operations

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue and other than Royal Gold’s contributions in connection with the Transactions, the Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. We do not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Peak Gold Joint Venture Property fails to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will need to generate significant revenues to achieve profitability and we may never do so.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2018 and 2017 were $906,282 and $516,929, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $731,995 of stock-based compensation expense for the three months ended March 31, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $413,006 of stock-based compensation expense for the three months ended March 31, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2018 and 2017 were $2,383,262 and $2,064,721 respectively.  Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $1,730,112 of stock-based compensation expense for the nine months ended March 31, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014 all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $1,372,656 of stock-based compensation expense for the nine months ended March 31, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014.

Liquidity

Prior to the Closing, the Company’s primary cash requirements were for exploration-related expenses.  Since the Closing, the Company’s primary cash requirements have been for general and administrative expenses.  The Company’s sources of cash have been from common stock offerings. The Peak Gold Joint Venture Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Peak Gold Joint Venture Property.  In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million.  On October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer expired on November 10, 2017.  In conjunction with the offering a total of 124,999 warrants were exercised resulting in total cash to the Company of $1.2 million.  Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

As of March 31, 2018, the Company has approximately $16.6 million of cash, cash equivalents, and short term investments.  A capital budget of $9.1 million has been approved for the calendar 2018 Exploration Program for the Joint Venture Company, of which the Company’s share will be approximately $5.1 million.  During the quarter ended March 31, 2018, the Joint Venture Company spent approximately $0.6 million of the approved budget.  On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each Purchaser.  Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, at an aggregate purchase price of $250,800, in the Private Placement on the same terms and conditions as all other Purchasers.  The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

                On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and will have the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of March 31, 2018, Royal Gold had funded approximately $29.7 million (including the initial investment of $5 million) and earned a 39.6% interest in the Joint Venture Company.  On April 26, 2018 Royal Gold funded an additional $313,890 to the Joint Venture Company to bring its total contributions to $30.0 million, and its ownership percentage to 40%. The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

  Now that Royal Gold has funded $30 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  Now that Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser.

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

Risk Factors

In addition to the risk factors set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2017 and December 31, 2017, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

There can be no assurance that Royal Gold will continue to fund the Joint Venture Company to continue exploration work.

The JV LLCA contains earn-in periods where Royal Gold has the option to fund up to $25 million on or before October 31, 2018 after its initial $5 million investment at the Closing of the Master Agreement. As of the end of April 2018, Royal Gold has funded approximately $30 million (including the initial investment of $5 million) and earned a 40% interest in the Joint Venture Company. There is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Peak Gold Joint Venture Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

 The Company's interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, on October 31, 2018 or such earlier time as Royal Gold has earned a 40% interest in the Joint Venture Company the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. As of the end of April 2018, Royal Gold has earned a 40% interest in the Joint Venture Company. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.  In addition, now that Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, the Company’s interest in the Joint Venture Company may also be reduced if Royal Gold exercises its right to require the Company to sell up to 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest to a bona fide third party purchaser.

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

With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Joint Venture Company, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement (the “Agreements”) that were approved by the Tetlin Village Council and the Native Village of Tetlin members.  The Agreements approved the assignment of the Tetlin Lease to the Joint Venture Company and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.  Nevertheless, a deficiency in title or claims by a third party may not be curable.  It does happen, from time to time, that the title to a property is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite any such deficiency or claim.

The Company’s common stock is thinly traded.

As of March 31, 2018, there were approximately 6.1 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 14.6% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.9% of our common stock.  As of April 15, 2018, Royal Gold reported beneficial ownership of approximately 13.6% of our common stock.  Since the Company’s common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which identifies and discloses certain risks and uncertainties including, without limitation, certain “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (6)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (7)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

4.9	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the Purchasers named therein. (10)

4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.(11)

4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the Purchasers named therein.(12)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (5)

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Promissory Note from Tetlin Village Council to Contango ORE, Inc. dated August 1, 2013. (6)

99.5	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholder parties thereto.(7)

101	Interactive Data Files†

†	Filed herewith.

*	Management contract or compensatory plan or agreement.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

6.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

7.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2016.

11.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 10, 2018	By:	/s/ JOHN B. JUNEAU
John B. Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)