Form 10-K
period 2018-06-30
Contango ORE, Inc.
filed 2018-08-30
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018

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

(713) 877-1311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 per share	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2017 the aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCQB) was $49,235,814. As of August 30, 2018, there were 6,153,266 shares of the registrant’s common stock outstanding.

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

•	The Company's financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on the Peak Gold Joint Venture Property;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	Prospect development; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of the mining industry; and
•	Risk related to title to properties.

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

PART I

Item 1.     BUSINESS

Overview

Contango ORE, Inc. (“CORE” or “the Company”) is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. The Company was formed on September 1, 2010 as a Delaware corporation.  On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of a joint venture, Peak Gold, LLC (the “Joint Venture Company”), to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of June 30, 2018, the Joint Venture Company leased or controlled an estimated 850,000 acres for the exploration of gold ore and associated minerals.

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

Contango Mining acquired an interest in properties from Juneau Exploration, L.P. (“JEX”) in exchange for $1.0 million and a 3.0% overriding royalty interest in the properties granted to JEX.  JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX.  In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC and contributed to the Joint Venture Company the Peak Gold Joint Venture Property near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “JV LLCA”). The audited financial statements of Peak Gold, LLC for the years ended June 30, 2018 and 2017 are filed as an exhibit to this Form 10-K.

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of June 30, 2018, Royal Gold has contributed $31.7 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the property it controls.  Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced.  As of June 30, 2018, the Company has approximately $13.8 million of cash, cash equivalents, and short term investments.  A capital budget of $9.1 million has been approved for the calendar 2018 Exploration Program for the Joint Venture Company, of which the Company’s share will be approximately $5.1 million.  The Company contributed $2.6 million to the Joint Venture Company during the quarter ended June 30, 2018, and currently holds a 60.0% interest in the Joint Venture Company.  The Company intends to participate for its full interest in the exploration program for 2018.

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

The Tetlin Lease originally had a ten-year term beginning July 2008, which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Tribal Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Tribal Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors of the Company (the “Board”) and its financial advisor, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to a JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) interest by October 31, 2018.  Royal Gold has earned a 40.0% membership interest in the Joint Venture Company by making the full $30.0 million investment, thus Royal Gold will continue to act as the manager of the Joint Venture Company. Royal Gold may resign as Manager.  Royal Gold can also be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances.  The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company's executives, employees and directors with those of its stockholders. Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.  As of June 30, 2018, the Company's directors and officers beneficially own approximately 14.5% of the Company's common stock. An additional 12.8% of the Company's common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, who passed away on April 19, 2013.

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

Tribal lands are those lands that are under control by sovereign Native American tribes, such as land constituting the Tetlin Lease or Alaska Native corporations established by the Alaska Native Claims Settlement Act of 1971. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land, including land constituting the Tetlin Lease.

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

Services Provided by Tetlin Village Members

Since the start of the term of the Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during the Joint Venture Company's project exploration programs. During the Company's exploration programs, there were typically 10 to 15 Tetlin residents working on the Joint Venture Company's project employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

Community Affairs

In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the "Support Agreement") with the Tetlin Village for a one year period, which was extended for an additional two year period under similar terms. Under the extended Support Agreement the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018.   The Support Agreement was extended a second time for an additional two year period under similar terms.  Under the second extension, the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

The above referenced State of Alaska permits were issued to the Company and assigned to the Joint Venture Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Joint Venture Company will require additional permits from the State of Alaska for the remainder of the 2018 calendar year. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

The Joint Venture Company also has received a Nationwide Permit #6, Permit #POA-2013-286, from the U.S. Department of the Army Corps of Engineers with respect to the Joint Venture Company’s intended drilling and access-related disturbances on wetlands within the Tetlin Lease, which is valid through December 31, 2022. However, such lands were classified as wetlands more than 20 years ago and much of the land covered by such permit has since been burned by natural wildfires. As a consequence of the wildfires and natural habitat changes that have taken place since the wildfires, the Peak Gold Joint Venture Property may no longer be considered wetlands according to Corps of Engineers guidelines.

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

A typical time frame for baseline environmental studies and permitting for a gold mine in Alaska may consume a decade or more. There are numerous state and federal permits and authorizations required from many different state and federal agencies. Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and various laws and regulations administered by the State of Alaska including the Alaska Department of Fish and Game, the Alaska Department of Environmental Conservation, Alaska Department of Transportation and Public Facilities and the Alaska Department of Natural Resources, have a direct bearing on exploration and mining operations conducted in Alaska. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. The Alaska Department of Natural Resources coordinates the permitting of mining operations in the State of Alaska, has developed a process to integrate federal, state and local government requirements to obtain mine permits, and also provides an opportunity for public comment. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

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

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company's directors and executive officers:

Name	Age	Position
Brad Juneau	58	Chairman, President, and Chief Executive Officer
Leah Gaines	42	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	69	Director
Joseph G. Greenberg	57	Director
Richard Shortz	73	Director

Brad Juneau. Mr. Juneau, the Company's co-founder, was elected President and Chief Executive Officer in December 2012. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company's Co-founder, Mr. Kenneth R. Peak received a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of JEX, an oil and gas exploration and production company. Prior to forming JEX in 1998, Mr. Juneau served as Senior Vice President of Exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as Staff Petroleum Engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University. Mr. Juneau previously served as a Director of Contango from April 2012 to March 2014, and is currently a director of Talos Energy and Castex Energy.

Leah Gaines. Ms. Gaines was appointed as the Company’s Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary on October 1, 2013. Ms. Gaines has also served as Vice President and Chief Financial Officer of JEX since October 2010. Prior to joining JEX, she served as the Controller for Beryl Oil and Gas, LP and Beryl Resources LP from July 2007 to December 2009. From April 2006 to July 2007, Ms. Gaines held the position of Financial Reporting Manager at SPN Resources, a division of Superior Energy Services. From 2003 to 2006, Ms. Gaines was the Senior Financial Reporting Accountant at Hilcorp Energy. Ms. Gaines was a Principal Accountant at El Paso Corporation in its Power Asset division from 2001 to 2003. Prior to that, Ms. Gaines worked at Deloitte and Touche, LLP for three years as a Senior Auditor. Ms. Gaines graduated Magna Cum Laude from Angelo State University with a Bachelor of Business Administration in Accounting and is a Certified Public Accountant with over twenty years of experience.

Joseph Compofelice. Mr. Compofelice has been a Director of the Company since its inception. Since January 1, 2014, Mr. Compofelice has been an Operating Partner at White Deer Energy, a private equity firm that targets investments in the energy business.  Mr. Compofelice served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service from January 2004 to December 2013. Mr. Compofelice served as Chairman of the Board of Directors of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000 he was Chairman and CEO of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science from California State University at Los Angeles and his Masters of Business Administration from Pepperdine University.

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

Richard Shortz.  Mr. Shortz is President and Chief Executive Officer of Pavia Capital, LLP, a family office investment company.  Mr. Shortz served as a Partner of Morgan, Lewis & Bockius LLP, an international law firm (“Morgan Lewis”) from 1995 through September 2016 and as a Partner with Jones Day Reavis & Pogue LLP, another international law firm, from 1983 through 1994.  He previously was an executive of Tosco Corporation, an independent oil and gas company, from 1973 through 1983 where he became Senior Vice President, General Counsel and Secretary.  Mr. Shortz has extensive experience in corporate finance, mergers and acquisitions and corporate governance, regularly advising both public and private energy companies.  While a Partner at Morgan Lewis, Mr. Shortz served as Chairman of the firm’s Energy Group and a member of its Board of Directors.  Mr. Shortz received a Bachelor of Science degree in Accounting from Indiana University in 1967 and a Juris Doctor degree from Harvard Law School in 1970.

The Board is responsible for managing the Company, in accordance with the provisions of the Company’s Bylaws and Certificate of Incorporation and applicable law. The number of directors which constitutes the Board is established by the Board, subject to a minimum of three and a maximum of seven directors. Except, as otherwise provided by the Bylaws for filling vacancies on the Company’s Board, the Company’s directors are elected at the Company’s annual meeting of stockholders and hold office until their respective successors are elected, or until their earlier resignation or removal. The Company's executive officers are elected annually by the Board and serve until their successors are duly elected and qualified or until their earlier resignation or removal. There are no family relationships between the Company's directors or executive officers.

The Board elected Mr. Juneau as Chairman of the Board and Chief Executive Officer for a number of reasons. Mr. Juneau beneficially owns approximately 8.1% of the Company’s common stock, making him one of the largest shareholders. Mr. Juneau has been an active entrepreneur who founded JEX, an exploration and production company.

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

Available Information

You may read and copy all or any portion of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the SEC in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC’s website at http://www.sec.gov, and at the Company's website at http://www.contangoore.com. This annual report on Form 10-K, including all exhibits and amendments, has been filed electronically with the SEC.

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

Royal Gold is the Manager of the Joint Venture Company and has appointed two of the three designates to the Management Committee of the Joint Venture Company (the “Management Committee”). The Company has appointed one designate to the Management Committee.  Royal Gold has earned a 40.0% membership interest in the Joint Venture Company by making the full $30.0 million investment, in accordance with the JV LLCA, and, therefore, will continue to have the right to appoint two designates to the Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of Royal Gold’s investments, which will include the level of expenditures.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Peak Gold Joint Venture Property and meet its funding obligations under the JV LLCA.

   Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company is unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company will be diluted.  In addition, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, it has the option to require the Company to sell an additional 20.0% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40.0% to a bona fide third party purchaser.

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

 Now that Royal Gold has funded $30.0 million, there is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of its Peak Gold Joint Venture Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

The Company's interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, on October 31, 2018 or such earlier time as Royal Gold has earned a 40.0% interest in the Joint Venture Company the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. As of the end of April 2018, Royal Gold had earned a 40.0% interest in the Joint Venture Company. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.  In addition, now that Royal Gold has earned a percentage interest of 40.0% in the Joint Venture Company, the Company’s interest in the Joint Venture Company may also be reduced if Royal Gold exercises its right to require the Company to sell up to 20.0% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest to a bona fide third party purchaser.

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

The JV LLCA restricts the Company’s right to transfer or encumber its interests in the Joint Venture Company.

The JV LLCA contains certain limitations on transferring or encumbering interests in the Joint Venture Company including any transfer that would cause termination of the Joint Venture Company as a partnership for Federal income tax purposes except none of the restrictions limit the transfer of any capital stock of the Company.

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

The price of gold and the gold mining industry have suffered declines in the past several years.

Gold prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, the price of products that incorporate gold, global and regional demand and production, political and economic conditions and other factors.  With the volatility of gold prices over the past several years, many large mining companies have announced the closure of existing gold mines and a moratorium on new gold mine development. A significant decline in the price of gold may result in the Company having to reassess the feasibility of its projects and could negatively affect the value of the Peak Gold Joint Venture Property and the Company’s securities.

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

Since the acquisition of the Peak Gold Joint Venture Property, the Company and the Joint Venture Company have conducted only exploration activities and to date none of the Joint Venture Company’s properties have any proven or probable reserves as defined by SEC Industry Guide 7. The Company's ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company and the Joint Venture Company have carried on their business of exploring the Peak Gold Joint Venture Property at a loss since inception and expect that the Company and the Joint Venture Company will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond the Company's control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Joint Venture Company cannot discover commercially viable deposits or commence actual mining operations, the Company and the Joint Venture Company may never generate revenues and may never become profitable.

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

The Joint Venture Company holds approximately 175,000 acres in the form of State of Alaska unpatented mining claims for gold ore exploration. Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.  With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Joint Venture Company, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement (the “Agreements”) that were approved by the Tetlin Village Council and the Native Village of Tetlin members.  The Agreements approved the assignment of the Tetlin Lease to the Joint Venture Company and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.  Nevertheless, a deficiency in title or claims by a third party may not be curable.  It does happen, from time to time, that the title to a property is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite any such deficiency or claim.

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

The Joint Venture Company's exploratory mining operations are subject to numerous laws and regulations governing its operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and CERCLA. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on the Joint Venture Company. These laws and regulations may, among other things:

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

In December 2012, the Board adopted a shareholder rights plan (as amended from time to time, the "Rights Plan"), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of the Company's common stock held of record. The Rights Plan is scheduled to expire on December 19, 2019. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of Company's outstanding common stock, and thereby adversely affect the market price of the Company's common stock.

In addition, the Company's certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of the Company's common stock that could result from actual or rumored takeover attempts, preventing changes in the Company's management or limiting the price that investors may be willing to pay for shares of common stock. Among other things, these provisions:

•	Limit the personal liability of directors;
•	Limit the persons who may call special meetings of stockholders;
•	Prohibit stockholder action by written consent;
•	Establish advance notice requirements for nominations for election of the Board and for proposing matters to be acted on by stockholders at stockholder meetings;
•	Require us to indemnify directors and officers to the fullest extent permitted by applicable law; and
•	Impose restrictions on business combinations with some interested parties.

The Company's common stock is thinly traded.

As of June 30, 2018, there were approximately 6.2 million shares of the Company's common stock outstanding, with directors and officers beneficially owning approximately 14.5% of our common stock, The Marital Trust of Mr. Kenneth R. Peak, the Company's former Chairman, beneficially owning approximately 12.8% of our common stock, and Royal Gold owning approximately 13.2% of our common stock. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company's common stock is thinly traded (average trading volume of 528 shares of common stock per day for fiscal year 2018), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

The Company does not intend to pay dividends in the foreseeable future.

For the foreseeable future, the Company intends to retain any earnings to finance the development of its business, and the Company does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board considers relevant. Accordingly, investors must rely on sales of their common stock after any price appreciation, which may never occur, as the only way to realize a return on their investment.

The Company is dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

The Company is dependent upon information technology systems in the conduct of its operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data.  The Company believes that it has implemented appropriate measures to mitigate potential risks. However, given the unpredictability of the timing, nature and scope of information technology disruptions, the Company could be subject to manipulation or improper use of its systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on its financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

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

The Tetlin Lease covers an estimated 675,000 acres of land for an initial term of ten years which was extended for ten years to July 5, 2028 and so long thereafter as the Joint Venture Company continues conducting exploration or mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date have already satisfied this work commitment requirement for the full lease term through 2018 because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% depending on the type of metal produced and the year of production. As of June 30, 2018, the Company has paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25% depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Gold Mining Claims

A listing of the Joint Venture Company's State of Alaska unpatented mining claims as of June 30, 2018 for gold and associated minerals are listed in Exhibits 99.1, 99.3, 99.4, 99.5, 99.6, and 99.8. These mining claims are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

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

The map below depicts the Peak Gold Joint Venture Property:

Alaska
Tanacross
Tok
Tetlin
ALCAN Hwy
Northway Junction
Peak - North Peak Deposits
Mentasta Lake
Slana
N
Tetlin Lease
State Claims
0
15
30
Kilometers

Gold Exploration

The Joint Venture Company controls an estimated 850,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.

The Joint Venture Company initiated a summer of 2015 exploration program on the Tetlin Lease. The work program anticipated spending $5.0 million with a possible expansion of the work program in early fall if drilling results warranted further work. The drilling program included exploration targets that were helicopter-supported at the Tors, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone area. Most of the initial work program (Phase I) was completed by early August with assay results received by early September. On August 31, 2015, the Joint Venture Company approved a budget of up to approximately $4.0 million for additional exploration work to be completed before the drilling season ended in October 2015 and incurred aggregate cost of approximately $6.8 million for the calendar 2015 exploration program.

The Joint Venture Company initiated a calendar 2016 Phase I exploration program consisting of drilling the North Peak target area which began in February 2016 on the Tetlin Lease with an approved budget of $4.4 million. An additional budget was approved for spending up to an additional $6.8 million during the remainder of calendar 2016. The Joint Venture Company initiated a 2016 Phase II exploration drilling program in May 2016, which was completed in September 2016. A Phase III exploration drilling program was initiated in October 2016 and completed in November.  The project incurred an aggregate cost in calendar 2016 of approximately $10.6 million.

The Joint Venture Company initiated a calendar 2017 Phase I exploration program consisting of drilling the North Peak target area and testing the True Blue Moon target area which began in February 2017 on the Tetlin Lease with an approved budget of $5.3 million.  The 2017 Phase I program was completed in April 2017.  The Joint Venture Company initiated a 2017 Phase II exploration drilling and reconnaissance program in May 2017, which was completed in July 2017.  The Joint Venture Company initiated Phase III of the 2017 drilling program, which consisted of exploration drilling in the West Peak, West Peak Extension, 7 O’clock, Forks, and North Peak areas in September 2017.  Phase III was completed in October 2017.  The calendar 2017 Phase I, Phase II, and Phase III programs and associated technical work incurred an aggregate cost through December 31, 2017 of approximately $12.2 million.

From inception to June 30, 2018, the Joint Venture Company has incurred $34.1 million in exploration program expenditures. As of June 30, 2018, Royal Gold had funded a total of $31.7 million (including the initial investment of $5.0 million) and earned a 40.0% interest in the Joint Venture Company.

The Joint Venture Management Committee has approved a budget for calendar year 2018 of $9.1 million, of which the Company’s share will be approximately $5.1 million.  Of the approved budget amount, the Joint Venture Company had spent approximately $4.6 million as of June 30, 2018. The budget includes an extensive 74 line kilometers of ground geophysics program utilizing both Induced Polarization (IP) and Titan EM techniques.  Surveys will be carried out on targets within an 8-kilometer radius of Main Peak to identify targets similar to Main and North Peak.  Titan EM surveys will be carried out on three targets identified from airborne magnetics surveys as porphyry type signatures.  The program will drill test a number of targets within an 8 kilometer radius of the Main Peak deposit and have budgeted 6,900 meters of drilling.  In addition to the exploration work, engineering studies are being prepared along with metallurgical testing to support the preparation of a Preliminary Economic Assessment, covering the defined mineralized material in the Main and North Peak deposits.

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

Chief Danny Prospect

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through June 30, 2018, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,079	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	787	24	—	—	—	5,781	41	—
		46,913	1,977	5,585	1,255	1,492	269,732	6,498	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2018 Exploration Program - Phase I. During the quarter ending June 30, 2018, 30.6 line-kilometers of IP surveys, 10.6 line-kilometers of Titan DCIP/MT surveys and 1,762 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.0 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 1,518 meters in ten holes in the 2 O’clock area and 244 meters in two holes in the 8 O’clock area.  To date, the Joint Venture Company has also completed 1,370 meters of core drilling at Copper Hill, and is currently drilling the North Saddle Zone for porphyry prospects.

Metallurgical testing of 19 composite samples from the Main Peak orebody and 19 composite samples from the North Peak orebody have been the subject of ongoing metallurgical testing in support of the Preliminary Economic Evaluation being prepared by JDS Energy & Mining.  Test results support the processing of Main and North Peak materials in a conventional gold processing plant using cyanide.

The map below depicts the location of the core holes drilled in the 8 O'clock, 2 O'clock, and North Saddle zones during the 2018 Phase I Program:

Explanation
Drill collar - 2018
Drill collar - 2018 (proposed)
Drill collar - 2015-2017
Drill collar - pre 2015
Road
0
180
360
Meters
18_NS22
18_NS25
18_NS21
North Saddle
18429
18421-18425
18438
2 O'clock
18426
18431
18418-18420
18427
18428
8 O'clock
18430
18_FN23
North Peak
Main Peak

The map below depicts the location of the core holes drilled in the Copper Hill zone during the 2018 Phase I Program:

Explanation
Drill collar - 2018
0
100
200
Meters
18432-18433
18434-18435
18436-18437
Copper Hill

Significant Drill Intercepts from the 2018 Phase I Program.

Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. For the assays received to date, no significant intervals were encountered in the drilling.  We are awaiting assays for the holes drilled at Copper Hill and the Saddle Zone.

2017 Exploration Program - Phase III.   The Phase III exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 2,966 meters (9,731 feet) in 16 holes. The Joint Venture Company spent an estimated $4.7 million, during the quarters ended September and December, 2017 combined, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Phase III drilling consisted of exploration drilling West Peak and West Peak Extension (1,707 meters), 7 O’clock (203 meters), Forks (729 meters), and North Peak (327 meters).  The 2017 Phase III program was completed October 18, 2017, and statistics represent the full Phase III program.

A total of 363 pan concentrate, 364 stream sediment and 5 grab rock samples were collected over the Noah and southern Eagle claims in July and early August 2017. Results from these efforts were received in the third quarter and revealed three large areas where anomalous gold, arsenic, and copper were concentrated.  Gold, arsenic and copper in steams sediment samples range up to 377 ppb, 161 ppm and 412 ppm, respectively. Gold, arsenic and copper in pan cons range up to 9,929 ppb, 803 ppm and 206 ppm, respectively.

The map below depicts the location of the core holes drilled during the 2017 Phase III program:

Explanation
Drill collar - 2017 Phase 3
Drill collar - 2017 Phases 1-2
Drill collar - 2015-2016
Drill collar - pre 2015
Road
Forks
17403
17404-17407
North Peak
17354
17353
17352
17357
17356
West Peak Extension
17414
17412
17408
17409
17410-17411
17413
17415
17417
17416
Main Peak
17351
7 O'clock
17402
Discovery
0
70
140
Meters

Significant Drill Intercepts from the 2017 Phase III Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown.  The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete Phase III of the 2017 Program:

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

2017 Exploration Program - Phase II.   The Phase II exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 9,761 meters (32,038 feet) in 44 holes. The Joint Venture Company spent an estimated $4.7 million, during the June quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling, through the end of July, consisted of exploration drilling West Peak (461 meters), West Peak Extension (2,603 meters) Discovery (1,034 meters), 7 O’clock (1,443 meters), New Moon (1,398 meters), Waterpump (1,161 meters), Main Peak (570 meters) and North Peak (1,095 meters).  Soils auger sampling and IP geophysical surveys were conducted in the Chief Danny area. Stream sediment and pan concentrate samples were collected across the Noah group of claims.  The 2017 Phase II program was completed July 31, 2017, and statistics represent the full Phase II program.

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

Geochemical Analysis and Security

All samples submitted for the 2016 and Phase I 2017 programs were prepared for assay by ALS Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion. All samples collected in 2016 and Phase I 2017 were cataloged in the field and shipped via ground transport directly to ALS Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Peak Gold Joint Venture Property followed industry accepted procedures for sample preparation, analysis and security.

All samples from the Phase II and III 2017 program and the Phase I 2018 program were prepared for assay by Bureau Veritas Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion.  All samples collected in the Phase II and III 2017 and Phase I 2018 were cataloged in the field and shipped via ground transport directly to Bureau Veritas Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Peak Gold Joint Venture Property followed industry accepted procedures for sample preparation, analysis and security.

Sampling, Analysis and Security

During the 2016 programs, Avalon personnel inserted 1,986 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs. For the 2017 programs, through June 30, 2017 , Avalon inserted 1,103 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs.  Blanks consisted of Browns Hill Quarry basalt. Twenty five different commercial standards provided by Analytical Solutions were used during 2016. Values in these standards ranged from 0.012 ppm to 7.15 ppm gold. Four different commercial standards provided by Rock Labs were used during 2016. Values in these standards ranged from 0.077 ppm to 1.802 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

During 2017 programs, Avalon inserted 1,973 blanks, standards, duplicates and replicates into the flow of soil, rock, pan concentrate, stream sediment and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Twenty two different commercial standards provided by Analytical Solutions were used during 2017. Values in these standards ranged from 0.012 ppm to 14.18 ppm gold. Three different commercial standards provided by Rock Labs were used during 2017. Values in these standards ranged from 0.077 ppm to 1.802 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

During the first half of 2018, Avalon inserted 116 blanks, standards, duplicates and replicates into the flow of rock and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Ten different commercial standards provided by Analytical Solutions were used during the first half of 2018. Values in these standards ranged from 0.309 ppm to 5.49 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

Rare Earth Elements

While the Company previously acquired state of Alaska and federal unpatented mining claims for the exploration of rare earth elements, it has abandoned its rare earth element claims to devote more time and resources to gold exploration.

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

Item 3.     LEGAL PROCEEDINGS

As of the date of this Form 10-K, the Company is not a party to any legal proceedings.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. The table below shows the high and low prices of the Company's common stock for the periods indicated.

	High	Low
Fiscal Year 2017:
Quarter ended September 30, 2016	$24.50	$7.51
Quarter ended December 31, 2016	$22.75	$14.75
Quarter ended March 31, 2017	$24.20	$17.25
Quarter ended June 30, 2017	$20.50	$17.00

Fiscal Year 2018:
Quarter ended September 30, 2017	$20.25	$15.50
Quarter ended December 31, 2017	$20.25	$17.25
Quarter ended March 31, 2018	$20.00	$17.21
Quarter ended June 30, 2018	$29.49	$17.51

As of June 30, 2018, there were 6,153,266 shares of Contango ORE, Inc. common stock outstanding held by approximately 70 regi stered shareholders.

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

The following table sets forth information about the Company's equity compensation plans at June 30, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	35,625	$10.01	384,094
Equity compensation plans not approved by security holders	—	—	—

On September 15, 2010, the Board adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”), which was approved by the Company’s shareholders. Under the 2010 Plan, the Board may grant restricted stock and option awards to officers, directors, employees or consultants of the Company. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.   On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of common stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

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

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of June 30, 2018, there were 9,000 shares of such restricted stock that remained unvested.

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

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of June 30, 2018, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant.  All of the restricted stock granted in December 2015 is fully vested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of June 30, 2018, there were 46,666 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of June 30, 2018, there were 75,000 shares of such restricted stock that remained unvested.

In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of June 30, 2018, there were 155,000 shares of such restricted stock that remained unvested.

As of June 30, 2018, the total compensation cost related to unvested awards not yet recognized was $2,771,361. The remaining costs will be recognized over the remaining vesting period of the awards.

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

During fiscal year 2018, the Company's current and former executives, directors, and consultants cashless exercised 229,375 stock options, resulting in the issuance of 118,508 shares of common stock to the exercising parties and no proceeds to the Company.  During fiscal year 2017, the Company's current and former executives, directors, and consultants cashless exercised 140,000 stock options, resulting in the issuance of 71,454 shares of common stock to the exercising parties and no proceeds to the Company.

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

General and Administrative Expense. General and administrative expense for the fiscal year ended June 30, 2018 and 2017 were $3,767,586 and $2,836,453, respectively. Current year general and administrative expenses primarily relate to audit fees, management fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $2,468,645 of stock-based compensation expense for the fiscal year ended June 30, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, and November 2014 all pursuant to either the Amended Equity Plan or the Company’s 2010 Equity Compensation Plan.  We recognized $1,787,558 of stock-based compensation expense for the fiscal year ended June 30, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015,  January 2015, and November 2014 all pursuant to the Company’s 2010 Equity Compensation Plan.  Additionally, in September 2016, the Company and JEX entered into a Management Services Agreement.  We incurred $384,000 in management fees related to the Management Services Agreement in fiscal year 2018, compared to $288,000 in fiscal year 2017.  Under the Management Services Agreement, JEX manages the business and affairs of the Company and its interest in the Joint Venture Company, subject to the direction of the Board, including corporate finance, accounting, budget, SEC reporting, risk management, operations and stockholder relation functions of the Company. No part of the fee is allocated for compensation of Brad Juneau who is compensated separately as determined by the independent Directors of the Company.

Loss from Equity Investment in Peak Gold, LLC.  The loss from the Company's equity investment in Peak Gold, LLC for the fiscal year ended June 30, 2018 and 2017 was $2,580,000 and $0, respectively.  Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  However, the Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment. The Company invested $2,580,000 million in the Joint Venture Company during fiscal year 2018, and $0 during fiscal year 2017.  The Company made no contributions to the Joint Venture Company during fiscal year 2017 because Royal Gold was still in the process of funding $30.0 million to earn a 40.0% interest in the Joint Venture Company.  The portion of the cumulative loss that exceeds the Company's cumulative investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  June 30, 2018 are $22.9 million.

Liquidity and Capital Resources

Prior to the Closing with Royal Gold, the Company’s primary cash requirements were for exploration-related expenses.  Since the Closing, the Company’s primary cash requirements have been for general and administrative expenses.  The Company’s sources of cash have been from common stock offerings. The Peak Gold Joint Venture Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Peak Gold Joint Venture Property.  In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million.  On October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer expired on November 10, 2017.  In conjunction with the offering a total of 124,999 warrants were exercised resulting in total cash to the Company of $1.2 million.  Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

As of June 30, 2018, the Company has approximately $13.8 million of cash, cash equivalents, and short term investments.  A capital budget of $9.1 million has been approved for the calendar 2018 Exploration Program for the Joint Venture Company, of which the Company’s share will be approximately $5.1 million.  Through June 30, 2018, the Joint Venture Company has spent approximately $4.6 million of the approved budget.  On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of common stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each Purchaser.  Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of common stock, at an aggregate purchase price of $250,800, in the Private Placement on the same terms and conditions as all other Purchasers.  The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie Partners Securities, LLC (“Petrie”) acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

On January 8, 2015, Royal Gold invested $5.0 million to fund exploration activity, and will have the option to earn up to a 40.0% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 31, 2018. As of June 30, 2018, Royal Gold had funded approximately $31.7 million (including the initial investment of $5.0 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  In addition, now that Royal Gold has earned a percentage interest of 40.0% in the Joint Venture Company, it has the option to require the Company to sell an additional 20.0% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40.0% to a bona fide third party purchaser.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning in July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2018, held a 60.0% ownership interest in the Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company, therefore the Company's investment in Peak Gold, LLC as of June 30, 2018 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The audited financial statements of Peak Gold, LLC as of the year ended June 30, 2018 are filed as an exhibit to this Form 10-K.

Recently Issued Accounting Pronouncements. See “Part II. Item 8. “Financial Statements and Supplementary Data - Note 3 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F- 16 of this Form 10-K.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of June 30, 2018, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control procedures from time to time in the future.

This Annual Report on Form 10-K does not include an attestation report from Moss Adams LLP, the Company's independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by Moss Adams, LLP, pursuant to SEC rules that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2018.

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

The consolidated financial statements of the Company are set forth in pages F-1 to F-19 of this Form 10-K. The financial statements of the Company's subsidiary, Peak Gold, LLC, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango ORE, Inc. (1)
3.2	Bylaws of Contango ORE, Inc. (1)
4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (8)
4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)
4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)
4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A.. as Rights Agent. (5)
4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company,. N.A.. as Rights Agent. (9)
4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc and Computershare Trust Company. N.A.. as Rights Agent. (10)
4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc and Computershare Trust Company. N.A.. as Rights Agent. (11)
4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent.(14)
4.9	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the several purchasers named therein.(13)
4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the several purchasers named therein.(15)
4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the investors named therein.(16)
10.1	Form of 2010 Equity Compensation Plan. (1)
10.2	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.3	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (5)
10.4	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014. (9)
10.5	Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016. (12)
10.6	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.(16)
10.7	Peak Gold, LLC Limited Liability Company Agreement, dated as of January 8, 2015, between CORE Alaska, LLC and RG Alaska, LLC.(18)
10.8	Amendment No. 1 to the Peak Gold, LLC Lmited Liability Company Agreement, dated as of November 10, 2017 between CORE Alaska, LLC and Royal Alaska, LLC. (17)
10.9	Stock Purchase Agreement, dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein. (15)
14.1	Code of Ethics. (7)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.†
23.2	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm.†
23.3	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of June 30, 2018†
23.4	Consent of Hein & Associates LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of June 30, 2017†
31.1	Section 302 CEO Certification. †
31.2	Section 302 CFO Certification. †
32.1	Section 906 CEO Certification. †
32.2	Section 906 CFO Certification. †
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease). (2)
99.2	Original Schedule of REE Properties. (2)
99.3	Schedule of Revised TOK Claims. (6)
99.4	Schedule of Bush Claims. (6)
99.5	Schedule of Revised Eagle Claims. (6)
99.6	Schedule of ADC 2 Claims. (6)
99.7	2011 Report of Behre Dolbear & Company (USA). (3)
99.8	Schedule of Noah Claims. (19)
99.9	Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto. (9)
99.10	Audited Financial Statements of Peak Gold, LLC as of June 30, 2018.†
101	Interactive Data Files †

†	Filed herewith

[1]	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
[2]	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
[3]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
[4]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
[5]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
[6]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
[7]	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.
[8]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.
[9]	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
[10]	Filed as an exhibit to the Company's report on Form 8-K, as with the Securities and Exchange Commission on December 18, 2014.
[11]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.
[12]	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016.
[13]	Filed as an exhibit to the Company's report on Form 8-K, as filed with Securities and Exchange Commission on November 21, 2016.
14	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018.
15	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017.
16	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017.
17	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2017, as filed with the Securities and Exchange Commission on November 30, 2018.
18	Filed as an exhibit to the Company's report on Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2015.
19	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 15, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.
/s/ BRAD JUNEAU	/s/ LEAH GAINES
Brad Juneau President and Chief Executive Officer (Principal Executive Officer)	Leah Gaines Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	August 30, 2018
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	August 30, 2018
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	August 30, 2018
JOSEPH G. GREENBERG

/s/ RICHARD SHORTZ	Director	August 30, 2018
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Contango Ore, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Contango Ore, Inc. and subsidiaries (the “Company”) as of June 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Moss Adams LLP

Houston, Texas

August 30, 2018

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Contango Ore, Inc.

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries as of June 30, 2017, and the related consolidated statements of operations, Shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Ore, Inc. and subsidiaries as of June 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/Hein & Associates LLP

Houston, Texas

September 15, 2017

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$13,810,805	$5,191,749
Prepaid expenses and other	155,671	175,791
Total current assets	13,966,476	5,367,540

OTHER ASSETS:
Investment in Peak Gold, LLC (NOTE 8)	—	—
TOTAL ASSETS	$13,966,476	$5,367,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,192	$50,858
Accrued liabilities	245,212	86,561
Total current liabilities	256,404	137,419

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,153,266 shares issued and outstanding at June 30, 2018; 4,930,231 shares issued and 4,921,163 outstanding at June 30, 2017;	61,533	49,303
Additional paid-in capital	54,949,370	40,500,239
Treasury shares at cost (0 shares at June 30, 2018; and 9,068 shares at June 30, 2017)	—	(207,400)
Accumulated deficit	(41,300,831)	(35,112,021)
SHAREHOLDERS’ EQUITY	13,710,072	5,230,121
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,966,476	$5,367,540

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2018	2017
EXPENSES:
General and administrative expense	$(3,767,586)	$(2,836,453)
Total expenses	(3,767,586)	(2,836,453)

OTHER INCOME/(EXPENSE):
Interest income	158,776	—
Loss from equity investment in Peak Gold, LLC	(2,580,000)	—
Total other (income)/expense	(2,421,224)	—

LOSS BEFORE INCOME TAXES	(6,188,810)	(2,836,453)
Benefit (provision) for income taxes	—	—
NET LOSS	$(6,188,810)	$(2,836,453)
LOSS PER SHARE
Basic and diluted	$(1.09)	$(0.62)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	5,675,366	4,608,177

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,188,810)	$(2,836,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,468,645	1,787,558
Loss from equity investment in Peak Gold, LLC	2,580,000	—
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	20,120	(117,626)
Increase in accounts payable and other accrued liabilities	118,985	23,681
Net cash used in operating activities	(1,001,060)	(1,142,840)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(2,580,000)	—
Net cash used by investing activities	(2,580,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(207,400)
Cash from warrant exercises and capital raise, net	12,200,116	5,287,500
Net cash provided by financing activities	12,200,116	5,080,100
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,619,056	3,937,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,191,749	1,254,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,810,805	$5,191,749

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at June 30, 2016	3,958,540	$39,585	$33,434,899	$—	$(32,275,568)	$1,198,916
Stock-based compensation	—	—	1,787,558	—	—	1,787,558
Restricted shares activity	280,067	2,801	(2,801)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(207,400)	—	(207,400)
Stock option exercises	71,454	715	(715)	—	—	—
Stock warrant exercises	620,170	6,202	5,281,298	—	—	5,287,500
Net loss for the period	—	—	—	—	(2,836,453)	(2,836,453)
Balance at June 30, 2017	4,930,231	49,303	40,500,239	(207,400)	(35,112,021)	5,230,121
Stock-based compensation	—	—	2,468,645	—	—	2,468,645
Restricted shares activity	155,000	1,550	(1,550)	—	—	—
Treasury stock activity	(9,068)	(91)	(207,309)	207,400	—	—
Issuance of common stock	553,672	5,537	10,514,231	—	—	10,519,768
Cost of common stock issuance	—	—	(642,143)	—	—	(642,143)
Stock option exercises	118,508	1,185	(1,185)	—	—	—
Stock warrant exercises	404,923	4,049	2,318,442	—	—	2,322,491
Net loss for the period	—	—	—	—	(6,188,810)	(6,188,810)
Balance at June 30, 2018	6,153,266	$61,533	$54,949,370	$—	$(41,300,831)	$13,710,072

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

On  November 29, 2010, Contango Mining Company (“Contango Mining”), a wholly-owned subsidiary of Contango Oil & Gas Company (“Contango”), assigned its properties and certain other assets and liabilities to Contango. Contango contributed the properties and $3.5 million of cash to the Company, in exchange for approximately 1.6million shares of the Company’s common stock, which were distributed to Contango’s shareholders of record. The above transactions occurred among companies under common control and were accounted for as transactions among entities under common control, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” whereby the acquired assets and liabilities were recognized in the financial statements at their carrying amounts.

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Village Council”); and (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals. If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold, Inc. (“Royal Gold”). On  September 29, 2014, Juneau Exploration L.P. (“JEX”) sold its 3.0%production royalty to Royal Gold. See Note 12 - Related Party Transactions.

In  September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after  July 1, 2012.  On  September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 9 - Related Party Transactions.  If any properties acquired after July 1, 2012 are placed into commercial production, the Joint Venture Company would be obligated to pay Royal Gold a 2.0%production royalty.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to the JV LLCA between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. As of June 30, 2018, Royal Gold has contributed $31.7 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

The Company has completed eight years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company has completed one phase of drilling in 2018 on the Peak Gold Joint Venture Property. The Joint Venture Company has approved an exploration budget for calendar 2018 of $9.1 million.  As of June 30 2018, $4.6 million of the approved budget had been spent.

On  November 10, 2017, subsidiaries of Royal Gold and the Company entered into Amendment No. 1 to the JV LLCA, which, among other things, amended the JV LLCA to add certain claims, previously purchased by the Joint Venture Company.  The claims that were added consist of 541 unpatented state of Alaska mining claims over 84,840 acres for the exploration of gold ore and associated minerals (the “New Properties”).  In return for locating the New Properties and incurring all related expenses, the Joint Venture Company granted to a subsidiary of Royal Gold a 3.0% production royalty on (i) the New Properties, (ii) prior to  October 31, 2018, any additional properties contributed to the Joint Venture Company, and (iii) subsequent to  October 31, 2018, any additional properties contributed to the Joint Venture Company if Royal Gold earns a 40.0% interest in the Joint Venture Company (all such properties subject to the 3.0% production royalty, “Additional Properties”).  Royal Gold has earned a 40.0% membership interest in the Joint Venture Company by making the full $30.0 million investment pursuant to the JV LLCA, and therefore the subsidiary of Royal Gold will continue to receive the 3.0% production royalty on the Additional Properties after October 31, 2018.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2018 and June 30, 2017 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  June 30, 2018 or June 30, 2017.  The Tax Cuts and Jobs Act was signed into law on  December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of  June 30, 2018.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on  June 30, 2018 held a 60.0% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company's investment in Peak Gold, LLC as of June 30, 2018 and 2017 is zero. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

4. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $155,671 and $175,791 as of June 30, 2018 and 2017, respectively, related primarily to prepaid management fees and insurance costs.

5. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Year Ended June 30, 2018
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$6,188,810	5,675,366	$1.09

	Year Ended June 30, 2017
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$2,836,453	4,608,177	$0.62

Options and warrants to purchase 35,625 and 845,999 shares of common stock were outstanding as of June 30, 2018, and 2017, respectively. These options and warrants were not included in the computation of diluted earnings per share for the applicable fiscal year, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.

6. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  June 30, 2018, we had 6,153,266 shares of common stock outstanding, including 298,998 shares of unvested restricted stock. The Company also has options and warrants to purchase 35,625 shares of common stock outstanding as of  June 30, 2018. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  August 2018 and January 2020.

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

During fiscal year 2018, 580,999 warrants were exercised resulting in the issuance of 404,923 shares of common stock and total cash to the Company of $2.3 million.  All of the outstanding warrants have been exercised.

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

 Rights Plan

On December 19, 2012, the Company adopted a Rights Plan which was amended on  March 21, 2013,  September 29, 2014,  December 18, 2014,  November 11, 2015, and April 22, 2018. On  April 22, 2018, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into an Amendment No. 5 (the “Amendment”) to the Rights Plan.  The Amendment, among other things, amends the Rights Plan to (i) extend the term of the Rights Agreement for one year until  December 19, 2019; and (ii) decrease the stock ownership threshold at which the rights become exercisable from twenty-three percent (23%) to fifteen percent (15%), the original percentage when the Rights Plan was adopted in 2012.  The Amendment also provides for certain other conforming and technical amendments to the terms and provisions of the Rights Plan.  The Company has engaged advisors to assist in determining the strategic direction of the Company and its alternatives.

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

7. Formation of Joint Venture Company

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

At Closing, Royal Gold, as an initial contribution to the Joint Venture Company, contributed $5.0 million (the “Royal Gold Initial Contribution”). The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company. Therefore, at Closing, Royal Gold’s percentage interest in the Joint Venture Company equaled 0% and the Company’s percentage interest in the Joint Venture Company equaled 100%. In addition, as part of the Closing, Royal Gold paid the Company $750,000 which was utilized to partially reimburse the Company for costs and expenses incurred in the Transactions and is included as an expense reimbursement on our consolidated statements of operations.

The JV LLCA provides Royal Gold with the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30.0 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018. Now that Royal Gold has funded its full $30.0 million investment, it has a percentage interest of 40.0% in the Joint Venture Company, and the Company has a percentage interest of 60.0% in the Joint Venture Company. From inception through  June 30, 2018, Royal Gold has contributed approximately $31.7 million (inclusive of the Royal Gold Initial Contribution of $5.0 million) to the Joint Venture Company and earned a percentage interest of 40.0%.

The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Peak Gold Joint Venture Property.

Both the Company and Royal Gold will have the right to transfer each of their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the JV LLCA. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member will have the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Once Royal Gold has earned a 40.0% interest in the Joint Venture Company, it will have the additional right to require the Company to sell up to 20.0% of the Company’s interest in the Joint Venture Company in a sale of Royal Gold’s entire 40.0% interest to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell the relevant portion of its percentage interest to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company.  If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100.

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

8. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  June 30, 2018, Royal Gold has contributed approximately $31.7 million to the Joint Venture Company, and earned a cumulative interest of approximately 40.0%.  Therefore, as of  June 30, 2018, the Company holds a 60.0% interest in the Joint Venture Company. As of June 30, 2017, the Company held a 70.5% interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.  During fiscal year 2018 the Company contributed $2.6 million to the Joint Venture Company.  The Company did not make any contributions during fiscal year 2017.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to June 30, 2018:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at Inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC
—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance at June 30, 2018	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
ASSETS
Cash and cash equivalents	$2,628,195	$58,955
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$4,062,081	$1,492,841

LIABILITIES AND MEMBERS' (DEFICIT) EQUITY
Accounts payable and other liabilities	$2,403,257	$1,754,009
TOTAL LIABILITIES	2,403,257	1,754,009

MEMBERS' (DEFICIT) EQUITY	1,658,824	(261,168)
TOTAL LIABILITIES AND MEMBERS' (DEFICIT) EQUITY	$4,062,081	$1,492,841

The Company's share of the Joint Venture Company's results of operations for the year ended  June 30, 2018 was a loss of $5.8 million. The Company's share in the results of operations for the year ended June 30, 2017 was a loss of $10.3 million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of  June 30, 2018 and June 30, 2017, the Company's share of the Joint Venture Company's inception-to-date cumulative loss of $27.0 million and $21.2 million, respectively, exceeds the sum of the historical book value of our initial investment in Peak Gold, LLC, of $1.4 million and our subsequent contributions of $2.6 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of  June 30, 2018.  The investment also had a balance of zero at  June 30, 2017. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment which is $4.0 million. The portion of the cumulative loss that exceeds the Company's investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  June 30, 2018 are $22.9 million.

The following table presents the condensed results of operations for Peak Gold, LLC for the periods ended June 30, 2018 and 2017:

	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	June 30, 2018	June 30, 2017	June 30, 2018

EXPENSES:
Exploration expense	$7,652,107	$11,326,289	$28,510,255
General and administrative	1,741,791	2,034,507	5,578,697
Total expenses	9,393,898	13,360,796	34,088,952
NET LOSS	$9,393,898	$13,360,796	$34,088,952

9. Stock Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”), which was approved by shareholders on December 8, 2011. Under the 2010 Plan, the Board may issue up to 1,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. The maximum aggregate number of shares of common stock of the Company with respect to which grants may be made to any individual is 100,000 shares during any calendar year. Awards made under the 2010 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Stock-based compensation expense for the years ended June 30, 2018 and June 30, 2017 was $2,468,645 and $1,787,558, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3—“Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company's stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The total fair value of stock options vested in fiscal year 2018 and 2017 was approximately $0. As of June 30, 2018, the total unrecognized compensation cost related to nonvested stock options was $0. As of June 30, 2018 the stock options had a weighted average remaining life of 0.2 years.

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2018 and 2017, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2018		2017
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	265,000	$10.00	405,000	$10.24
Granted	—	$—	—	$—
Exercised	(229,375)	$10.00	(140,000)	$10.69
Forfeited	—	$—	—	$—
Cancelled	—	$—	—	$—
Outstanding, end of year	35,625	$10.01	265,000	$10.00
Aggregate intrinsic value	$454,937		$2,232,848

Exercisable, end of year	35,625	$10.01	265,000	$10.00
Aggregate intrinsic value	$454,937		$2.232,848

Available for grant, end of year	384,094		39,094

Weighted average fair value of options granted during the year (1)	$—		$—

_______________

(1) There were no options granted during the years ended June 30, 2018 and 2017.

The following table summarizes information regarding stock options granted under the Company's 2010 Plan that were outstanding at June 30, 2018:

			Options Outstanding			Options Exercisable
			Number of	Weighted		Number of	Weighted
			Shares	Average	Weighted	Shares	Average	Weighted
			Under	Remaining	Average	Under	Remaining	Average
Range of Exercise			Outstanding	Contractual	Exercise	Outstanding	Contractual	Exercise
Price			Options	Life	Price	Options	Life	Price
$10.00	-	$10.99	35,625	0.2	$10.01	35,625	0.2	$10.01

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to its former technical consultant, the owner of Avalon. In December 2013, the Company's directors, executives and technical consultant were granted an aggregate of 95,000 shares of restricted stock. All of the restricted stock from both of those grants are fully vested. In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant. In September 2015, the Company granted 85,000 shares to its executives, and in December 2015 the Company granted 40,000 shares to its non-executive directors.   In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. In  November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors, and in November 2017 the Company granted 155,000 restricted shares to its executives and non-executive directors.  As of June 30, 2018, there were 298,998 shares of such restricted stock that remained unvested.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual's restricted stock actually vests.

A summary of the Company’s restricted stock as of June 30, 2018 and June 30, 2017 and the change during the years then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2016	102,332	$4.54
Granted	175,000	$21.29
Vested	(78,335)	$10.22
Forfeited	—	$—
Nonvested balance at June 30, 2017	198,997	$17.03
Granted	155,000	$19.50
Vested	(54,999)	$11.72
Forfeited	—	$—
Nonvested balance at June 30, 2018	298,998	$19.12

As of June 30, 2018, the total compensation cost related to nonvested restricted share awards not yet recognized was $2,771,361. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

10. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company is required to spend $350,000 per year until July 15, 2018 in exploration costs. However, the Company's exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of June 30, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

11. Income Taxes

	Year Ended June 30,
	2018	2017
Income tax benefit at statutory tax rate	$(1,736,580)	$(992,759)
State tax benefit	(498,648)	(175,228)
Permanent differences	(81,455)	30,213
Stock based compensation	(251,074)	(41,218)
Impact of federal rate change	4,868,970	—
Valuation allowance for remeausurement and changes relating to the Tax Cuts and Jobs Act	(4,868,970)	—
Other valuation allowance	2,567,757	1,178,992
Income tax provision/(benefit)	$—	$—

The benefit for income taxes for the periods indicated below are comprised of the following:

Year Ended June 30,
	2018	2017
Current:
Federal	$—	$—
State	$—	$—
Deferred:
Federal	$—	$—
State	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2018	2017
Deferred tax asset:
Investment in the Joint Venture Company	$5,851,376	$8,747,508
State deferred tax assets	3,122,042	2,118,225
Stock option expenses	523,249	125,855
Net operating losses	2,454,203	3,260,495
Valuation allowance	(11,950,870)	(14,252,083)
Net deferred tax assets	$—	$—

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act"), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the fiscal year ending June 30, 2018. Our financial statements for the year ending June 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes. The Act became effective upon passage, so our statutory rate for the current fiscal year ending June 30, 2018 is a blended rate of 28.06%. Due to the Company’s valuation allowance position and as a result of changes in tax law and rates under the Act, the Company recorded a net tax benefit due primarily to the remeasurement of deferred tax assets and liabilities from 35% to 21%. The valuation allowance decreased by $4.9 million in the fiscal year ending June 30, 2018 due to the changes in tax laws and rates under the Act and increased by $2.6 million for normal operations.

The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. We have calculated the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing. We will continue to gather and evaluate the income tax impact of the Act. The ultimate impact of the Act on our reported results in the fiscal year ending June 30, 2018 and beyond may differ, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Act.

During fiscal year 2018, we had a change in our valuation allowance of approximately $2.3 million. At June 30, 2018, we have U.S. federal tax loss carry-forwards of approximately $11.7 million. These net operating loss carry-forwards ("NOL") will begin expiring in 2031. Use of NOLs, however, may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2018. The Company experienced an ownership change on March 22, 2013.  Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

12. Related Party Transactions

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

On  April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.2% of the Company’s outstanding common stock at a price of $26 per share, subject to certain adjustments. Royal Gold is the parent company of Royal Alaska LLC, CORE’s joint venture partner in the Joint Venture Company.