Form 10-Q
period 2018-09-30
Contango ORE, Inc.
filed 2018-11-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 13, 2018 was 6,372,779.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	September 30, 2018	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$11,674,985	$13,810,805
Prepaid expenses and other	166,015	155,671
Total current assets	11,841,000	13,966,476
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$11,841,000	$13,966,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$167,913	$11,192
Accrued liabilities	103,347	245,212
Total current liabilities	271,260	256,404
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,172,779 shares issued and outstanding at September 30, 2018; 6,153,266 shares issued and outstanding at June 30, 2018	61,728	61,533
Additional paid-in capital	55,694,243	54,949,370
Accumulated deficit	(44,186,231)	(41,300,831)
SHAREHOLDERS’ EQUITY	11,569,740	13,710,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,841,000	$13,966,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2018	2017
EXPENSES:
General and administrative expense	$(993,433)	$(679,785)
Total expenses	(993,433)	(679,785)
OTHER INCOME/(EXPENSE):
Interest income	58,033	11,149
Loss from equity investment in Peak Gold, LLC (Note 4)	(1,950,000)	—
NET LOSS	$(2,885,400)	$(668,636)
LOSS PER SHARE
Basic and diluted	$(0.47)	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,155,695	4,903,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,885,400)	$(668,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	745,068	417,738
Loss from equity investment in Peak Gold, LLC	1,950,000	—
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other	(10,344)	5,753
Increase/(decrease) in accounts payable and accrued liabilities	14,856	(1,736)
Net cash used in operating activities	(185,820)	(246,881)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(1,950,000)	—
Net cash used by investing activities	(1,950,000)	—
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,135,820)	(246,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,810,805	5,191,749
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,674,985	$4,944,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	6,153,266	$61,533	$54,949,370	$(41,300,831)	$13,710,072
Stock-based compensation	—	—	745,069	—	745,069
Stock option exercises	19,513	195	(195)	—	—
Net loss for the period	—	—	—	(2,885,400)	(2,885,400)
Balance at September 30, 2018	6,172,779	$61,728	$55,694,244	$(44,186,231)	$11,569,741

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

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Village Council”); and (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals.  Juneau Exploration L.P. (“JEX”) initially retained a 3.0% production royalty on contributed properties.  On September 29, 2014, JEX sold its 3.0% production royalty to Royal Gold, Inc. (“Royal Gold”). See Note 9 - Related Party Transactions.  If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012.  On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 9 - Related Party Transactions.  If any properties acquired after July 1, 2012 are placed into commercial production, the Joint Venture Company will be obligated to pay Royal Gold a 2.0% production royalty relating to those properties.

On September 29, 2014, the Company entered into a Master Agreement (the “Master Agreement”) with Royal Gold, pursuant to which the parties agreed, subject to the satisfaction of various closing conditions, to form a joint venture to advance exploration and development of the Peak Gold Joint Venture Property (defined below), prospective for gold ore and associated minerals (the “Transactions”). The Transactions closed on January 8, 2015 (the “Closing”).

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of  September 30, 2018, Royal Gold has contributed approximately $33.0 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

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

The Company has completed eight years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company completed one phase of drilling in 2018 on the Peak Gold Joint Venture Property. The Joint Venture Company has approved an exploration budget for calendar 2018 of $10.7 million.  As of September 30 2018, $9.2 million of the approved budget had been spent.

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2018 and June 30, 2018 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  September 30, 2018 or June 30, 2018.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of September 30, 2018.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2018 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of September 30, 2018 and June 30, 2018 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  September 30, 2018, Royal Gold has contributed approximately $33.0 million to the Joint Venture Company, and earned a cumulative economic interest of 40.0%.  As of  September 30, 2018, the Company held a 60.0% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to September 30, 2018:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	1,950,000
Loss from equity investment in Peak Gold, LLC	(1,950,000)
Investment balance at September 30, 2018	$—

The following table presents the condensed balance sheet for the Joint Venture Company as of  September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
ASSETS
Cash and cash equivalents	$122,343	$2,628,195
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$1,556,229	$4,062,081

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$1,232,736	$2,403,257
TOTAL LIABILITIES	1,232,736	2,403,257
MEMBERS’ EQUITY	323,493	1,658,824
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,556,229	$4,062,081

    The Company’s share of the Joint Venture Company’s results of operations for the three months ended  September 30, 2018 was a loss of approximately $2.75 million.  The Company’s share in the results of operations for the three months ended September 30, 2017 was a loss of approximately $2.2 million.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  September 30, 2018 and June 30, 2018, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $29.7 million and $27.0 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  September 30, 2018 and June 30, 2018. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage interest in the Joint Venture Company.  Failure to make such additional capital contributions would cause the Company's ownership in the Joint Venture Company to be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment which was approximately $6.0 million as of September 30, 2018. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  September 30, 2018 are approximately $23.7 million. The following table presents the condensed results of operations for Joint Venture Company for the three month periods ended  September 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Period from Inception January 8, 2015 to
	September 30, 2018	September 30, 2017	September 30, 2018
EXPENSES:
Exploration expense	$3,554,798	$2,842,102	$32,065,053
General and administrative	1,030,533	521,249	6,609,230
Total expenses	4,585,331	3,363,351	38,674,283
NET LOSS	$4,585,331	$3,363,351	$38,674,283

5. Prepaid Expenses and other

  The Company has prepaid expenses of $166,015 and $155,671 as of September 30, 2018 and June 30, 2018, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2018			2017
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,885,400)	6,155,695	$(0.47)	$(668,636)	4,903,851	$(0.14)
Diluted Loss per Share:
Net loss attributable to common stock	$(2,885,400)	6,155,695	$(0.47)	$(668,636)	4,903,851	$(0.14)

 No options or warrants to purchase shares of common stock were outstanding as of September 30, 2018.  Options and warrants to purchase 35,625 shares of common stock were outstanding June 30, 2018. These options and warrants were not included in the computation of diluted earnings per share for each of the three month periods ended September 30, 2018 and 2017 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  September 30, 2018, we had 6,172,779 shares of common stock outstanding, including 272,332 shares of unvested restricted stock.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2019 and January 2020.

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

Royal Gold serves as manager of the Joint Venture Company (the “Manager”) and will initially manage, direct, and control the operations of the Joint Venture Company.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018 Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through  September 30, 2018, Royal Gold has contributed approximately $33.0 million (inclusive of the Royal Gold Initial Contribution of $5 million).  The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) have been used by the Joint Venture Company to fund further exploration activities on the Peak Gold Joint Venture Properties.

Now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, pursuant to the terms of the JV LLCA, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100.

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

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in the Private Placement to Purchasers pursuant to the Stock Purchase Agreement dated as of October 23, 2017 (the “Purchase Agreement”), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company is using the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC (“Petrie”) acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  JEX, which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

      On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding common stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018 and October 4, 2018.  As of October 4, 2018 Royal Gold reported beneficial ownership of approximately 13.2% of the Company's outstanding common stock.  Royal Gold is the parent company of Royal Alaska LLC, CORE’s joint venture partner in the Joint Venture Company.

10. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of Common Stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  September 30, 2018, there were 272,332 shares of unvested restricted common stock outstanding and zero options to purchase shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the three months ended  September 30, 2018 was $745,068. Stock-based compensation expense for the three months ended  September 30, 2017 was $417,738.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

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

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of  September 30, 2018, there were 9,000 shares of such restricted stock that remained unvested.

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

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of  September 30, 2018, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vests over two years, beginning with one-third vesting on the date of grant. As of  September 30, 2018, all of the restricted stock from this grant was fully vested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vests over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of  September 30, 2018, there were 20,000 shares of such restricted stock that remained unvested.

 In  November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of  September 30, 2018, there were 75,000 shares of such restricted stock that remained unvested.

 In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of  September 30, 2018, there were 155,000 shares of such restricted stock that remained unvested.

As of  September 30, 2018, the total compensation cost related to unvested awards not yet recognized was $2,026,293. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

Stock Options. The option awards listed in the table below have been granted to directors, executives and consultants of the Company:

Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (7)	Expiration Date
September 2011 (1)	50,000	$13.13	Vested over two years, beginning with one-third on the grant date.	September 2016
July 2012 (2)	100,000	$10.25	Vested over two years, beginning with one-third on the grant date.	July 2017
December 2012 (3)	250,000	$10.20	Vested over two years, beginning with one-third on the grant date.	December 2017
June 2013 (4)	37,500	$10.00	Vested Immediately	June 2018
July 2013 (5)	5,000	$10.00	Vested Immediately	July 2018
September 2013 (6)	37,500	$10.01	Vested Immediately	September 2018
September 2013 (6)	15,000	$10.01	Vested over two years, beginning with one-third on the grant date.	September 2018

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

(7) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest. The Company’s Compensation Committee determined that the Transactions do not constitute a change of control under the Amended Equity Plan.

During the quarter ended September 30, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  There were no stock option exercises during the quarter ended September 30, 2017.    The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of  September 30, 2018, there were no stock options outstanding. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

 A summary of the status of stock options granted under the Amended Equity Plan as of September 30, 2018 and changes during the three months then ended, is presented in the table below:

Three Months Ended September 30, 2018
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2018	35,625	$10.01
Granted	—	—
Exercised	35,625	$10.01
Forfeited	—	—
Outstanding, September 30, 2018	—	$—
Aggregate intrinsic value	$—
Exercisable, end of period	—	$—
Aggregate intrinsic value	$—
Available for grant, end of period	—

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2018-2019 assessment year totaled $227,460. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

Royal Gold Royalties. The Joint Venture Company is obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain other properties.

12. Subsequent Events

On November 12, 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2018, previously filed with the SEC.

Cautionary Statement about Forward-Looking Statements

  Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Any statement that is not historical fact is a forward -looking statement.  These include such matters as:

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2018, these factors include among others:

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of September 30, 2018, the Joint Venture Company leased or controlled over an estimated 850,000 acres for the exploration of gold ore and associated minerals.

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

Contango Mining acquired an interest in properties from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 3.0% overriding royalty interest in the properties granted to JEX.  JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold (the “Royalty Purchase Agreement”), JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX.  In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC (the “Joint Venture Company”) and contributed to the Joint Venture Company the Peak Gold Joint Venture Property near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “JV LLCA”).

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of September 30, 2018, Royal Gold has contributed $33.0 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment have been and will be used by the Joint Venture Company for additional exploration of the property it controls.  Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced.  As of September 30, 2018, the Company has approximately $11.7 million of cash, cash equivalents, and short term investments.  A capital budget of $10.7 million has been approved for the calendar 2018 Exploration Program for the Joint Venture Company, of which the Company’s share is approximately $6.1 million.  Of the $6.1 million, the Company's remaining contribution for 2018 is approximately $0.7 million as of the date of this filing.  The Company contributed approximately $2.0 million to the Joint Venture Company during the quarter ended September 30, 2018, and currently holds a 60.0% interest in the Joint Venture Company. The Company intends to participate for its full interest in the exploration program for 2018.

Properties

  Since 2009, the Company’s primary focus has been the exploration of a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) and almost all of the Company’s resources have been directed to that end. All significant work presently conducted by the Company has been directed at exploration of the Tetlin Lease and increasing understanding of the characteristics of, and economics of, any mineralization. There are no known quantifiable mineral reserves on the Tetlin Lease or any of the Company’s other properties as defined by the SEC Industry Guide 7.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of September 30, 2018:

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. As of September 30, 2018, Royal Gold has earned a 40% interest in the Joint Venture Company, and therefore continues to serve as its Manager.  Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of September 30, 2018, the Company’s directors and executives beneficially own approximately 14.4% of the Company’s common stock. An additional 12.8% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to a former technical consultant. All of the restricted stock from this grant is fully vested.

In December 2013, the Company’s directors, executives, and a former technical consultant were granted an aggregate of 95,000 shares of restricted stock. The restricted stock vested over two years, beginning with one-third vesting on the date of grant.  All of the restricted stock granted in December 2013 is fully vested.

In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements were modified. The final one-third of the grant will now vest in January 2019. As of September 30, 2018, there were 9,000 shares of such restricted stock that remained unvested.

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

In September 2015, the Company granted 85,000 restricted shares of common stock to its executives. The restricted stock was originally set to vest over two years, beginning with one-third vesting on the date of grant. In September 2016, the restricted stock agreements for two executives were modified such that the final one-third of their restricted stock grant will vest in January 2019. As of September 30, 2018, there were 13,332 shares of such restricted stock that remained unvested.

In December 2015, the Company granted 40,000 restricted shares of common stock to two of its non-executive directors. The restricted stock vested over two years, beginning with one-third vesting on the date of grant. All of the restricted stock granted in December 2015 is fully vested.

In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. A portion of the restricted stock granted vested over two years, beginning one-third on the date of grant. The remainder of the restricted stock granted vests in January 2019. As of September 30, 2018, there were 20,000 shares of such restricted stock that remained unvested.

 In November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors. The restricted stock granted vests in January 2019. As of September 30, 2018, there were 75,000 shares of such restricted stock that remained unvested.

In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of September 30, 2018, there were 155,000 shares of such restricted stock that remained unvested.

As of September 30, 2018, the total compensation cost related to unvested awards not yet recognized was $2,026,293. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

Stock Options. As of the date of this report, the option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company:

Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (7)	Expiration Date
September 2011 (1)	50,000	$13.13	Vested over two years, beginning with one-third on the grant date.	September 2016
July 2012 (2)	100,000	$10.25	Vested over two years, beginning with one-third on the grant date.	July 2017
December 2012 (3)	250,000	$10.20	Vested over two years, beginning with one-third on the grant date.	December 2017
June 2013 (4)	37,500	$10.00	Vested Immediately	June 2018
July 2013 (5)	5,000	$10.00	Vested Immediately	July 2018
September 2013 (6)	37,500	$10.01	Vested Immediately	September 2018
September 2013 (6)	15,000	$10.01	Vested over two years, beginning with one-third on the grant date.	September 2018

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

(7) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest. The Company’s Compensation Committee determined that the Transactions do not constitute a change of control under the Amended Equity Plan.

During the quarter ended September 30, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  There were no stock option exercises during the quarter ended September 30, 2017.

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

The State of Alaska government owns public lands. Mineral resource exploration, development and production are administered primarily by the State Department of Natural Resources. Ownership of the subsurface mineral estate, including alluvial and lode mineral rights, can be acquired by staking a 40 acre or 160 acre mining claim, which right is granted under Alaska Statute Sec. 38.05.185 to 38.05.275, as amended. The State of Alaska government continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. A mining claim is subject to annual assessment work requirements, the payment of annual rental fees and royalties due to the State of Alaska after commencement of commercial production. Both private fee-land and unpatented mining claims and related rights, including rights to use the surface, are subject to permitting requirements of federal, state, tribal and local governments.

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

The Joint Venture Management Committee has approved a budget for calendar year 2018 of $10.7 million, of which the Company’s share is approximately $6.1 million.  As of September 30, 2018, the Joint Venture Company had spent approximately $9.2 million of the approved budget. The 2018 exploration program was completed in October 2018.  The budget included an extensive 74 line kilometers of ground geophysics program utilizing both Induced Polarization (“IP”) and Titan EM techniques.  Surveys were carried out on targets within an 8-kilometer radius of Main Peak to identify targets similar to Main and North Peak.  Titan EM surveys were carried out on three targets identified from airborne magnetics surveys as porphyry type signatures.  The program tested a number of targets within an 8 kilometer radius of the Main Peak deposit.  In addition to the exploration work, during the 2018 exploration program, the Joint Venture conducted engineering studies along with metallurgical testing to support the completion of a Preliminary Economic Assessment of the Company's Main Peak and North Peak resource areas near Tok, Alaska.

From inception to September 30, 2018, the Joint Venture Company has incurred $38.7 million in exploration program expenditures. As of September 30, 2018, Royal Gold had funded a total of $33.0 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through September 30, 2018, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
	Total	49,099	2,355	5,648	1,300	1,501	284,262	6,537	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2018 Exploration Program - Phase I. During the quarter ending September 30, 2018, 3.5 line-kilometers of IP surveys, 35.0 line-kilometers of Titan DCIP/MT surveys and 4,427 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.6 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 2,177 meters in six holes in the North Saddle Area, 1,403 meters in six holes in Copper Hill, 207 meters in two holes in 2 O’clock, 261 meters in one hole in 8 O’clock, 180 meters in one hole in Main Peak and 200 meters in one northeast of North Peak.  In the 2018 field season, 6,189 meters of drilling in 28 holes were completed.

Metallurgical testing of 19 composite samples from the Main Peak deposit were completed and showed good metallurgical response to direct cyanidation.  The Main Peak testing along with previously completed metallurgical testing on North Peak were used as the basis for the Preliminary Economic Assessment completed in September.

The map below depicts the location of the core holes drilled in the 8 O'clock, 2 O'clock, Main Peak and North Saddle zones during the September quarter:

Explanation
Drill collar - 2018
Drill collar - 2015-2017
Drill collar - pre 2015
Road
0
180
360
Meters
18441-18442
18440
North Saddle
18443
18429
18421-18425
18438-18439
2 O'clock
18426
18431
18418-18420
18427
18428
8 O'clock
18430
18444
North Peak
Main Peak
18445

Significant Drill Intercepts from the 2018 Phase I Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete Phase I of the 2018 Program:

Drillhole	Zone	From (meters)	To (meters)	Interval (meters)	Au g/t	Au_opt	Ag g/t	Cu %
TET18421	Two O'clock	41.14	42.86	1.72	1.18	.034	39.7	0.025
TET18430	Eight O'clock	124.05	124.66	0.61	3.11	.091	38.3	0.213
TET18433	Copper Hill	112	113.77	1.77	8.08	.236	5.4	0.036
TET18440	North Saddle	179.88	181.52	1.64	1.48	.043	0.6	0.003
TET18440	North Saddle	231.46	233.58	2.12	0.95	.028	2.6	0.014
TET18440	North Saddle	307.4	310.47	3.07	0.69	.020	15.8	0.013
TET18443	North Saddle	84.92	88.26	3.34	0.87	.025	15.8	0.021
TET18443	North Saddle	96.92	98.43	1.51	1.11	.032	18.7	0.023
TET18443	North Saddle	196.04	199.4	3.36	1.13	.033	142.3	0.139
TET18443	North Saddle	285.86	288.75	2.89	0.83	.024	22.5	0.060
TET18443	North Saddle	353.11	355.18	2.07	0.95	.028	15.8	0.062
TET18443	North Saddle	422.58	425.23	2.65	0.73	.021	3.9	0.017
TET18445	Main Peak	83.6	162.73	79.13	0.59	.017	45.8	0.938
Including	Main Peak	103.07	115.46	12.39	3.14	.092	16.4	0.475

2018 Exploration Program - Phase I (continued). During the quarter ending June 30, 2018, 30.6 line-kilometers of IP surveys, 10.6 line-kilometers of Titan DCIP/MT surveys and 1,762 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.0 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 1,518 meters in ten holes in the 2 O’clock area and 244 meters in two holes in the 8 O’clock area.  To date, the Joint Venture Company has also completed 1,370 meters of core drilling at Copper Hill, and is currently drilling the North Saddle Zone for porphyry prospects.

Metallurgical testing of 19 composite samples from the Main Peak orebody and 19 composite samples from the North Peak orebody have been the subject of ongoing metallurgical testing in support of the Preliminary Economic Evaluation completed in September.  Test results support the processing of Main and North Peak materials in a conventional gold processing plant using cyanide.

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

A total of 363 pan concentrate, 364 stream sediment and 5 grab rock samples were collected over the Noah and southern Eagle claims in July and early August. Results from these efforts were received in the third quarter of 2017 and revealed three large areas where anomalous gold, arsenic, and copper were concentrated.  Gold, arsenic and copper in steams sediment samples range up to 377 ppb, 161 ppm and 412 ppm, respectively. Gold, arsenic and copper in pan cons range up to 9,929 ppb, 803 ppm and 206 ppm, respectively.

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

2017 Exploration Program - Phase II.   The Phase II exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 9,761 meters (32,038 feet) in 44 holes. The Joint Venture Company spent an estimated $4.7 million, during the quarter ended June 30, 2017, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling, through the end of July, consisted of exploration drilling West Peak (461 meters), West Peak Extension (2,603 meters), Discovery (1,034 meters), 7 O’clock (1,443 meters), New Moon (1,398 meters), Waterpump (1,161 meters), Main Peak (570 meters) and North Peak (1,095).  Soils auger sampling and IP geophysical surveys were conducted in the Chief Danny area. Stream sediment and pan concentrate samples were collected across the Noah group of claims.  The 2017 Phase II program was completed July 31, 2017, and statistics represent the full Phase II program.

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

2017 Exploration Program - Phase I. During the quarter ending September 30, 2017, exploration drilling was completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaling 5,236 meters (17,179 feet) in 47 holes. The Joint Venture Company spent an estimated $2.8 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Drilling consisted of infilling and expanding the mineralized zone in North Peak totaling 3,703 meters, target testing in West Peak totaling 282 meters and target testing of True Blue Moon totaling 1,251 meters.

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

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. The President of Avalon is Curtis J. Freeman who graduated from the College of Wooster, Ohio, with a B.A. degree in Geology (1978) and graduated from the University of Alaska with an M.S. degree in Economic Geology (1980). From 1980 to the present Mr. Freeman has been actively employed in various capacities in the mining industry in numerous locations in North America, Central America, South America, New Zealand and Africa. Avalon’s team of engineers and geoscientists combined with its geographic information systems (“GIS”) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Avalon’s exploration team has identified or conducted discovery drilling on several gold deposits in Alaska and has completed digital GIS compilations of the Tintina Gold Belt, a regional-scale mineral province stretching from southwest Alaska to the southern Yukon Territory. Avalon also has experience exploring for copper, nickel and platinum group elements (“Cu-Ni-PGE”) deposits and also created a comprehensive GIS compilation of Cu-Ni-PGE prospects in Alaska, an internally-owned database that contains data on over 200 PGE occurrences in Alaska.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the Tetlin Lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, Additional Properties and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from any other properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2018-2019 assessment year, claims rentals totaled $227,460. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2018 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of September 30, 2018 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2018 and 2017 were $993,433 and $679,785, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $745,068 of stock-based compensation expense for the three months ended September 30, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $417,738 of stock-based compensation expense for the three months ended September 30, 2017, related to restricted stock granted to our officers and directors in November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in Peak Gold, LLC.  The loss from the Company's equity investment in Peak Gold, LLC for the three months ended September 30, 2018 and 2017 was $1,950,000 and $0, respectively.  Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  However, the Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment. The Company invested $1,950,000 million in the Joint Venture Company during the three months ended September 30, 2018, and $0 during the three months ended September 30, 2017.   The portion of the cumulative loss that exceeds the Company's cumulative investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  September 30, 2018 are $23.7 million.

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

As of September 30, 2018, the Company has approximately $11.7 million of cash, cash equivalents, and short term investments.  A capital budget of $10.7 million has been approved for the calendar 2018 Exploration Program for the Joint Venture Company, of which the Company’s share will be approximately $6.1 million.  To date, the Company has funded $5.4 million of its share of the approved 2018 budget.  During the quarter ended September 30, 2018, the Joint Venture Company spent approximately $4.6 million of the approved budget.  On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each purchaser named therein.  Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, at an aggregate purchase price of $250,800, in the Private Placement on the same terms and conditions as all other purchasers.  The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

                On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of September 30, 2018, Royal Gold had funded approximately $33.0 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment have been used by the Joint Venture Company for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

  Now that Royal Gold has funded $30 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  Now that Royal Gold has earned a percentage interest of 40% in the Joint Venture Company, it has the option to require the Company to sell up to an additional 20% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40% to a bona fide third party purchaser.

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

Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2018, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2018, other than updating the risk factor below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s common stock is thinly traded.

As of September 30, 2018, there were approximately 6.2 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 14.4% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.8% of our common stock.  As of October 4, 2018, Royal Gold reported beneficial ownership of approximately 13.2% of our common stock.  Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company's common stock is thinly traded (average trading volume of 528 shares of common stock per day for fiscal year 2018), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (6)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (7)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

4.9	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the Purchasers named therein. (10)

4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.(11)

4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the Purchasers named therein.(12)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	Warrant, dated as of March 22, 2013, issued by Contango ORE, Inc. in favor of the Holders named therein. (5)

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholder parties thereto.(7)

101	Interactive Data Files†

†	Filed herewith.

*	Management contract or compensatory plan or agreement.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

6.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

7.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2016.

11.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 13, 2018	By:	/s/ JOHN B. JUNEAU
John B. Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)