Form 10-Q
period 2018-12-31
Contango ORE, Inc.
filed 2019-02-07
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-35770

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	27-3431051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 925 77098 HOUSTON, TEXAS (Address of principal executive offices) (Zip code)

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of February 7, 2019 was 6,357,113.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	December 31, 2018	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$10,428,232	$13,810,805
Prepaid expenses and other	106,664	155,671
Total current assets	10,534,896	13,966,476
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$10,534,896	$13,966,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,324	$11,192
Accrued liabilities	54,663	245,212
Total current liabilities	64,987	256,404
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,357,113 shares issued and outstanding at December 31, 2018; 6,153,266 shares issued and outstanding at June 30, 2018	63,571	61,533
Additional paid-in capital	56,478,299	54,949,370
Accumulated deficit	(46,071,961)	(41,300,831)
SHAREHOLDERS’ EQUITY	10,469,909	13,710,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,534,896	$13,966,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
EXPENSES:
General and administrative expense	$(1,103,750)	$(808,344)	$(2,097,183)	$(1,476,980)
Total expenses	(1,103,750)	(808,344)	(2,097,183)	(1,476,980)
OTHER INCOME/(EXPENSE):
Interest income	58,020	—	116,053	—
Loss from equity investment in Peak Gold, LLC (Note 4)	(840,000)	—	(2,790,000)	—
NET LOSS	$(1,885,730)	$(808,344)	$(4,771,130)	$(1,476,980)
LOSS PER SHARE
Basic and diluted	$(0.30)	$(0.14)	$(0.77)	$(0.28)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,260,796	5,650,321	6,209,042	5,289,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,771,130)	$(1,476,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,530,967	998,117
Loss from equity investment in Peak Gold, LLC	2,790,000	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	49,007	50,231
Decrease in accounts payable and accrued liabilities	(191,417)	(6,495)
Net cash used in operating activities	(592,573)	(435,127)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(2,790,000)	—
Net cash used by investing activities	(2,790,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from warrant exercises and capital raise, net	—	11,065,116
Net cash provided by financing activities	—	11,065,116
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,382,573)	10,629,989
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,810,805	5,191,749
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,428,232	$15,821,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	6,153,266	$61,533	$54,949,370	$(41,300,831)	$13,710,072
Stock-based compensation	—	—	1,530,967	—	1,530,967
Restricted stock activity	184,334	1,843	(1,843)	—	—
Stock option exercises	19,513	195	(195)	—	—
Net loss for the period	—	—	—	(4,771,130)	(4,771,130)
Balance at December 31, 2018	6,357,113	$63,571	$56,478,299	$(46,071,961)	$10,469,909

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

The Company is in an exploration stage.  The Company’s fiscal year end is June 30.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the joint venture by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of  December 31, 2018, Royal Gold has contributed approximately $33.0 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

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

On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into an Amendment No. 2 (the “Amendment”) to the JV LLCA.  The Amendment, among other things, (i) defines certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allows CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) creates a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (iv) creates a drag right in a transfer by Royal Alaska of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. If Royal Alaska, LLC exercises this right, CORE Alaska, LLC will be obligated to sell 20% of the membership interest or interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Alaska, LLC.

The Company has completed eight years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company completed one phase of drilling in 2018 on the Peak Gold Joint Venture Property. The Joint Venture Company had an exploration budget for calendar 2018 of $10.7 million.  Actual expenditures for calendar year 2018 for the Joint Venture Company were $10.1 million.

The Company has retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold has retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Peak Gold Project’s properties in Alaska. The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2018 and June 30, 2018 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  December 31, 2018 or June 30, 2018.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of December 31, 2018.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2018 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of December 31, 2018 and June 30, 2018 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  December 31, 2018, Royal Gold has contributed approximately $33.6 million to the Joint Venture Company, and earned a cumulative economic interest of 40.0%.  As of  December 31, 2018, the Company held a 60.0% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to December 31, 2018:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	2,790,000
Loss from equity investment in Peak Gold, LLC	(2,790,000)
Investment balance at December 31, 2018	$—

The following table presents the condensed balance sheet for the Joint Venture Company as of  December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
ASSETS
Cash and cash equivalents	$316,909	$2,628,195
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$1,750,795	$4,062,081

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$911,969	$2,403,257
TOTAL LIABILITIES	911,969	2,403,257
MEMBERS’ EQUITY	838,826	1,658,824
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,750,795	$4,062,081

    The Company’s share of the Joint Venture Company’s results of operations for the three and six months ended December 31, 2018 was a loss of approximately $0.5 million and $3.3 million, respectively.  The Company’s share in the results of operations for the three and six months ended December 31, 2017 was a loss of approximately $0.9 million. and $3.0 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  December 31, 2018 and June 30, 2018, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $30.2 million and $27.0 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  December 31, 2018 and June 30, 2018. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage interest in the Joint Venture Company.  Failure to make such additional capital contributions would cause the Company's ownership in the Joint Venture Company to be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment which was approximately $6.8 million as of December 31, 2018. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  December 31, 2018 are approximately $23.4 million. The following table presents the condensed results of operations for Joint Venture Company for the three and six month periods ended  December 31, 2018 and 2017:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period from Inception January 8, 2015 to
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018
EXPENSES:
Exploration expense	$675,796	$1,186,445	$4,230,592	$4,094,520	$32,740,849
General and administrative	208,871	236,723	1,239,406	691,999	6,818,101
Total expenses	884,667	1,423,168	5,469,998	4,786,519	39,558,950
NET LOSS	$884,667	$1,423,168	$5,469,998	$4,786,519	$39,558,950

5. Prepaid Expenses and other

  The Company has prepaid expenses of $106,664 and $155,671 as of December 31, 2018 and June 30, 2018, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended December 31,
	2018			2017
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,885,730)	6,260,796	$(0.30)	$(808,344)	5,650,321	$(0.14)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,885,730)	6,260,796	$(0.30)	$(808,344)	5,650,321	$(0.14)

	Six Months Ended December 31,
	2018			2017
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(4,771,130)	6,209,042	$(0.77)	$(1,476,980)	5,289,934	$(0.28)
Diluted Loss per Share:
Net loss attributable to common stock	$(4,771,130)	6,209,042	$(0.77)	$(1,476,980)	5,289,934	$(0.28)

 No options or warrants to purchase shares of common stock were outstanding as of December 31, 2018.  Options and warrants to purchase 35,625 shares of common stock were outstanding June 30, 2018. These options and warrants were not included in the computation of diluted earnings per share for each of the three and six month periods ended December 31, 2018 and 2017 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  December 31, 2018, we had 6,357,113 shares of common stock outstanding, including 456,666 shares of unvested restricted stock.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2020 and January 2021.

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

 Rights Plan

On December 19, 2012, the Company adopted a Rights Plan which was amended on March 21, 2013, September 29, 2014, December 18, 2014,  November 11, 2015, and April 22, 2018.  On April 22, 2018, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into an Amendment No. 5 (the “Amendment”) to the Rights Plan.  The Amendment, among other things, amends the Rights Plan to (i) extend the term of the Rights Agreement for one year until December 19, 2019; and (ii) decrease the stock ownership threshold at which the rights become exercisable from twenty-three percent (23%) to fifteen percent (15%), which is the same as the original percentage when the Rights Plan was adopted in 2012.  The Amendment also provides for certain other conforming and technical amendments to the terms and provisions of the Rights Plan.  The Company has engaged advisors to assist in determining the strategic direction of the Company and its alternatives.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018 Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through  December 31, 2018, Royal Gold has contributed approximately $33.6 million (inclusive of the Royal Gold Initial Contribution of $5 million).  The proceeds of Royal Gold’s contributions to the Joint Venture Company (including the Royal Gold Initial Contribution) were used to fund further exploration activities on the Peak Gold Joint Venture Properties.

Pursuant to the terms of the JV LLCA, the members contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100.  The JV LLCA was amended in January 2019 (see Note 12 Subsequent Events).

The Company and Royal Gold have the right to transfer their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the JV LLCA. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member has the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company, or up to 20% of the interest in a specified resource area in a sale of Royal Gold’s entire interest in the resource area, to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest or interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

      On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding common stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018, October 4, 2018, and January 22, 2018.  As of January 22, 2018 Royal Gold reported beneficial ownership of approximately 12.7% of the Company's outstanding common stock.  Royal Gold is the parent company of Royal Alaska LLC, CORE’s joint venture partner in the Joint Venture Company.

The Company has retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold. Royal Gold has retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Peak Gold Project’s properties in Alaska. The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

10. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of Common Stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  December 31, 2018, there were 456,666 shares of unvested restricted common stock outstanding and zero options to purchase shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the three and six months ended  December 31, 2018 was $785,999 and 1,530,967, respectively. Stock-based compensation expense for the three and six months ended  December 31, 2017 was $580,379 and $998,117, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of  December 31, 2018, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  December 31, 2018, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of December 31, 2018, there were 146,666 shares of such restricted stock that remained unvested.

As of  December 31, 2018, the total compensation cost related to unvested awards not yet recognized was $4,267,492. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the quarter ended December 31, 2018.  During the six months ended December 31, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  During the six months ended December 31, 2017, the Company's current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of  December 31, 2018, there were no stock options outstanding. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

 A summary of the status of stock options granted under the Amended Equity Plan as of December 31, 2018 and changes during the three months then ended, is presented in the table below:

Six Months Ended December 31, 2018
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2018	35,625	$10.01
Granted	—	—
Exercised	35,625	$10.01
Forfeited	—	—
Outstanding, December 31, 2018	—	$—
Aggregate intrinsic value	$—
Exercisable, end of period	—	$—
Aggregate intrinsic value	$—
Available for grant, end of period	—

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

12. Subsequent Events

On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into an Amendment No. 2 (the “Amendment”) to the JV LLCA.  The Amendment, among other things, (i) defines certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allows CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) creates a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (iv) creates a drag right in a transfer by Royal Alaska of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. If Royal Alaska, LLC exercises this right, CORE Alaska, LLC will be obligated to sell 20% of the membership interest or interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Alaska, LLC.

In February 2019, the Company entered into Retention Agreements with its Chief Executive Officer, Chief Financial Officer, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs.  The Company's Chief Executive Officer and Chief Financial Officer will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2018, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of our industry;
•	Risks related to title to properties; and
•	Ability to consummate the joint sale process.

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of December 31, 2018, the Joint Venture Company leased or controlled over an estimated 850,000 acres for the exploration of gold ore and associated minerals.

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

Contango Mining acquired an interest in properties from Juneau Exploration, L.P., (“JEX”) in exchange for $1 million and a 3.0% overriding royalty interest in the properties granted to JEX.  JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold, JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX.  In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC (the “Joint Venture Company”) and contributed to the Joint Venture Company the Peak Gold Joint Venture Property near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “JV LLCA”).

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of December 31, 2018, Royal Gold has contributed $33.0 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. The proceeds of Royal Gold’s investment have been and will be used for additional exploration of the property it controls.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced.  As of December 31, 2018, the Company had approximately $10.4 million of cash, cash equivalents, and short term investments.  A capital budget of $10.7 million was approved for the calendar 2018 Exploration Program for the Joint Venture Company, of which the Company’s share was approximately $6.1 million. Actual expenditures for calendar year 2018 for the Joint Venture Company were $10.1 million, of which the Company contributed $5.4 million, including $0.8 million contributed by the Company to the Joint Venture Company during the quarter ended December 31, 2018. The Company  currently holds a 60.0% interest in the Joint Venture Company.

The Company has retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold has retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Peak Gold Project’s properties in Alaska. The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of December 31, 2018:

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. As of December 31, 2018, Royal Gold has earned a 40% interest in the Joint Venture Company, and therefore continues to serve as its Manager.  Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2018, the Company’s directors and executives beneficially own approximately 16.6% of the Company’s common stock. An additional 12.4% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of December 31, 2018, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  December 31, 2018, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of December 31, 2018, there were 146,666 shares of such restricted stock that remained unvested.

As of December 31, 2018, the total compensation cost related to unvested awards not yet recognized was $4,346,692. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the quarter ended December 31, 2018.  During the six months ended December 31, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  During the six months ended December 31, 2017, the Company's current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.

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

The Joint Venture Management initiated a calendar year 2018 exploration program with an approved budget of $10.7 million, of which the Company’s share was approximately $6.1 million.  As of December 31, 2018, the Joint Venture Company had spent approximately $10.1 million of the approved budget. The 2018 exploration program was completed in October 2018.  The Company contributed $5.4 million to the Joint Venture Company during calendar year 2018.  The budget included an extensive 74 line kilometers of ground geophysics program utilizing both Induced Polarization (“IP”) and Titan EM techniques.  Surveys were carried out on targets within an 8-kilometer radius of Main Peak to identify targets similar to Main and North Peak and two targets in the southeaster part of the Tetlin Lease, Copper Hill and Taixtsalda.  Titan EM surveys were carried out on three targets identified from airborne magnetics surveys as porphyry type signatures.  The program drill tested a number of targets within an 8 kilometer radius of the Main Peak deposit.  In addition to the exploration work, during the 2018 exploration program, the Joint Venture conducted engineering studies along with metallurgical testing to support the completion of a Preliminary Economic Assessment of the Company’s Main Peak and North Peak resource areas near Tok, Alaska.

From inception to December 31, 2018, the Joint Venture Company has incurred $39.6 million in exploration program expenditures. As of December 31, 2018, Royal Gold had funded a total of $33.6 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through December 31, 2018, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

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

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2018 Exploration Program - Phase I. During the quarter ending December 31, 2018 the Joint Venture Company spent an estimated $0.9 million on program activities, including metallurgical testing, geochemical data analyses, landholding fees and other related expenses.  During the quarter ending September 30, 2018, 3.5 line-kilometers of IP surveys, 35.0 line-kilometers of Titan DCIP/MT surveys and 4,427 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.6 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 2,177 meters in six holes in the North Saddle Area, 1,403 meters in six holes in Copper Hill, 207 meters in two holes in 2 O’clock, 261 meters in one hole in 8 O’clock, 180 meters in one hole in Main Peak and 200 meters in one northeast of North Peak.  In the 2018 field season, 6,189 meters of drilling in 28 holes were completed.

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

Metallurgical testing of 19 composite samples from the Main Peak orebody and 19 composite samples from the North Peak orebody have been the subject of ongoing metallurgical testing in support of the Preliminary Economic Evaluation completed in September.  Test results support the economic processing of Main and North Peak materials in a conventional gold processing plant using traditional mining methods.

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

2017 Exploration Program - Phase III.   The Phase III exploration drilling completed by the Joint Venture Company on the Peak Gold Joint Venture Property totaled 2,966 meters (9,731 feet) in 16 holes. The Joint Venture Company spent an estimated $4.7 million, during the quarters ended September 30 and December 31, 2017 combined, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Phase III drilling consisted of exploration drilling West Peak and West Peak Extension (1,707 meters), 7 O’clock (203 meters), Forks (729 meters), and North Peak (327).  The 2017 Phase III program was completed October 18, 2017, and statistics represent the full Phase III program.

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

Community Affairs

 In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one year period, which has been extended for an additional two year period under the same terms. Under the extended Support Agreement the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018.   The Support Agreement was extended a second time for an additional two year period under the same terms.  Under the second extension, the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of December 31, 2018, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

In February 2019, the Company entered into Retention Agreements with its Chief Executive Officer, Chief Financial Officer, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs.  The Company's Chief Executive Officer and Chief Financial Officer will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2018 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of December 31, 2018 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2018 and 2017 were $1,103,750 and $808,344, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $785,999 of stock-based compensation expense for the three months ended December 31, 2018, related to restricted stock granted to our officers and directors in November 2018, November 2017, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $580,379 of stock-based compensation expense for the three months ended December 31, 2017, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended December 31, 2018 and 2017 was $840,000 and $0, respectively.  Pursuant to the terms of the JV LLCA, he Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  However, the Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment. The Company invested $840,000 million in the Joint Venture Company during the three months ended December 31, 2018, and $0 during the three months ended December 31, 2017.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2018 are $23.4 million.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2018 and 2017 were $2,097,183 and $1,476,980, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $1,530,967 of stock-based compensation expense for the six months ended December 31, 2018, related to restricted stock granted to our officers and directors in December 2018, November 2018, November 2017, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $998,117 of stock-based compensation expense for the six months ended December 31, 2017, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the six months ended December 31, 2018 and 2017 was $2,790,000 and $0, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  However, the Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment. The Company invested $2,790,000 million in the Joint Venture Company during the six months ended December 31, 2018, and $0 during the six months ended December 31, 2017.   The portion of the cumulative loss that exceeds the Company's cumulative investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2018 are $23.4 million.

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

As of December 31, 2018, the Company had approximately $10.4 million of cash, cash equivalents, and short term investments.  A capital budget of $10.7 million was approved for the calendar 2018 Exploration Program for the Joint Venture Company, of which the Company’s share was approximately $6.1 million.  Actual calendar year 2018 expenses were $10.1 million, of which the Company funded $5.4 million.  During the quarter ended December 31, 2018, the Joint Venture Company spent approximately $0.9 million of the approved budget.  On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each purchaser named therein.  Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, at an aggregate purchase price of $250,800, in the Private Placement on the same terms and conditions as all other purchasers.  The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

                On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of December 31, 2018, Royal Gold had funded approximately $33.6 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company or up to 20% of the interest in a specified resource area in a sale of Royal Gold’s entire interest in the resource area to a bona fide third party purchaser. If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest or interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2018, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2018, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s common stock is thinly traded.

As of December 31, 2018, there were approximately 6.4 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 16.6% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.4% of our common stock.  As of January 22, 2018, Royal Gold reported beneficial ownership of approximately 12.7% of our common stock.  Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company's common stock is thinly traded (average trading volume of 548 shares of common stock per day for fiscal year 2018), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

The Company's interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.  In addition, now that Royal Gold has earned a percentage interest of 40.0% in the Joint Venture Company, the Company’s interest in the Joint Venture Company may also be reduced if Royal Gold exercises its right to require the Company to sell up to 20.0% of (i) the interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest in the Joint Venture Company, or (ii) the interest in a certain resource area defined in the Amendment no. 2 to the JV LLCA in a sale by Royal Gold of its entire interest in the resource area to a bona fide third party purchaser.

We may not be successful in negotiating and consummating a strategic transaction and our process of considering such strategic options could adversely affect our business, financial condition, and results of operations.

We have retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on potential strategic options, including a joint sale process with our joint venture partner, Royal Gold, for the sale directly or indirectly of up to 100% of the Joint Venture Company’s properties in Alaska. We intend to effect any transaction through the sale of our common stock. Royal Gold and its advisor, Scotia Capital Inc., will initially take the lead in the joint sale process. There are no assurances that any specific strategic alternatives will be pursued or successful. Further, the incurrence of expenses or additional capital contributions to maintain our percentage interest in the Joint Venture Company may exceed our current plans and expectations, which could require us to complete a transaction. This process could create uncertainty concerning our business and the Joint Venture Company’s business, regardless of whether the strategic process is completed, and poses other risks to our business, including:

•

the possibility of disruption to the business and operations of the Joint Venture Company, including diversion of significant management time and resources towards the completion of the strategic process;

•	impairment of our ability, and the ability of the Joint Venture Company, to retain key personnel;
•	Joint Venture Company’s difficulties maintaining relationships with employees, customers, suppliers and other business partners;
•	restrictions on our business operations and ability to explore strategic alternatives under any definitive agreement we may enter into as a result of this process; and
•	potential future stockholder litigation relating to the strategic process that could prevent or delay the process, and increase our costs and expenses.

If any of the foregoing risks were realized, our business, financial condition and results of operations could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 7, 2019, the Company entered into Retention Agreements with its Chief Executive Officer, Chief Financial Officer, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. Payments by the Company under the Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs.  The Company's Chief Executive Officer and Chief Financial Officer will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

This description of the Retention Agreements for each of the Company's Chief Executive Officer and Chief Financial Officer does not purport to be complete and is qualified in its entirety by reference to the full text of such Retention Agreements, which are attached hereto as Exhibit 10.3 and Exhibit 10.4.

Item 6. Exhibits

(a)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (6)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (7)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

4.9	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the Purchasers named therein. (10)

4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.(11)

4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the Purchasers named therein.(12)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	Amendment No. 2 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of January 18, 2019, between CORE Alaska, LLC and Royal Alaska, LLC. (14)

10.3	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau†*

10.4	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Leah Gaines†*

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholder parties thereto.(7)

101	Interactive Data Files†

†	Filed herewith.

*	Management contract or compensatory plan or agreement.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

6.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

7.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2016.

11.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018.

14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 7, 2019	By:	/s/ JOHN B. JUNEAU
John B. Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2019	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)