Form 10-Q
period 2019-03-31
Contango ORE, Inc.
filed 2019-05-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(713) 877-1311

(Registrant’s telephone number, including area code)

              Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CTGO	OTCQB

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 13, 2019 was 6,357,113.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 Item 1 - Financial Statements

	March 31, 2019 (unaudited)	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$9,777,480	$13,810,805
Prepaid expenses and other	197,578	155,671
Total current assets	9,975,058	13,966,476
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$9,975,058	$13,966,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$151,676	$11,192
Accrued liabilities	64,187	245,212
Total current liabilities	215,863	256,404
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,357,113 shares issued and outstanding at March 31, 2019; 6,153,266 shares issued and outstanding at June 30, 2018	63,571	61,533
Additional paid-in capital	57,203,269	54,949,370
Accumulated deficit	(47,507,645)	(41,300,831)
SHAREHOLDERS’ EQUITY	9,759,195	13,710,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,975,058	$13,966,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
EXPENSES:
General and administrative expense	$(1,070,916)	$(906,282)	$(3,168,099)	$(2,383,262)
Total expenses	(1,070,916)	(906,282)	(3,168,099)	(2,383,262)
OTHER INCOME/(EXPENSE):
Interest income	55,232	—	171,285	—
Loss from equity investment in Peak Gold, LLC (Note 4)	(420,000)	—	(3,210,000)	—
NET LOSS	$(1,435,684)	$(906,282)	$(6,206,814)	$(2,383,262)
LOSS PER SHARE
Basic and diluted	$(0.23)	$(0.15)	$(0.99)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,357,113	6,000,946	6,257,512	5,523,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,206,814)	$(2,383,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,255,937	1,730,112
Loss from equity investment in Peak Gold, LLC	3,210,000	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	(41,907)	(12,993)
Decrease in accounts payable and accrued liabilities	(40,541)	(80,313)
Net cash used in operating activities	(823,325)	(746,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(3,210,000)	—
Net cash used by investing activities	(3,210,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from warrant exercises and capital raise, net	—	12,200,116
Net cash provided by financing activities	—	12,200,116
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(4,033,325)	11,453,660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,810,805	5,191,749
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,777,480	$16,645,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	6,153,266	$61,533	$54,949,370	$(41,300,831)	$13,710,072
Stock-based compensation	—	—	2,255,937	—	2,255,937
Restricted stock activity	184,334	1,843	(1,843)	—	—
Stock option exercises	19,513	195	(195)	—	—
Net loss for the period	—	—	—	(6,206,814)	(6,206,814)
Balance at March 31, 2019	6,357,113	$63,571	$57,203,269	$(47,507,645)	$9,759,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of  March 31, 2019, Royal Gold has contributed approximately $33.9 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  Once Royal Gold funded $30 million, the Company and Royal Gold began, and will continue, to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company.  The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property. Pursuant to the JV LLCA, Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

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

On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into an Amendment No. 2 (the “Amendment”) to the JV LLCA to outline rights of the parties in a joint sale process by the Company and Royal Gold and make certain other clarifying changes. The Amendment, among other things, (i) defines certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allows CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) in connection with the joint sale process by the Company and Royal Gold, creates (a) a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (b) a drag right in a transfer by Royal Alaska, LLC of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. If Royal Alaska, LLC exercises its drag right, CORE Alaska, LLC will be obligated to sell 20% of the membership interest or, only as a result of the joint sale process by the Company and Royal Gold, interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Alaska, LLC.

The Company has completed nine years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company has approved an exploration budget for calendar 2019 of $6.9 million, of which the Company would need to fund 60.0% or approximately $4.1 million, to maintain its current level of interest in the Joint Venture Company.

The Company has retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold has retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Joint Venture Company’s properties in Alaska. This process is currently ongoing.  The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2019 and June 30, 2018 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  March 31, 2019 or June 30, 2018.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of March 31, 2019.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2019 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold currently serves as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of March 31, 2019 and June 30, 2018 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Recently Issued Accounting Pronouncements.  In August 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU“) No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this standard, however it had no impact on its consolidated statement of cash flows.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  March 31, 2019, Royal Gold has contributed approximately $33.9 million to the Joint Venture Company, and earned a cumulative economic interest of 40.0%.  As of  March 31, 2019, the Company held a 60.0% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to March 31, 2019:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	3,210,000
Loss from equity investment in Peak Gold, LLC	(3,210,000)
Investment balance at March 31, 2019	$—

The following table presents the condensed balance sheet for the Joint Venture Company as of  March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
ASSETS
Cash and cash equivalents	$134,158	$2,628,195
Mineral properties	1,433,886	1,433,886
TOTAL ASSETS	$1,568,044	$4,062,081

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$375,773	$2,403,257
TOTAL LIABILITIES	375,773	2,403,257
MEMBERS’ EQUITY	1,192,271	1,658,824
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,568,044	$4,062,081

    The Company’s share of the Joint Venture Company’s results of operations for the three and nine months ended March 31, 2019 was a loss of approximately $0.2 million and $3.5 million, respectively.  The Company’s share in the results of operations for the three and nine months ended March 31, 2018 was a loss of approximately $0.3 million. and $3.4 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  March 31, 2019 and June 30, 2018, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $30.4 million and $27.0 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  March 31, 2019 and June 30, 2018. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage interest in the Joint Venture Company.  Failure to make such additional capital contributions would cause the Company's ownership in the Joint Venture Company to be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment which was approximately $7.2 million as of March 31, 2019. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  March 31, 2019 are approximately $23.2 million. The following table presents the condensed results of operations for Joint Venture Company for the three and nine month periods ended  March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from Inception January 8, 2015 to
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018	March 31, 2019
EXPENSES:
Exploration expense	$215,930	$356,092	$4,403,170	$4,450,614	$32,956,779
General and administrative	130,625	207,352	1,413,383	902,178	6,948,726
Total expenses	346,555	563,444	5,816,553	5,352,792	39,905,505
NET LOSS	$346,555	$563,444	$5,816,553	$5,352,792	$39,905,505

5. Prepaid Expenses and other

  The Company has prepaid expenses of $197,578 and $155,671 as of March 31, 2019 and June 30, 2018, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2019			2018
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,435,684)	6,357,113	$(0.23)	$(906,282)	6,000,946	$(0.15)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,435,684)	6,357,113	$(0.23)	$(906,282)	6,000,946	$(0.15)

	Nine Months Ended March 31,
	2019			2018
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(6,206,814)	6,257,512	$(0.99)	$(2,383,262)	5,523,810	$(0.43)
Diluted Loss per Share:
Net loss attributable to common stock	$(6,206,814)	6,257,512	$(0.99)	$(2,383,262)	5,523,810	$(0.43)

 No options or warrants to purchase shares of common stock were outstanding as of March 31, 2019.  Options and warrants to purchase 35,625 shares of common stock were outstanding June 30, 2018. These options and warrants were not included in the computation of diluted earnings per share for each of the three and nine month periods ended March 31, 2019 and 2018 because they are anti-dilutive as a result of the Company’s net loss for all periods presented.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  March 31, 2019, we had 6,357,113 shares of common stock outstanding, including 456,666 shares of unvested restricted stock.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2020 and January 2021.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018 Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through  March 31, 2019, Royal Gold has contributed approximately $33.9 million (inclusive of the Royal Gold Initial Contribution of $5 million).  Once Royal Gold funded $30 million, the Company and Royal Gold began, and will continue, to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company.  The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property.

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

The Company and Royal Gold have the right to transfer their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the JV LLCA. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member has the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company, or up to 20% of the interest in a specified resource area in a sale of Royal Gold’s entire interest in the resource area, to a bona fide third party purchaser as a result of the joint sale process by the Company and Royal Gold. If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest or interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

Furthermore, On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into an Amendment No. 2 (the “Amendment”) to the JV LLCA to outline rights of the parties in a joint sale process by the Company and Royal Gold and make certain other clarifying changes. The Amendment, among other things, (i) defines certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allows CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) in connection with the joint sale process by the Company and Royal Gold, creates (a) a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (b) a drag right in a transfer by Royal Alaska, LLC of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. If Royal Alaska, LLC exercises its drag right, CORE Alaska, LLC will be obligated to sell 20% of the membership interest or, only as a result of the joint sale process by the Company and Royal Gold, interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Alaska, LLC.

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

On October 23, 2017, the Company completed the Private Placement described in Note 7 - Shareholder's Equity.  JEX, which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

      On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding common stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018, October 4, 2018, and January 22, 2019.  As of January 22, 2019 Royal Gold reported beneficial ownership of approximately 12.7% of the Company's outstanding common stock.  Royal Gold is the parent company of Royal Alaska LLC, CORE’s joint venture partner in the Joint Venture Company.

The Company has retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold. Royal Gold has retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Peak Gold Project’s properties in Alaska. This process is currently ongoing.  The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

10. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of Common Stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  March 31, 2019, there were 456,666 shares of unvested restricted common stock outstanding and zero options to purchase shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the three and nine months ended  March 31, 2019 was $724,970 and 2,255,937, respectively. Stock-based compensation expense for the three and nine months ended  March 31, 2018 was $731,995 and $1,730,112, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of  March 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  March 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of March 31, 2019, there were 146,666 shares of such restricted stock that remained unvested.

As of  March 31, 2019, the total compensation cost related to unvested awards not yet recognized was $3,745,105. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the quarter ended March 31, 2019.  During the nine months ended March 31, 2019 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  During the nine months ended March 31, 2018, the Company's current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of  March 31, 2019, there were no stock options outstanding. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

 A summary of the status of stock options granted under the Amended Equity Plan as of March 31, 2019 and changes during the nine months then ended, is presented in the table below:

Nine Months Ended March 31, 2019
	Shares Under Options	Weighted Average Exercise Price
Outstanding, June 30, 2018	35,625	$10.01
Granted	—	—
Exercised	35,625	$10.01
Forfeited	—	—
Outstanding, March 31, 2019	—	$—
Aggregate intrinsic value	$—
Exercisable, end of period	—	$—
Aggregate intrinsic value	$—
Available for grant, end of period	—

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

Retention Agreements. In February 2019, the Company entered into Retention Agreements with its Chief Executive Officer, Chief Financial Officer, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs.  The Company's Chief Executive Officer and Chief Financial Officer will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of March 31, 2019, the Joint Venture Company leased or controlled over an estimated 850,000 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of March 31, 2019, Royal Gold has contributed $33.9 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. Once Royal Gold funded $30 million, the Company and Royal Gold began, and will continue, to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company.  The proceeds of the investment have been and will be used for additional exploration of the property it controls.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced.  As of March 31, 2019, the Company had approximately $9.8 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 Exploration Program for the Joint Venture Company, of which the Company’s share was approximately $4.1 million. The budget includes surface recon geochemistry, new IP data over new and existing exploration leads, permitting activities on the Peak/North Peak resource areas, and approximately 5,000 meters of new drilling on exploration prospects that is planned for an August 2019 start date.  The Joint Venture’s technical team has identified both porphyry and skarn type exploration prospects following a comprehensive review of all data collected over the past 10 years on the project.  Last year’s drilling program was the first attempt to drill for porphyry type deposits, and while no new commercial deposits of copper or gold were found, the information obtained did establish correlations of mineralized zones found in core holes (including sporadic gold, silver, and copper) with surface IP, airborne magnetics and resistivity, surface obtained Titan geophysics, surface geochemistry, and other data that will be incorporated into this year’s drilling efforts.  A 2019 Phase II drilling effort would be contingent upon the results obtained from the IP, and geochemical survey results obtained in Phase I.  Actual expenditures for calendar year 2019 for the Joint Venture Company were $0.3 million as of March 31, 2019.  The Company contributed $0.4 million to the Joint Venture Company during the quarter ended March 31, 2019. The Company  currently holds a 60.0% interest in the Joint Venture Company.

The Company has retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold has retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Joint Venture Company's properties in Alaska. This process is currently ongoing.  The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of March 31, 2019:

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor in 2014, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. As of March 31, 2019, Royal Gold has earned a 40% interest in the Joint Venture Company, and therefore continues to serve as its Manager.  Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of March 31, 2019, the Company’s directors and executives beneficially own approximately 16.6% of the Company’s common stock. An additional 12.4% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of March 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  March 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of March 31, 2019, there were 146,666 shares of such restricted stock that remained unvested.

As of March 31, 2019, the total compensation cost related to unvested awards not yet recognized was $3,745,105. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the quarter ended March 31, 2019.  During the nine months ended March 31, 2019 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  During the nine months ended March 31, 2018, the Company's current executives, directors, and consultants cashless exercised 190,000 stock options resulting in the issuance of 93,026 shares of common stock to the exercising parties and no proceeds to the Company.

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

Tribal lands are those lands that are under control by sovereign Native American tribes, such as land constituting the Tetlin Lease or Alaska Native corporations established by the Alaska Native Claims Settlement Act of 1971. Areas that show promise for exploration and mining can be leased from or joint ventured with the tribe controlling the land, including land constituting the Tetlin Lease.

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

  The Joint Venture Company initiated its exploration efforts with a summer 2015 exploration program on the Tetlin Lease. The work program anticipated spending $5 million with a possible expansion of the work program in early fall if drilling results warranted further work. The drilling program included exploration targets that were helicopter-supported at the Tors, Saddle, North Saddle and Saddle Skarn targets and road-supported work at the Peak Zone area. Most of the initial work program (Phase I) was completed by early August with assay results received by early September. On August 31, 2015, the Joint Venture Company approved a budget of up to approximately $4 million for additional exploration work to be completed before the drilling season ended in October 2015 and incurred aggregate cost of approximately $6.8 million for the calendar 2015 exploration program.

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

The Joint Venture Management initiated a calendar year 2018 exploration program with an approved budget of $10.7 million, of which the Company’s share was approximately $6.1 million. The 2018 exploration program was completed in October 2018.  The Company contributed $5.4 million to the Joint Venture Company during calendar year 2018.  The budget included an extensive 74 line kilometers of ground geophysics program utilizing both Induced Polarization (“IP”) and Titan EM techniques.  Surveys were carried out on targets within an 8-kilometer radius of Main Peak to identify targets similar to Main and North Peak and two targets in the southeaster part of the Tetlin Lease, Copper Hill and Taixtsalda.  Titan EM surveys were carried out on three targets identified from airborne magnetics surveys as porphyry type signatures.  The program drill tested a number of targets within an 8-kilometer radius of the Main Peak deposit.  In addition to the exploration work, during the 2018 exploration program, the Joint Venture conducted engineering studies along with metallurgical testing to support the completion of a Preliminary Economic Assessment of the Company’s Main Peak and North Peak resource areas near Tok, Alaska.

The Joint Venture approved an exploration budget for calendar 2019 of $6.9 million, of which the Company's share was approximately $4.1 million.  The program consists of 35 line kilometers of ground geophysics program utilizing IP and 2,000 soil samples within the greater Chief Danny area. A further program of reconnaissance work is planned for the Hona and Eagle claims blocks to follow up stream sediment sampling work completed in 2017.  The reconnaissance work will involve field mapping and sampling where an estimated 1,500 rock chip samples and 500 soil samples are planned to be collected.  A 5,000 meter drilling program is planned for later in the exploration season after prospects have been advanced with soil sampling and geophysical surveys.  The budget also includes funding to initiate a program of surface and groundwater characterization to support future permitting efforts.

From inception to March 31, 2019, the Joint Venture Company has incurred $39.9 million in exploration program expenditures. As of March 31, 2019, Royal Gold had funded a total of $33.9 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.

The exploration effort on the Tetlin Lease has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Noah and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Peak Gold Joint Venture Property, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Joint Venture Property.

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through March 31, 2019, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

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

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

During the quarter ending March 31, 2019 the Joint Venture Company spent an estimated $0.3 million on program activities, including metallurgical testing, geochemical data analyses, landholding fees and other related expenses.

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

The map below depicts the location of the core holes drilled in the 8 O'clock, 2 O'clock, Main Peak and North Saddle zones:

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

Drillhole	Zone	From (meters)	To (meters)	Interval (meters)	Au g/t	Au_opt	Ag g/t	Cu %
TET18421	Two O'clock	41.14	42.86	1.72	1.18	.034	39.7	0.025
TET18430	Eight O'clock	124.05	124.66	0.61	3.11	.091	38.3	0.213
TET18433	Copper Hill	112.00	113.77	1.77	8.08	.236	5.4	0.036
TET18440	North Saddle	179.88	181.52	1.64	1.48	.043	0.6	0.003
TET18440	North Saddle	231.46	233.58	2.12	0.95	.028	2.6	0.014
TET18440	North Saddle	307.40	310.47	3.07	0.69	.020	15.8	0.013
TET18443	North Saddle	84.92	88.26	3.34	0.87	.025	15.8	0.021
TET18443	North Saddle	96.92	98.43	1.51	1.11	.032	18.7	0.023
TET18443	North Saddle	196.04	199.4	3.36	1.13	.033	142.3	0.139
TET18443	North Saddle	285.86	288.75	2.89	0.83	.024	22.5	0.060
TET18443	North Saddle	353.11	355.18	2.07	0.95	.028	15.8	0.062
TET18443	North Saddle	422.58	425.23	2.65	0.73	.021	3.9	0.017
TET18445	Main Peak	83.60	162.73	79.13	0.59	.017	45.8	0.938
Including	Main Peak	103.07	115.46	12.39	3.14	.092	16.4	0.475

2018 Exploration Program - Phase I (continued). During the quarter ending June 30, 2018, 30.6 line-kilometers of IP surveys, 10.6 line-kilometers of Titan DCIP/MT surveys and 1,762 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.0 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 1,518 meters in ten holes in the 2 O’clock area and 244 meters in two holes in the 8 O’clock area.  To date, the Joint Venture Company has also completed 1,370 meters of core drilling at Copper Hill, and has drilled the North Saddle Zone for porphyry prospects.

Nineteen composite samples from the Main Peak orebody and 19 composite samples from the North Peak orebody were the subject of ongoing metallurgical testing in support of the Preliminary Economic Evaluation completed in September.  Test results support the economic processing of Main and North Peak materials in a conventional gold processing plant using traditional mining methods.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2019 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of March 31, 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2019 and 2018 were $1,070,916 and $906,282, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $724,970 of stock-based compensation expense for the three months ended March 31, 2019, related to restricted stock granted to our officers and directors in November 2018, November 2017, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $731,995 of stock-based compensation expense for the three months ended March 31, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended March 31, 2019 and 2018 was $420,000 and $0, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  The Company invested $420,000 million in the Joint Venture Company during the three months ended March 31, 2019, and $0 during the three months ended March 31, 2018.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2019 are $23.2 million.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2019 and 2018 were $3,168,099 and $2,383,262, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $2,255,937 of stock-based compensation expense for the nine months ended March 31, 2019, related to restricted stock granted to our officers and directors in December 2018, November 2018, November 2017, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $1,730,112 of stock-based compensation expense for the nine months ended March 31, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, January 2015, and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the nine months ended March 31, 2019 and 2018 was $3,210,000 and $0, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests to avoid dilution. The Company invested $3,210,000 million in the Joint Venture Company during the nine months ended March 31, 2018, and $0 during the nine months ended March 31, 2018.   The portion of the cumulative loss that exceeds the Company's cumulative investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2019 are $23.2 million.

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

As of March 31, 2019, the Company had approximately $9.8 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 Exploration Program for the Joint Venture Company, of which the Company’s share was approximately $4.1 million.    During the quarter ended March 31, 2019, the Joint Venture Company spent approximately $0.3 million of the approved budget.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

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

             On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of March 31, 2019, Royal Gold had funded approximately $33.9 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company or up to 20% of the interest in a specified resource area in a sale of Royal Gold’s entire interest in the resource area to a bona fide third party purchaser as a result of the joint sale process by the Company and Royal Gold. If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest or, only as a result of the joint sale process by the Company and Royal Gold, interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

As of March 31, 2019, there were approximately 6.4 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 16.6% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.4% of our common stock.  As of January 22, 2019, Royal Gold reported beneficial ownership of approximately 12.7% of our common stock.  Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company's common stock is thinly traded (average trading volume of 548 shares of common stock per day for fiscal year 2018), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

The Company's interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.  The Joint Venture Company has approved an exploration budget for calendar 2019 of $6.9 million, of which the Company would need to fund 60.0%, or approximately $4.1 million,m to maintain its current level of interest in the Joint Venture Company.  If the Company elects not to, or is unable to contribute its proportionate share of the approved exploration budget, its interest in the Joint Venture Company will be reduced.

In addition, now that Royal Gold has earned a percentage interest of 40.0% in the Joint Venture Company, the Company’s interest in the Joint Venture Company may also be reduced if Royal Gold exercises its right to require the Company to sell up to 20.0% of (i) the interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest in the Joint Venture Company, or (ii) the interest in a certain resource area defined in the Amendment no. 2 to the JV LLCA in a sale by Royal Gold of its entire interest in the resource area to a bona fide third party purchaser as a result of the joint sale process by the Company and Royal Gold.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (6)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (7)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (13)

4.9	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the Purchasers named therein. (10)

4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.(11)

4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the Purchasers named therein.(12)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	Amendment No. 2 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of January 18, 2019, between CORE Alaska, LLC and Royal Alaska, LLC. (14)

10.3	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau†(15)

10.4	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Leah Gaines†(15)

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholder parties thereto.(7)

101	Interactive Data Files*

*	Filed herewith.

†	Management contract or compensatory plan or agreement.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

6.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

7.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2016.

11.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018.

14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2019.

15.	Filed as an exhibit to the Company's report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 13, 2019	By:	/s/ JOHN B. JUNEAU
John B. Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)