Form 10-K
period 2019-06-30
Contango ORE, Inc.
filed 2019-08-28
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019

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

None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 per share

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

As of December 31, 2018 the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCQB) was $53,240,933. As of August 28, 2019, there were 6,357,113 shares of the registrant’s common stock outstanding.

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures and the availability of future financing;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on the Peak Gold Joint Venture Property;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company's ability to fund its business with current cash reserves based on currently planned activities;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

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

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Form 10-K for some of the important factors that could affect the Company’s financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

PART I

Item 1.     BUSINESS

Overview

Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of June 30, 2019, the Joint Venture Company leased or controlled over an estimated 850,000 acres for the exploration of gold ore and associated minerals.

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

Contango Mining acquired an interest in properties from Juneau Exploration, L.P. (“JEX”), in exchange for $1 million and a 3.0% overriding royalty interest in the properties granted to JEX. JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold, JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX. In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC (the “Joint Venture Company”) and contributed to the Joint Venture Company the Peak Gold Joint Venture Property (as defined below) near Tok, Alaska, together with other personal property (the “Contributed Assets”) with a historical cost of $1.4 million and an agreed value of $45.7 million (the “Contributed Assets Value”). At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “JV LLCA”).

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of June 30, 2019, Royal Gold has contributed $34.5 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. Once Royal Gold funded $30 million, the Company and Royal Gold began, and will continue, to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company.  The proceeds of the investment are used for additional exploration of the property it controls.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced.  As of June 30, 2019, the Company had approximately $8.6 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 Exploration Program for the Joint Venture Company, of which the Company’s share is approximately $4.1 million. The Company intends to fully participate in the 2019 exploration program. The budget includes surface recon geochemistry, new IP data over new and existing exploration leads, environmental baseline data collection in support of future permitting, permitting activities on the Peak/North Peak resource areas, and approximately 5,000 meters of new drilling on exploration prospects which began in mid-August.  The Joint Venture’s technical team has identified both porphyry and skarn type exploration prospects following a comprehensive review of all data collected over the past 10 years on the project.  Last year’s drilling program was the first attempt to drill for porphyry type deposits, and while no new commercial deposits of copper or gold were found, the information obtained did establish correlations of mineralized zones found in core holes (including sporadic gold, silver, and copper) with surface IP, airborne magnetics and resistivity, surface obtained Titan geophysics, surface geochemistry, and other data that will be incorporated into this year’s drilling efforts.  The extent of the 2019 drilling effort is contingent upon the results obtained from the IP, and geochemical survey results obtained earlier in the season.  Actual expenditures for calendar year 2019 for the Joint Venture Company were $2.1 million as of June 30, 2019.  The Company contributed $4.1 million to the Joint Venture Company during the fiscal year ended June 30, 2019. The Company  currently holds a 60.0% interest in the Joint Venture Company.

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

The Tetlin Lease originally had a ten-year term beginning July 2008, which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company will be obligated to pay a production royalty to the Tetlin Tribal Council, which varies from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Tribal Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of June 30, 2019:

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor in 2014, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. As of June 30, 2019, Royal Gold has earned a 40% interest in the Joint Venture Company, and therefore continues to serve as its Manager.  Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. Initially, the Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of June 30, 2019, the Company’s directors and executives beneficially owned approximately 16.6% of the Company’s common stock. An additional 12.4% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

The State of Alaska government owns public lands. Mineral resource exploration, development and production are administered primarily by the State Department of Natural Resources. Ownership of the subsurface mineral estate, including alluvial and lode mineral rights, can be acquired by staking a 40-acre or 160-acre mining claim, which right is granted under Alaska Statute Sec. 38.05.185 to 38.05.275, as amended. The State of Alaska government continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. A mining claim is subject to annual assessment work requirements, the payment of annual rental fees and royalties due to the State of Alaska after commencement of commercial production. Both private fee-land and unpatented mining claims and related rights, including rights to use the surface, are subject to permitting requirements of Federal, State, Tribal and local governments.

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

Avalon is a Fairbanks, Alaska based mineral exploration consulting firm, which has conducted mineral exploration in Alaska since 1985. The President of Avalon is Curtis J. Freeman who graduated from the College of Wooster, Ohio, with a B.A. degree in Geology (1978) and graduated from the University of Alaska with an M.S. degree in Economic Geology (1980). From 1980 to the present, Mr. Freeman has been actively employed in various capacities in the mining industry in numerous locations in North America, Central America, South America, New Zealand and Africa. Avalon’s team of engineers and geoscientists combined with its geographic information systems (GIS) database allows Avalon to synthesize existing geological, geochemical and geophysical data and identify specific target areas for ground evaluation and/or acquisition. Avalon’s exploration team has identified or conducted discovery drilling on several gold deposits in Alaska and has completed digital GIS compilations of the Tintina Gold Belt, a regional-scale mineral province stretching from southwest Alaska to the southern Yukon Territory. Avalon also has experience exploring for copper, nickel and platinum group elements (“Cu-Ni-PGE”) deposits and also created a comprehensive GIS compilation of Cu-Ni-PGE prospects in Alaska, an internally-owned database that contains data on over 200 PGE occurrences in Alaska.

Services Provided by Tetlin Village Members

Since the start of the term of the Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin residents during the Joint Venture Company’s project exploration programs. During the Company's exploration programs, there were typically 10 to 15 Tetlin residents working on the Joint Venture Company's project employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

Community Affairs

In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one year period, which has been extended two times, each time for an additional two year period and under the same terms. Under the extended Support Agreement the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017, an additional $100,000 through January 1, 2018, four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

Government Regulation

The Joint Venture Company's mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, the Tetlin Lease is located on land leased from the Tetlin Village Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except to the extent those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. The Company believes that the Joint Venture Company will continue to use its best efforts to ensure that it is in compliance with all applicable laws and regulations, but the denial of permits required to explore for or mine ore may prevent it from realizing any revenues arising from the presence of minerals on its properties.

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

3.	Alaska Mining Permit Application (APMA) F192900 covering exploration activities for a 5-year period on the Hona Exploration Project was received on August 6, 2019.
4.	Alaska Department of Fish & Game (ADF&G), Habitat Division issued the Fish Habitat Permit FH19-III-0117 for activities associated with F192900 on June 4. The Fish Habitat Permit will expire on December 31, 2023.
5.	Alaska Department of Natural Resources (ADNR), Division of Mining, Land and Water issued a Temporary Water Use Authorization (TWUA) for the Hona exploration area on August 12, 2019.

The above referenced State of Alaska permits were issued to the Company and assigned to the Joint Venture Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Joint Venture Company will require additional permits from the State of Alaska for the remainder of the 2019 calendar year. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

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

The Federal Mine Safety and Health Act of 1977 and regulations promulgated thereunder, and the State of Alaska Department of Labor and Workforce Development impose a variety of health and safety standards on numerous aspects of employee working conditions related to mineral extraction and processing operations, including the training of personnel, operating procedures and operating equipment. In addition, the Joint Venture Company may be subject to additional state and local mining standards. The Company believes that the Joint Venture Company currently is in compliance with applicable mining standards; however, the Company cannot predict whether changes in standards or the interpretation or enforcement thereof will have a material adverse effect on the Joint Venture Company’s business, financial condition or otherwise impose restrictions on its ability to conduct mining operations.

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

CERCLA generally imposes joint and several strict liability for costs of investigation and remediation and for natural resource damages, with respect to the release of hazardous substances (as designated under CERCLA) into the environment. CERCLA also authorizes the EPA, and in some cases, third parties, to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. The Joint Venture Company’s mining operations may generate wastes that fall within CERCLA’s definition of Hazardous Substances.

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

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company's directors and executive officers:

Name	Age	Position
Brad Juneau	59	Chairman, President, and Chief Executive Officer
Leah Gaines	43	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	70	Director
Joseph G. Greenberg	58	Director
Richard Shortz	74	Director

Brad Juneau. Mr. Juneau, the Company’s co-founder, was elected President and Chief Executive Officer in December 2012. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company's Co-founder, Mr. Kenneth R. Peak received a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of JEX, an oil and gas exploration and production company. Prior to forming JEX in 1998, Mr. Juneau served as Senior Vice President of Exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as Staff Petroleum Engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University. Mr. Juneau previously served as a Director of Contango from April 2012 to March 2014, and is currently a director of Talos Energy.

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

Joseph Compofelice. Mr. Compofelice has been a director of the Company since its inception. Since January 1, 2014, Mr. Compofelice has been an Operating Partner at White Deer Energy, a private equity firm that targets investments in the energy business.  Mr. Compofelice served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service from January 2004 to December 2013. Mr. Compofelice served as Chairman of the Board of Directors of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000, he was Chairman and Chief Executive Officer of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science from California State University at Los Angeles and his Masters of Business Administration from Pepperdine University.

Joseph G. Greenberg. Mr. Greenberg has been a director of the Company since its inception. Mr. Greenberg is Founder and Chief Executive Officer of Alta Resources, L.L.C., an oil and gas exploration and production company. Prior to founding Alta Resources in 1999, Mr. Greenberg worked as an exploration geologist for Shell Oil Company and Edge Petroleum Company. Mr. Greenberg received a Bachelor of Science in Geology and Geophysics from Yale University in 1983, and a Masters in Geological Sciences from the University of Texas at Austin in 1986. He has over thirty years of diversified experience in oil and gas exploration and production.

Richard Shortz.  Mr. Shortz has been a director since 2016.  Mr. Shortz is President and Chief Executive Officer of Pavia Capital, LLP, a family office investment company.  Mr. Shortz served as a Partner of Morgan, Lewis & Bockius LLP, an international law firm (“Morgan Lewis”) from 1995 through September 2016 and as a Partner with Jones Day Reavis & Pogue LLP, another international law firm, from 1983 through 1994.  He previously was an executive of Tosco Corporation, an independent oil and gas company, from 1973 through 1983 where he became Senior Vice President, General Counsel and Secretary.  Mr. Shortz has extensive experience in corporate finance, mergers and acquisitions and corporate governance, regularly advising both public and private energy companies.  While a Partner at Morgan Lewis, Mr. Shortz served as Chairman of the firm’s Energy Group and a member of its Board of Directors.  Mr. Shortz received a Bachelor of Science degree in Accounting from Indiana University in 1967 and a Juris Doctor degree from Harvard Law School in 1970.

The Board is responsible for managing the Company, in accordance with the provisions of the Company’s Bylaws and Certificate of Incorporation and applicable law. The number of directors which constitutes the Board is established by the Board, subject to a minimum of three and a maximum of seven directors. Except, as otherwise provided by the Bylaws for filling vacancies on the Company’s Board, the Company’s directors are elected at the Company’s annual meeting of stockholders and hold office until their respective successors are elected, or until their earlier resignation or removal. The Company’s executive officers are elected annually by the Board and serve until their successors are duly elected and qualified or until their earlier resignation or removal. There are no family relationships between the Company's directors or executive officers.

The Board elected Mr. Juneau as Chairman of the Board and Chief Executive Officer for a number of reasons. Mr. Juneau beneficially owns approximately 8.6% of the Company’s common stock, making him one of the largest shareholders. Mr. Juneau has been an active entrepreneur who founded JEX, an exploration and production company.

Corporate Offices

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098.  The cost of the rent is included in the monthly management fee the Company pays to JEX (see Note 12 - Related Party Transactions).

Code of Ethics

The Company adopted a Code of Ethics for senior management in September 2010. A copy of our Code of Ethics is filed as an Exhibit to this Form 10-K and is also available on the Company’s website at www.contangoore.com.

Available Information

You may read and copy all or any portion of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the SEC in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC’s website at http://www.sec.gov, and at the Company’s website at http://www.contangoore.com. This annual report on Form 10-K, including all exhibits and amendments, has been filed electronically with the SEC.

Item 1A.    RISK FACTORS

In addition to other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in the mining business as an exploration stage company. The value of an investment in the Company may decrease, resulting in a complete loss of your investment. The risk factors below are not all inclusive.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Royal Gold will have discretion regarding the use and allocation of funds for further exploration of the Contributed Assets.

Royal Gold is the Manager of the Joint Venture Company and has appointed two of the three designates to the Management Committee of the Joint Venture Company (the “Management Committee”). The Company has appointed one designate to the Management Committee.  Royal Gold has earned a 40.0% membership interest in the Joint Venture Company by making the full $30.0 million investment, in accordance with the JV LLCA, and, therefore, will continue to have the right to appoint two designates to the Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of Royal Gold’s investments, which will include the level of expenditures.  As a result, Royal Gold has discretion regarding the use and allocation of funds for further exploration of the Peak Gold Joint Venture Property. The Company has limited ability to influence the decision of Royal Gold in its capacity as Manager, or as the party controlling the majority of the Management Committee.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Peak Gold Joint Venture Property and meet its funding obligations under the JV LLCA.

   Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than the Company and Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company is unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company will be diluted.  In addition, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, it has the option to require the Company to sell an additional 20.0% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40.0% to a bona fide third party purchaser.

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

The Company must depend upon Royal Gold's management of the Joint Venture Company following termination of the Company’s third party consulting agreements.

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

 Now that Royal Gold has funded $30.0 million, there is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of the Peak Gold Joint Venture Property, if Royal Gold fails to contribute additional amounts to the Joint Venture Company.

The Company's interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.  The Joint Venture Company has approved an exploration budget for calendar 2019 of $6.9 million, of which the Company would need to fund 60.0%, or approximately $4.1 million, to maintain its current level of interest in the Joint Venture Company.  If the Company elects not to, or is unable to contribute its proportionate share of the approved exploration budget, its interest in the Joint Venture Company will be reduced.

In addition, now that Royal Gold has earned a percentage interest of 40.0% in the Joint Venture Company, the Company’s interest in the Joint Venture Company may also be reduced if Royal Gold exercises its right to require the Company to sell up to 20.0% of the interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest in the Joint Venture Company.

Royal Gold has far greater technical and financial resources than the Company.

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 193 properties on six continents and a market capitalization of approximately $8.2 billion. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

Gold prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, the price of products that incorporate gold, global and regional demand and production, political and economic conditions and other factors.  With the volatility of gold prices over the past several years, until a recent rally over the past several months, many large mining companies have announced the closure of existing gold mines and a moratorium on new gold mine development. A significant decline in the price of gold may result in the Company having to reassess the feasibility of its projects and could negatively affect the value of the Peak Gold Joint Venture Property and the Company’s securities.

The Company’s ability to successfully execute its business plan is dependent on its ability to obtain adequate financing.

The Company’s business plan, which includes drilling and developing the Joint Venture Company’s exploration prospects, will require substantial capital expenditures. The Company's ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time it seeks such capital. Accordingly, the Company cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, the Company may be unable to fund expenditures by the Joint Venture Company for exploration and development activities or be forced to sell all or some portion of its interest in the Joint Venture Company in an untimely fashion or on less than favorable terms.

The Company has no revenue to date from the Peak Gold Joint Venture Property, which may negatively impact the Company’s ability to achieve its business objectives.

Since the acquisition of the Peak Gold Joint Venture Property, the Company and the Joint Venture Company have conducted only exploration activities and to date none of the Joint Venture Company’s properties have any proven or probable reserves as defined by SEC Industry Guide 7. The Company’s ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company and the Joint Venture Company have carried on their business of exploring the Peak Gold Joint Venture Property at a loss since inception and expect that the Company and the Joint Venture Company will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond the Company’s control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Joint Venture Company cannot discover commercially viable deposits or commence actual mining operations, the Company and the Joint Venture Company may never generate revenues and may never become profitable.

The Company’s continued viability depends on the exploration, permitting, development and operation of the Peak Gold Joint Venture Property, which is the only material property of the Joint Venture Company.

The Joint Venture Company’s only material project at this time is the Peak Gold Joint Venture Property, which is in the exploration stage. The Company’s continued viability is based on successfully implementing its strategy, which will require the Joint Venture Company to perform appropriate exploratory and engineering work and evaluate such work, and the permitting and construction of a mine and processing facilities in a reasonable time frame.

The Peak Gold Joint Venture Property does not have any proven or probable reserves and the Joint Venture Company may never identify any commercially exploitable mineralization.

None of the Joint Venture Company’s properties have any proven or probable reserves as defined by SEC Industry Guide 7. To date, the Company and the Joint Venture Company have only engaged in exploration activities on the Peak Gold Joint Venture Property.  Accordingly, the Company does not have sufficient information upon which to assess the ultimate success of their exploration efforts. There is no assurance that the Joint Venture Company may ever locate any mineral reserves on the Peak Gold Joint Venture Property. Additionally, even if the Joint Venture Company finds minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Joint Venture Company does not establish reserves, it might be required to curtail or suspend operations, in which case the market value of the Company’s common stock will decline, and you might lose all of your investment.

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

The Company has no in-house mineral engineering capability, and therefore will rely on the accuracy of reports provided to it by the Joint Venture Company’s independent third party consultants. If those reports prove to be inaccurate, the Company’s financial reports could have material misstatements. Further, the Company will use the reports of such independent consultants in its financial planning. If the reports prove to be inaccurate, we may also make misjudgments in its financial planning.

Exploration activities involve a high degree of risk, and the Joint Venture Company’s exploratory drilling activities may not be successful.

The Company’s future success will largely depend on the success of the exploration drilling programs of the Joint Venture Company. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

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

Poor results from the Joint Venture Company’s drilling activities would materially and adversely affect the Company’s future cash flows and results of operations.

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

No member of the Company’s management has any technical training or experience in minerals exploration or mining. Because of the Company’s limited operating history, the Company has limited insight into trends that may emerge and affect its business. The Company may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies.

The mining industry is historically a cyclical industry and market fluctuations in the prices of minerals could adversely affect the Company’s and Joint Venture Company’s business.

Prices for minerals tend to fluctuate significantly in response to factors beyond the Company’s control. These factors include:

•	U.S. and global economic conditions;
•	Domestic and foreign tax policy;
•	The price of gold;
•	The cost of exploring for, producing and processing gold;
•	Available transportation capacity; and
•	The overall supply and demand for gold.

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

Because the Company’s and Joint Venture Company’s sole source of revenue, if its exploration efforts are successful, will be the sale of gold and associated minerals, changes in demand for, and the market price of, gold and associated minerals could significantly affect the Company’s and the Joint Venture Company's profitability. The value and price of the Company’s common stock may be significantly affected by declines in the prices of gold minerals and products.

Gold prices fluctuate widely and are affected by numerous factors beyond the Company’s control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world.  The Company and the Joint Venture Company do not have any programs to hedge against fluctuating commodity prices, and as such are highly exposed to those fluctuations.

An increase in the global supply of gold and associated minerals may adversely affect the Company’s and Joint Venture Company's business.

The pricing and demand for gold and associated minerals is affected by a number of factors beyond the Joint Venture Company’s control, including global economic conditions and the global supply and demand for gold and associated minerals and products. Increases in the amount of gold and associated minerals sold by competitors of the Joint Venture Company may result in price reductions, reduced margins and the Joint Venture Company may not be able to compete effectively against current and future competitors.

The Joint Venture Company is subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

The Joint Venture Company’s exploratory mining operations are subject to numerous laws and regulations governing its operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and CERCLA. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on the Joint Venture Company. These laws and regulations may, among other things:

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

Anti-takeover provisions of the Company’s certificate of incorporation, bylaws and Delaware law could adversely affect a potential acquisition by third parties.

In December 2012, the Board adopted a shareholder rights plan (as amended from time to time, the “Rights Plan”), pursuant to which one preferred stock purchase right was distributed as a dividend on each share of the Company’s common stock held of record. The Rights Plan is scheduled to expire on December 19, 2019. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The existence of the Rights Plan, however, could have the effect of making it more difficult for a third party to acquire a majority of Company’s outstanding common stock, and thereby adversely affect the market price of the Company’s common stock.

In addition, the Company’s certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of the Company’s common stock that could result from actual or rumored takeover attempts, preventing changes in the Company’s management or limiting the price that investors may be willing to pay for shares of common stock. Among other things, these provisions:

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

The Company’s common stock is thinly traded.

As of June 30, 2019, there were approximately 6.4 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 16.6% of our common stock, The Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.4% of our common stock, and Royal Gold owning approximately 12.7% of our common stock. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company’s common stock is thinly traded (average trading volume of 598 shares of common stock per day for fiscal year 2019), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

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

The Company is dependent upon information technology systems, which are subject to disruption, cyber attacks, damage, failure and risks associated with implementation and integration.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The Company does not directly hold title to any material property.  In connection with the closing of the Transactions with Royal Gold in January 2015 (the “Closing”), the Company contributed (or caused to be contributed) to the Joint Venture Company the Peak Gold Joint Venture Property and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the JV LLCA. The Joint Venture Company now holds title to the Peak Gold Joint Venture Property.  The Peak Gold Joint Venture Property is located in the State of Alaska, and consists of the Tetlin Lease and unpatented mining claims. The Peak Gold Joint Venture Property is the only material property of the Joint Venture Company. None of the known prospects on the Peak Gold Joint Venture Property are known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

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

The Tetlin Lease covers an estimated 675,000 acres of land for an initial term of ten years which was extended for ten years to July 5, 2028 and so long thereafter as the Joint Venture Company continues conducting exploration or mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date have already satisfied this work commitment requirement for the full lease term through 2018 because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% depending on the type of metal produced and the year of production. As of June 30, 2019, the Company has paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25% depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Gold Mining Claims

A listing of the Joint Venture Company’s State of Alaska unpatented mining claims as of June 30, 2019 for gold and associated minerals are listed in Exhibits 99.1, 99.3, 99.4, 99.5, 99.6, and 99.8. These mining claims are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

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

The Joint Venture Management initiated a calendar year 2018 exploration program with an approved budget of $10.7 million, of which the Company’s share was approximately $6.1 million. The 2018 exploration program was completed in October 2018.  The Company contributed $5.4 million to the Joint Venture Company during calendar year 2018.  The budget included an extensive 74 line kilometers of ground geophysics program utilizing both Induced Polarization (“IP”) and Titan EM techniques.  Surveys were carried out on targets within an 8-kilometer radius of Main Peak to identify targets similar to Main and North Peak and two targets in the southeastern part of the Tetlin Lease, Copper Hill and Taixtsalda.  Titan EM surveys were carried out on three targets identified from airborne magnetics surveys as porphyry type signatures.  The program drill tested a number of targets within an 8-kilometer radius of the Main Peak deposit.  In addition to the exploration work, during the 2018 exploration program, the Joint Venture conducted engineering studies along with metallurgical testing to support the completion of a Preliminary Economic Assessment of the Company’s Main Peak and North Peak resource areas near Tok, Alaska.

The Joint Venture approved an exploration budget for calendar 2019 of $6.9 million, of which the Company’s share was approximately $4.1 million.  The program consists of 35 line kilometers of ground geophysics program utilizing IP and 2,000 soil samples within the greater Chief Danny area. A further program of reconnaissance work is planned for the Hona and Eagle claims blocks to follow up stream sediment sampling work completed in 2017.  The reconnaissance work will involve field mapping and sampling where an estimated 1,500 rock chip samples and 500 soil samples are planned to be collected. A 5,000 meter drilling program is planned for later in the exploration season after prospects have been advanced with soil sampling and geophysical surveys.  The budget also includes funding to initiate a program of surface and groundwater characterization to support future permitting efforts.

From inception to June 30, 2019, the Joint Venture Company has incurred $41.6 million in exploration program expenditures. As of June 30, 2019, Royal Gold had funded a total of $34.5 million (including the initial investment of $5.0 million) and earned a 40.0% interest in the Joint Venture Company.

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

The majority of the Peak Gold Joint Venture Property is hosted within the Yukon-Tanana Terrane (“YTT”), a regionally extensive package of metamorphic rocks. Rocks of the YTT on the Peak Gold Joint Venture Property consist primarily of more deformed, higher temperature metamorphic rocks on the northern third of the project and less deformed, lower temperature metamorphic rocks to the south. Country rocks on the Peak Gold Joint Venture Property are intruded by granitic rocks that have not been well mapped.  Large-scale structural features within the Peak Gold Joint Venture Property are closely tied to movements along the Tintina-Kaltag and Denali-Farewell fault systems, two continental-scale faults between which are a series of district and prospect-scale northeast, northwest and east-west structures. Limited exposures in the northern half of the property make identification of these structures difficult. Prospect to hand-sample scale folding has been noted throughout the project area.

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

From a regional perspective, the Peak Gold Joint Venture Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Peak Gold Joint Venture Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Peak Gold Joint Venture Property was unknown in Interior Alaska. Diamond drilling results from 2011 through 2018 have revealed the presence of a distinctive suite of elements and minerals at the Main Peak, North Peak and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. Skarn is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Peak and North Peak Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Chief Danny Prospect

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground induced polarization (IP) geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through June 30, 2019, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,079	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	—	428	1,363	—	—	—	36	—
		49,099	2,783	7,011	1,300	1,501	284,262	6,573	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2019 Exploration Program.  During the quarter ended June 30, 2019 the Joint Venture Company spent an estimated $1.7 million on program activities, including 23.3 line kilometers of IP geophysical surveys and 1,363 soil auger sampling within the Chief Danny area, 12.2 line kilometers of IP geophysical surveys on the Triple Z claims and approximately 400 rock chip samples in the Hona claim block.  Wide spaced rock chip samples in the Hona claim block are returning anomalous gold, copper and silver values.  Drill targets were assessed and initial drilling to test East Peak, North Saddle and Taixtsalda started in mid-August. The Joint Venture Company also received regulatory approval to drill in the Hona claim block.

In addition, seven monitor wells were installed in and around the deposit area to initiate groundwater characterized to support baseline date collection.

During the quarter ended March 31, 2019 the Joint Venture Company spent an estimated $0.3 million on program activities, including metallurgical testing, geochemical data analyses, landholding fees and other related expenses.

2018 Exploration Program - Phase I. During the quarter ended June 30, 2018, 30.6 line-kilometers of IP surveys, 10.6 line-kilometers of Titan DCIP/MT surveys and 1,762 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.0 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 1,518 meters in ten holes in the 2 O’clock area and 244 meters in two holes in the 8 O’clock area.  To date, the Joint Venture Company has also completed 1,370 meters of core drilling at Copper Hill, and is currently drilling the North Saddle Zone for porphyry prospects.

Metallurgical testing of 19 composite samples from the Main Peak orebody and 19 composite samples from the North Peak orebody have been the subject of ongoing metallurgical testing in support of the Preliminary Economic Evaluation completed in September 2018 by JDS Energy & Mining.  Test results support the processing of Main and North Peak materials in a conventional gold processing plant using cyanide.

The map below depicts the location of the core holes drilled in the 8 O’clock, 2 O’clock, and North Saddle zones during the 2018 Phase I Program:

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

All samples from the Phase II and III 2017 program, Phase I 2018 program, and the 2019 program were prepared for assay by Bureau Veritas Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion.  All samples collected in the Phase II and III 2017, Phase I 2018, and the 2019 program were cataloged in the field and shipped via ground transport directly to Bureau Veritas Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Peak Gold Joint Venture Property followed industry accepted procedures for sample preparation, analysis and security.

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

During 2018, Avalon inserted 93 blanks, 310 standards, 81 duplicates and 81 replicates into the flow of rock, soil, pan concentrate, stream sediment and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Eighteen different commercial standards provided by Analytical Solutions and Rocklabs were used during 2018. Values in these standards ranged from 0.077 ppm to 6.66 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

      So far, during 2019, Avalon inserted 82 blanks, 255 standards, 15 duplicates and 14 replicates into the flow of rock, soil, RC and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Twenty different commercial standards provided by Analytical Solutions and Rocklabs were used during 2019 (through August 23, 2019). Values in these standards ranged from 0.016 ppm to 6.66 ppm gold. The quality assurance/quality control procedure was completed on-site at the  Avalon warehouse in Tok, Alaska.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of June 30, 2019, there were 6,357,113 shares of Contango ORE, Inc. common stock outstanding held by approximately 56 registered shareholders.

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

The following table sets forth information about the Company’s equity compensation plans at June 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	—	$—	199,760
Equity compensation plans not approved by security holders	—	—	—

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

In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of June 30, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  June 30, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of June 30, 2019, there were 146,666 shares of such restricted stock that remained unvested.

As of June 30, 2019, the total compensation cost related to unvested awards not yet recognized was $3,102,711. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

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

During fiscal year 2019, the Company’s current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  There are no remaining options outstanding as of June 30, 2019.  During fiscal year 2018, the Company’s current and former executives, directors, and consultants cashless exercised 229,375 stock options, resulting in the issuance of 118,508 shares of common stock to the exercising parties and no proceeds to the Company.  During fiscal year 2017, the Company’s current and former executives, directors, and consultants cashless exercised 140,000 stock options, resulting in the issuance of 71,454 shares of common stock to the exercising parties and no proceeds to the Company.

Item 6.     SELECTED FINANCIAL DATA

Not applicable.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

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

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue other than the Company and Royal Gold’s contributions to the Joint Venture Company. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Peak Gold Joint Venture Property fails to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

General and Administrative Expense. General and administrative expense for the fiscal year ended June 30, 2019 and 2018 were $4,440,546 and $3,767,586, respectively. Current year general and administrative expenses primarily related to audit fees, management fees, legal fees, payroll taxes, and stock-based compensation expense. We recognized $2,988,331 of stock-based compensation expense for the fiscal year ended June 30, 2019, related to restricted stock granted to our officers and directors in November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014 all pursuant to either the Amended Equity Plan or the 2010 Plan.We recognized $2,468,645 of stock-based compensation expense for the fiscal year ended June 30, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, December 2015, September 2015, and November 2014 all pursuant to either the Amended Equity Plan or the 2010 Plan.   Additionally, in September 2016, the Company and JEX entered into a Management Services Agreement.  We incurred $384,000 in management fees related to the Management Services Agreement in fiscal year 2019 and 2018.  Under the Management Services Agreement, JEX manages the business and affairs of the Company and its interest in the Joint Venture Company, subject to the direction of the Board, including corporate finance, accounting, budget, SEC reporting, risk management, operations and stockholder relation functions of the Company. No part of the fee is allocated for compensation of Brad Juneau who is compensated separately as determined by the independent Directors of the Company.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company's equity investment in the Joint Venture Company for the fiscal year ended June 30, 2019 and 2018 was $4,140,000 and $2,580,000, respectively.  Now that Royal Gold has funded $30.0 million, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  The Company only records losses up to the point of its cumulative investment. The Company invested $4,140,000 million in the Joint Venture Company during fiscal year 2019, and $2,580,000 during fiscal year 2018.  The portion of the cumulative loss that exceeds the Company's cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  June 30, 2019 are $23.3 million.

Liquidity and Capital Resources

Prior to the Closing, the Company’s primary cash requirements were for exploration-related expenses.  Since the Closing, the Company’s primary cash requirements have been for general and administrative expenses. Now that Royal Gold has contributed $30 million to the Joint Venture Company, the Company will require cash to fund the operations of the Joint Venture Company in proportion to its interest in the Joint Venture Company in order to prevent dilution of such interest. The Company’s sources of cash have been from common stock offerings. The Peak Gold Joint Venture Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Peak Gold Joint Venture Property.

As of June 30, 2019, the Company had approximately $8.6 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 Exploration Program for the Joint Venture Company, of which the Company’s share is approximately $4.1 million.    During the calendar year 2019, the Joint Venture Company spent approximately $2.1 million of the approved budget.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering, a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million.  On October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer expired on November 10, 2017.  In conjunction with the offering a total of 124,999 warrants were exercised resulting in total cash to the Company of $1.2 million.  Proceeds from the exercise of the warrants have been used for working capital purposes and for funding future obligations to the Joint Venture Company.

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

             On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of June 30, 2019, Royal Gold had funded approximately $34.5 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than the Company and Royal Gold’s contributions to the Joint Venture Company. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company. If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning in July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from additional properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2018-2019 assessment year, claims rentals totaled $227,460.  In addition, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2019, held a 60.0% ownership interest in the Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company, therefore the Company’s investment in Peak Gold, LLC as of June 30, 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The audited financial statements of Peak Gold, LLC as of the year ended June 30, 2018 are filed as an exhibit to this Form 10-K.

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

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of June 30, 2019, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control procedures from time to time in the future.

This Annual Report on Form 10-K does not include an attestation report from Moss Adams LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Moss Adams, LLP, pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2019.

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

The consolidated financial statements of the Company are set forth in pages F-1 to F-19 of this Form 10-K. The financial statements of the Company’s subsidiary, Peak Gold, LLC, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango ORE, Inc. (1)
3.2	Bylaws of Contango ORE, Inc. (1)
4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (8)
4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)
4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)
4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent. (5)
4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company,. N.A. as Rights Agent. (9)
4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc and Computershare Trust Company. N.A. as Rights Agent. (10)
4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc and Computershare Trust Company. N.A. as Rights Agent. (11)
4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent.(14)
4.9	Registration Rights Agreement dated November 15, 2016, between Contango ORE, Inc. and the several purchasers named therein.(13)
4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the several purchasers named therein.(15)
4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the investors named therein.(16)
4.12	Description of Securities*
10.1	Form of 2010 Equity Compensation Plan. (1)
10.2	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.3	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014. (9)
10.4	Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016. (12)
10.5	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.(16)
10.6	Peak Gold, LLC Limited Liability Company Agreement, dated as of January 8, 2015, between CORE Alaska, LLC and RG Alaska, LLC.(18)
10.7	Amendment No. 1 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of November 10, 2017 between CORE Alaska, LLC and Royal Alaska, LLC. (17)
10.8	Amendment No. 2 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of January 18, 2019 between CORE Alaska, LLC and Royal Alaska, LLC. (20)
10.9	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau. †(21)
10.10	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Leah Gaines. †(21)
14.1	Code of Ethics. (7)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of June 30, 2019*
31.1	Section 302 CEO Certification. *
31.2	Section 302 CFO Certification. *
32.1	Section 906 CEO Certification. *
32.2	Section 906 CFO Certification. *
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease). (2)
99.2	Original Schedule of REE Properties. (2)
99.3	Schedule of Revised TOK Claims. (6)
99.4	Schedule of Bush Claims. (6)
99.5	Schedule of Revised Eagle Claims. (6)
99.6	Schedule of ADC 2 Claims. (6)
99.7	2011 Report of Behre Dolbear & Company (USA). (3)
99.8	Schedule of Noah Claims. (19)
99.9	Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto. (9)
99.10	Audited Financial Statements of Peak Gold, LLC as of June 30, 2019.*
101	Interactive Data Files*

*	Filed herewith
†	Management contract or compensatory plan or agreement

[1]	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.
[2]	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.
[3]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.
[4]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.
[5]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.
[6]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013.
[7]	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012.
[8]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.
[9]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.
[10]	Filed as an exhibit to the Company’s report on Form 8-K, as with the Securities and Exchange Commission on December 18, 2014.
[11]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.
[12]	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016.
[13]	Filed as an exhibit to the Company’s report on Form 8-K, as filed with Securities and Exchange Commission on November 21, 2016.
14	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018.
15	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017.
16	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017.
17	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2017, as filed with the Securities and Exchange Commission on November 30, 2018.
18	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2015.
19	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 15, 2017.
20	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2019.
21	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019.

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

Name	Title	Date
/s/ BRAD JUNEAU	Chairman, President, and Chief Executive Officer	August 28, 2019
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	August 28, 2019
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	August 28, 2019
JOSEPH G. GREENBERG

/s/ RICHARD SHORTZ	Director	August 28, 2019
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas

August 28, 2019

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$8,600,658	$13,810,805
Prepaid expenses and other	161,195	155,671
Total current assets	8,761,853	13,966,476

OTHER ASSETS:
Investment in Peak Gold, LLC (NOTE 8)	—	—
TOTAL ASSETS	$8,761,853	$13,966,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,410	$11,192
Accrued liabilities	347,879	245,212
Total current liabilities	419,289	256,404

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,357,113 shares issued and outstanding at June 30, 2019; 6,153,266 shares issued and outstanding at June 30, 2018;	63,571	61,533
Additional paid-in capital	57,935,663	54,949,370
Accumulated deficit	(49,656,670)	(41,300,831)
SHAREHOLDERS’ EQUITY	8,342,564	13,710,072
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,761,853	$13,966,476

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2019	2018
EXPENSES:
General and administrative expense	$(4,440,546)	$(3,767,586)
Total expenses	(4,440,546)	(3,767,586)

OTHER INCOME/(EXPENSE):
Interest income	224,707	158,776
Loss from equity investment in Peak Gold, LLC	(4,140,000)	(2,580,000)
Total other (income)/expense	(3,915,293)	(2,421,224)

LOSS BEFORE INCOME TAXES	(8,355,839)	(6,188,810)
Benefit (provision) for income taxes	—	—
NET LOSS	$(8,355,839)	$(6,188,810)
LOSS PER SHARE
Basic and diluted	$(1.33)	$(1.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,282,285	5,675,366

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,355,839)	$(6,188,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,988,331	2,468,645
Loss from equity investment in Peak Gold, LLC	4,140,000	2,580,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,524)	20,120
Increase in accounts payable and other accrued liabilities	162,885	118,985
Net cash used in operating activities	(1,070,147)	(1,001,060)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(4,140,000)	(2,580,000)
Net cash used by investing activities	(4,140,000)	(2,580,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	—
Cash from warrant exercises and capital raise, net	—	12,200,116
Net cash provided by financing activities	—	12,200,116
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,210,147)	8,619,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,810,805	5,191,749
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,600,658	$13,810,805

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at June 30, 2017	4,930,231	$49,303	$40,500,239	$(207,400)	$(35,112,021)	$5,230,121
Stock-based compensation	—	—	2,468,645	—	—	2,468,645
Restricted shares activity	155,000	1,550	(1,550)	—	—	—
Treasury stock activity	(9,068)	(91)	(207,309)	207,400	—	—
Issuance of common stock	553,672	5,537	10,514,231	—	—	10,519,768
Cost of common stock issuance	—	—	(642,143)	—	—	(642,143)
Stock option exercises	118,508	1,185	(1,185)	—	—	—
Stock warrant exercises	404,923	4,049	2,318,442	—	—	2,322,491
Net loss for the period	—	—	—	—	(6,188,810)	(6,188,810)
Balance at June 30, 2018	6,153,266	61,533	54,949,370	—	(41,300,831)	13,710,072
Stock-based compensation	—	—	2,988,331	—	—	2,988,331
Restricted shares activity	184,334	1,843	(1,843)	—	—	—
Stock option exercises	19,513	195	(195)	—	—	—
Net loss for the period	—	—	—	—	(8,355,839)	(8,355,839)
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$—	$(49,656,670)	$8,342,564

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

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Village Council”); and (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals.  Juneau Exploration L.P. (“JEX”) initially retained a 3.0% production royalty on contributed properties.  On September 29, 2014, JEX sold its 3.0% production royalty to Royal Gold, Inc. (“Royal Gold”). See Note 12 - Related Party Transactions.  If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012.  On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 12 - Related Party Transactions.  If any properties acquired after July 1, 2012 are placed into commercial production, the Joint Venture Company will be obligated to pay Royal Gold a 2.0%production royalty relating to those properties.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of  June 30, 2019, Royal Gold has contributed approximately $34.5 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  Once Royal Gold funded $30 million, the Company and Royal Gold began, and will continue, to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company.  The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property. Pursuant to the JV LLCA, Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

  On November 10, 2017, subsidiaries of Royal Gold and the Company entered into Amendment No. 1 to the JV LLCA, which, among other things, amended the JV LLCA to add certain claims, previously purchased by the Joint Venture Company.  The claims that were added consist of 541 unpatented state of Alaska mining claims over 84,840acres for the exploration of gold ore and associated minerals (the “New Properties”).  In return for locating the New Properties and incurring all related expenses, the Joint Venture Company granted to a subsidiary of Royal Gold a 3.0% production royalty on (i) the New Properties, (ii) prior to October 31, 2018, any additional properties contributed to the Joint Venture Company, and (iii) subsequent to October 31, 2018, any additional properties contributed to the Joint Venture Company if Royal Gold earns a 40% interest in the Joint Venture Company by October 31, 2018 (all such properties subject to the 3.0% production royalty, “Additional Properties”).

On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into an Amendment No. 2 (the “Amendment”) to the JV LLCA to outline rights of the parties in a joint sale process by the Company and Royal Gold and make certain other clarifying changes. The Amendment, among other things, (i) defines certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allows CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) in connection with the joint sale process by the Company and Royal Gold, creates (a) a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (b) a drag right in a transfer by Royal Alaska, LLC of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. The joint sale process has concluded without entering into a definitive change of control transaction, and as a result, the tag right and drag right with respect to the resource area also terminated.

The Company has completed nine years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company has approved an exploration budget for calendar 2019 of $6.9 million, of which the Company would need to fund 60.0% or approximately $4.1 million, to maintain its current level of interest in the Joint Venture Company.  As of June 30, 2019 the Company has funded $1.4 million of its share of the budget.  The Company plans to fully participate in the 2019 exploration program which began at the beginning of August.

The Company retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Joint Venture Company’s properties in Alaska. The process concluded with no change of control transaction.  The Company is continuing to work with its advisors to evaluate strategic options while advancing the Peak Gold Joint Venture Property through exploration and baseline data collection for project permitting requirements.  The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Since the Company’s primary business is now the investment in and management of the Joint Venture Company, it expects that its ongoing cash requirements will only be related to general and administration expenses and funding cash calls from the Joint Venture Company. The Company's sources of cash have historically been from common stock offerings.  Given this, the Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months from the date of this report.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2019 and June 30, 2018 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  June 30, 2019 or June 30, 2018.  The Tax Cuts and Jobs Act was signed into law on  December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of  June 30, 2018.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on  June 30, 2019 held a 60.0% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in Peak Gold, LLC as of June 30, 2019 and 2018 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

              Recently Issued Accounting Pronouncements.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for all leases with terms greater than twelve months.  Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses.  ASU 2016-02 also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Joint Venture Company owns the Tetlin lease and any impact of the new standard related to that lease will be evaluated at the Joint Venture Company level.  The new standard will be adopted in the first quarter of 2020.  We do not anticipate that adopting this standard will have a material impact to the Company.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

4. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $161,195 and $155,671 as of June 30, 2019 and 2018, respectively, related primarily to prepaid management fees and insurance costs.

5. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Year Ended June 30, 2019
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$8,355,839	6,282,285	$1.33

	Year Ended June 30, 2018
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$6,188,810	5,675,366	$1.09

There were no options or warrants outstanding as of June 30, 2019.  Options and warrants to purchase 35,625 shares of common stock were outstanding as of June 30, 2018. These options and warrants were not included in the computation of diluted earnings per share for the applicable fiscal year, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.

6. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  June 30, 2019, we had 6,357,113 shares of common stock outstanding, including 456,666 shares of unvested restricted stock. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  January 2020 and January 2021.

In  September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in  March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on  November 15, 2016. In conjunction with the offering a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, the Company’s Chairman, President and Chief Executive Officer. Proceeds from the exercise of the warrants have been  used for working capital purposes and for funding future obligations to the Joint Venture Company.

On  October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in  March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer expired on  November 10, 2017.  In conjunction with the offering a total of 124,999 warrants were exercised resulting in total cash to the Company of $1.2 million.  Proceeds from the exercise of the warrants have been used for working capital purposes and for funding future obligations to the Joint Venture Company.

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

During fiscal year 2018, 580,999 warrants were exercised resulting in the issuance of 404,923 shares of common stock and total cash to the Company of $2.3 million.  All of the outstanding warrants were exercised during fiscal year 2018.  There are no warrants outstanding as of June 30, 2019.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018 Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through  June 30, 2019, Royal Gold has contributed approximately $34.5 million (inclusive of the Royal Gold Initial Contribution of $5 million).

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

The Company and Royal Gold have the right to transfer their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the JV LLCA. If either member intends to transfer all or part of its percentage interest to a bona fide third party purchaser, the other member has the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company. If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

Furthermore, On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into an Amendment No. 2 (the “Amendment”) to the JV LLCA to outline rights of the parties in a joint sale process by the Company and Royal Gold and make certain other clarifying changes. The Amendment, among other things, (i) defines certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allows CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) in connection with the joint sale process by the Company and Royal Gold, creates (a) a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (b) a drag right in a transfer by Royal Alaska, LLC of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. If Royal Alaska, LLC exercises its drag right, CORE Alaska, LLC will be obligated to sell 20% of the membership interest or, only as a result of the joint sale process by the Company and Royal Gold, interest in the resource area, as applicable, to a bona fide third party purchaser on the same terms and conditions as the interest being sold by Royal Alaska, LLC.  The joint sale process has concluded without entering into a definitive change of control transaction, and as a result, the tag right and drag right with respect to the resource area also terminated.

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

8. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  June 30, 2019, Royal Gold has contributed approximately $34.5 million to the Joint Venture Company, and earned a cumulative interest of approximately 40.0%.  Therefore, as of  June 30, 2019, the Company holds a 60.0% interest in the Joint Venture Company. As of June 30, 2018, the Company also held a 60.0% interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.  During fiscal year 2019 and 2018 the Company contributed $4.1 million and $2.6 million, respectively, to the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to June 30, 2019:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC, at Inception January 8, 2016	1,433,886
Loss from equity investment in Peak Gold, LLC
Investment balance at June 30, 2016	—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance at June 30, 2018	—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
ASSETS
Cash and cash equivalents	$473,056	$2,628,195
Mineral properties	1,433,886	1,433,886
Other assets	57,538	—
TOTAL ASSETS	$1,964,480	$4,062,081

LIABILITIES AND MEMBERS’EQUITY
Accounts payable and other liabilities	$927,424	$2,403,257
TOTAL LIABILITIES	927,424	2,403,257

MEMBERS’ EQUITY	1,037,056	1,658,824
TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,964,480	$4,062,081

The Company’s share of the Joint Venture Company's results of operations for the year ended  June 30, 2019 was a loss of $4.5 million. The Company’s share in the results of operations for the year ended June 30, 2018 was a loss of $5.8  million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of  June 30, 2019 and June 30, 2018, the Company's share of the Joint Venture Company’s inception-to-date cumulative loss of $31.5 million and $27.0 million, respectively, exceeds the sum of the historical book value of our initial investment in Peak Gold, LLC, of $1.4 million and our subsequent contributions of $6.7 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of  June 30, 2019.  The investment also had a balance of zero at  June 30, 2018. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment which is $8.2 million. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  June 30, 2019 are $23.3 million.

The following table presents the condensed results of operations for Peak Gold, LLC for the periods ended June 30, 2019 and 2018:

	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	June 30, 2019	June 30, 2018	June 30, 2019

EXPENSES:
Exploration expense	$5,714,169	$7,652,107	$34,224,424
General and administrative	1,807,599	1,741,791	7,386,296
Total expenses	7,521,768	9,393,898	41,610,720
NET LOSS	$7,521,768	$9,393,898	$41,610,720

9. Stock Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of Common Stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  June 30, 2019, there were 456,666 shares of unvested restricted common stock outstanding and zero options to purchase shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the fiscal years ended June 30, 2019 and 2018 was $2,988,331 and $2,468,645, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Under the Amended Equity Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. Upon option exercise, the Company’s policy is to issue new shares to option holders.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 “Summary of Significant Accounting Policies”. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company's stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The total fair value of stock options vested in fiscal year 2019 and 2018 was approximately $0. As of June 30, 2019, the total unrecognized compensation cost related to nonvested stock options was $0. As of June 30, 2019 all of the stock options have been exercised, therefore they had no remaining weighted average life.

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2019 and 2018, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2019		2018
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	35,625	$10.01	265,000	$10.00
Granted	—	$—	—	$—
Exercised	(35,625)	$10.01	(229,375)	$10.00
Forfeited	—	$—	—	$—
Cancelled	—	$—	—	$—
Outstanding, end of year	—	$10.01	35,625	$10.01
Aggregate intrinsic value	$—		$454,937

Exercisable, end of year	—	$10.01	35,625	$10.01
Aggregate intrinsic value	$—		$454,937

Available for grant, end of year	199,760		384,094

Weighted average fair value of options granted during the year (1)	$—		$—

_______________

(1) There were no options granted during the years ended June 30, 2019 and 2018.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to its former technical consultant, the owner of Avalon. In December 2013, the Company’s directors, executives and technical consultant were granted an aggregate of 95,000 shares of restricted stock. All of the restricted stock from both of those grants are fully vested. In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant. In September 2015, the Company granted 85,000 shares to its executives, and in December 2015 the Company granted 40,000 shares to its non-executive directors.   In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. In  November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors.  In November 2017, the Company granted 155,000 restricted shares to its executives and non-executive directors, and in  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors.  In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors.

  As of June 30, 2019, there were 456,666 shares of such restricted stock that remained unvested.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

A summary of the Company’s restricted stock as of June 30, 2019 and June 30, 2018 and the change during the years then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2017	198,997	$17.03
Granted	155,000	$19.50
Vested	(54,999)	$11.72
Forfeited	—	$—
Nonvested balance at June 30, 2018	298,998	$19.12
Granted	301,666	$17.74
Vested	(26,666)	$4.75
Forfeited/Cancelled	(117,332)	$18.09
Nonvested balance at June 30, 2019	456,666	$18.34

As of June 30, 2019, the total compensation cost related to nonvested restricted share awards not yet recognized was $3,012,711. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

10. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of June 30, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

Retention Agreements. In February 2019, the Company entered into Retention Agreements with its Chief Executive Officer, Chief Financial Officer, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs.  The Company’s Chief Executive Officer and Chief Financial Officer will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

11. Income Taxes

	Year Ended June 30,
	2019	2018
Income tax benefit at statutory tax rate	$(1,754,726)	$(1,736,580)
State tax benefit	(631,535)	(498,648)
Permanent differences	19,523	(81,455)
Stock based compensation	(50,715)	(251,074)
Impact of federal rate change	—	4,868,970
Valuation allowance for remeasurement and changes relating to the Tax Cuts and Jobs Act	—	(4,868,970)
Other valuation allowance	2,417,453	2,567,757
Income tax provision/(benefit)	$—	$—

The benefit for income taxes for the periods indicated below are comprised of the following:

Year Ended June 30,
	2019	2018
Current:
Federal	$—	$—
State	$—	$—
Deferred:
Federal	$—	$—
State	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2019	2018
Deferred tax asset:
Investment in the Joint Venture Company	$6,326,503	$5,851,376
State deferred tax assets	3,753,579	3,122,042
Stock option expenses	1,126,078	523,249
Net operating losses	3,162,174	2,454,203
Valuation allowance	(14,368,334)	(11,950,870)
Net deferred tax assets	$—	$—

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the fiscal year ended June 30, 2018. Our financial statements for the year ended June 30, 2018 reflected certain effects of the Act which included a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes. The Act became effective upon passage, so our statutory rate for the fiscal year ended June 30, 2018 was a blended rate of 28.06%. Due to the Company’s valuation allowance position and as a result of changes in tax law and rates under the Act, the Company recorded a net tax benefit due primarily to the remeasurement of deferred tax assets and liabilities from 35% to 21%. The valuation allowance decreased by $4.9 million in the fiscal year ended June 30, 2018 due to the changes in tax laws and rates under the Act and increased by $2.6 million for normal operations.

The Company followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. We calculated the impact of the Act in the year ended June 30, 2018 tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.  The Company booked no provisional amounts as of June 30, 2018 with respect to the Act and no further adjustments were required during the year ended June 30, 2019.

During fiscal year 2019, we had a change in our valuation allowance of approximately $2.4 million. At June 30, 2019, we have U.S. federal tax loss carry-forwards of approximately $15.0 million. These net operating loss carry-forwards (“NOL”) will begin expiring in 2031. Use of NOLs, however, may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2019. From June 30, 2018 to June 30, 2019 there were no ownership changes under the meaning of Section 382.  The Company experienced an ownership change on March 22, 2013.  Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

We did not have any unrecognized tax benefits as of June 30, 2019.  The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates.  These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income.  The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations.  The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations before June 30, 2019.

12. Related Party Transactions

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

On October 23, 2017, the Company completed the Private Placement described in Note 6 - Shareholder’s Equity.  JEX, which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock, in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

      On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding common stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018, October 4, 2018, January 22, 2019, and August 2, 2019.  As of August 2, 2019 Royal Gold reported beneficial ownership of approximately 12.7% of the Company’s outstanding common stock.  Royal Gold is the parent company of Royal Alaska LLC, CORE’s joint venture partner in the Joint Venture Company.

The Company retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Joint Venture Company’s properties in Alaska. The process concluded with no change of control transaction.  The Company is continuing to work with its advisors to evaluate strategic options while advancing the Peak Gold Joint Venture Property through exploration and baseline data collection for project permitting requirements. The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

13.  Subsequent Events

In July 2019, the Company funded $900,000 to the Joint Venture Company for expenditures related to the 2019 drilling program.  The Joint Venture Company has approved an exploration budget for calendar 2019 of $6.9 million, of which the Company needs to fund 60.0% or approximately $4.1 million, to maintain its current level of interest in the Joint Venture Company.  As of the date of this report, the Company has funded $2.3 million of it's share of the 2019 exploration budget. The Company plans to fully participate in the 2019 drilling program.

F-19