Form 10-Q
period 2019-09-30
Contango ORE, Inc.
filed 2019-11-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 13, 2019 was 6,357,113.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	September 30, 2019	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$7,610,351	$8,600,658
Prepaid expenses and other	28,445	161,195
Total current assets	7,638,796	8,761,853
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$7,638,796	$8,761,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$136,051	$71,410
Accrued liabilities	271,073	347,879
Total current liabilities	407,124	419,289
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,357,113 shares issued and outstanding at September 30, 2019 and June 30, 2019	63,571	63,571
Additional paid-in capital	58,676,105	57,935,663
Accumulated deficit	(51,508,004)	(49,656,670)
SHAREHOLDERS’ EQUITY	7,231,672	8,342,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,638,796	$8,761,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2019	2018
EXPENSES:
General and administrative expense	$(990,990)	$(993,433)
Total expenses	(990,990)	(993,433)
OTHER INCOME/(EXPENSE):
Interest income	39,656	58,033
Loss from equity investment in Peak Gold, LLC (Note 4)	(900,000)	(1,950,000)
NET LOSS	$(1,851,334)	$(2,885,400)
LOSS PER SHARE
Basic and diluted	$(0.29)	$(0.47)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,357,113	6,155,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,851,334)	$(2,885,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	740,442	745,069
Loss from equity investment in Peak Gold, LLC	900,000	1,950,000
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other	132,750	(10,345)
(Decrease)/increase in accounts payable and accrued liabilities	(12,165)	14,856
Net cash used in operating activities	(90,307)	(185,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(900,000)	(1,950,000)
Net cash used in investing activities	(900,000)	(1,950,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(990,307)	(2,135,820)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,600,658	13,810,805
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,610,351	$11,674,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$(49,656,670)	$8,342,564
Stock-based compensation	—	—	740,442	—	740,442
Net loss for the period	—	—	—	(1,851,334)	(1,851,334)
Balance at September 30, 2019	6,357,113	$63,571	$58,676,105	$(51,508,004)	$7,231,672

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	6,153,266	$63,571	$54,949,370	$(41,300,831)	$13,710,072
Stock-based compensation	—	—	745,069	—	745,069
Stock option exercises	19,513	195	(195)
Net loss for the period	—	—	—	(2,855,400)	(2,885,400)
Balance at September 30, 2018	6,172,779	$61,728	$55,694,244	$(44,186,231)	$11,569,741

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

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Village Council”); and (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals.  Juneau Exploration, L.P. (“JEX”) initially retained a 3.0% production royalty on contributed properties.  On September 29, 2014, JEX sold its 3.0% production royalty to Royal Gold, Inc. (“Royal Gold”). See Note 9 - Related Party Transactions.  If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of September 30, 2019, Royal Gold has contributed approximately $35.1 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  Now that Royal Gold has funded $30 million, the Company and Royal Gold have an obligation to fund jointly the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage ownership interests in the Joint Venture Company.  The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property. Pursuant to the JV LLCA, Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

  On November 10, 2017, subsidiaries of Royal Gold and the Company entered into Amendment No. 1 to the JV LLCA, which, among other things, amended the JV LLCA to add certain claims, previously purchased by the Joint Venture Company.  The claims that were added consist of 541 unpatented state of Alaska mining claims over 84,840 acres for the exploration of gold ore and associated minerals (the “New Properties”).  In return for locating the New Properties and incurring all related expenses, the Joint Venture Company granted to a subsidiary of Royal Gold a 3.0% production royalty on the New Properties and any additional properties contributed to the Joint Venture Company (all such properties subject to the 3.0% production royalty, “Additional Properties”).

On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into Amendment No. 2 (the “Amendment”) to the JV LLCA to outline rights of the parties in a joint sale process by the Company and Royal Gold and make certain other clarifying changes. The Amendment, among other things, (i) defined certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allowed CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) in connection with the joint sale process by the Company and Royal Gold, created (a) a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (b) a drag right in a transfer by Royal Alaska, LLC of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. The joint sale process has concluded without entering into a definitive change of control transaction.  As a result, the tag right and drag right created in connection with the joint sale process specifically with respect to the resource area also terminated.

The Company has completed ten years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company completed the 2019 exploration program in October of 2019.  A total of 3,073 meters of drilling was completed during the program.

In June of 2018, the Company retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a contemplated joint sale process with its joint venture partner, Royal Gold.  Royal Gold retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Joint Venture Company’s properties in Alaska. The process concluded with no change of control transaction.  The Company is continuing to work with its advisors to evaluate strategic options while advancing the Peak Gold Joint Venture Property through exploration and baseline data collection for project permitting requirements.  The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2019. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of September 30, 2019 and June 30, 2019 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  September 30, 2019 or June 30, 2019.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of September 30, 2019.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2019 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold currently serves as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of September 30, 2019 and June 30, 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Recently Issued Accounting Pronouncements.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for all leases with terms greater than twelve months.  Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses.  ASU 2016-02 also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Joint Venture Company owns the Tetlin lease and any impact of the new standard related to that lease will be evaluated at the Joint Venture Company level.  The new standard was adopted in July 2019.  Adopting this standard did not have an impact on the Company's financials.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  September 30, 2019, Royal Gold has contributed approximately $35.1 million to the Joint Venture Company, and earned a cumulative economic interest of 40.0%.  As of  September 30, 2019, the Company held a 60.0% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to September 30, 2019:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	900,000
Loss from equity investment in Peak Gold, LLC	(900,000)
Investment balance at September 30, 2019	$—

The following table presents the condensed balance sheet for the Joint Venture Company as of  September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
ASSETS
Cash and cash equivalents	$174,256	$473,056
Mineral properties	1,433,886	1,433,886
Other assets	128,037	57,538
TOTAL ASSETS	$1,736,179	$1,964,480

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$1,956,597	$927,424
TOTAL LIABILITIES	1,956,597	927,424
MEMBERS’ EQUITY/(DEFICIT)	(220,418)	1,037,056
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,736,179	$1,964,480

    The Company’s share of the Joint Venture Company’s results of operations for the three months ended September 30, 2019 was a loss of approximately $1.7 million.  The Company’s share in the results of operations for the three months ended September 30, 2018 was a loss of approximately $2.8 million.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  September 30, 2019 and June 30, 2019, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $33.1 million and $31.5 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  September 30, 2019 and June 30, 2019. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage interest in the Joint Venture Company.  Failure to make such additional capital contributions would cause the Company's ownership in the Joint Venture Company to be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment which was approximately $9.1 million as of September 30, 2019. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  September 30, 2019 are approximately $24.1 million. The following table presents the condensed results of operations for the Joint Venture Company for the three month periods ended  September 30, 2019 and 2018, and for the period from inception through September 30, 2019:

	Three Months Ended	Three Months Ended	Period from Inception January 8, 2015 to
	September 30, 2019	September 30, 2018	September 30, 2019
EXPENSES:
Exploration expense	$2,140,932	$3,554,798	$36,365,356
General and administrative	616,542	1,030,533	8,002,838
Total expenses	2,757,474	4,585,331	44,368,194
NET LOSS	$2,757,474	$4,585,331	$44,368,194

5. Prepaid Expenses and other

  The Company has prepaid expenses of $28,445 and $161,195 as of September 30, 2019 and June 30, 2019, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2019			2018
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,851,334)	6,357,113	$(0.29)	$(2,885,400)	6,155,695	$(0.47)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,851,334)	6,357,113	$(0.29)	$(2,885,400)	6,155,695	$(0.47)

 No options or warrants to purchase shares of common stock were outstanding as of September 30, 2019 or September 30, 2018.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  September 30, 2019, we had 6,357,113 shares of common stock outstanding, including 456,666 shares of unvested restricted stock.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2020 and January 2021.

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

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of Common Stock, in a private placement (the “Private Placement”) to certain purchasers (the “Purchasers”) pursuant to a Stock Purchase Agreement dated as of October 23, 2017 (the “Purchase Agreement”), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC (“Petrie”) acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  Juneau Exploration, L.P., which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer, purchased 13,200 shares of Common Stock in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

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

 Rights Plan

On December 19, 2012, the Company adopted a Rights Plan, which was amended on March 21, 2013, September 29, 2014, December 18, 2014,  November 11, 2015, and April 22, 2018.

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

Royal Gold serves as manager of the Joint Venture Company (the “Manager”) and manages, directs, and controls the operations of the Joint Venture Company.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018 Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through September 30, 2019, Royal Gold has contributed approximately $35.1 million (inclusive of the Royal Gold Initial Contribution of $5 million).   The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property.

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

On January 18, 2019, CORE Alaska, LLC and Royal Alaska, LLC, wholly-owned subsidiaries of the Company and Royal Gold, respectively, entered into an Amendment No. 2 (the “Amendment”) to the JV LLCA to outline rights of the parties in a joint sale process by the Company and Royal Gold and make certain other clarifying changes. The Amendment, among other things, (i) defined certain project areas and a resource area in reference to properties owned or controlled by the Joint Venture Company; (ii) allowed CORE Alaska, LLC and Royal Alaska, LLC to agree to sell their respective interests in the Joint Venture Company in respect of fewer than all such project areas in a joint sale process by the Company and Royal Gold; (iii) in connection with the joint sale process by the Company and Royal Gold, created (a) a tag right on a transfer by either CORE Alaska, LLC or Royal Alaska, LLC of any portion of its interest in the resource area; and (b) a drag right in a transfer by Royal Alaska, LLC of its entire interest in the resource area and, if the drag right is not exercised as to the resource area in a transfer of that area, then the drag right may be incorporated into the surviving entities that would hold certain other properties owned by the Joint Venture Company that were not transferred. The joint sale process has concluded without entering into a definitive change of control transaction.  As a result, the tag right and drag right created in connection with the joint sale process specifically with respect to the resource area also terminated.

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

In June of 2018, the Company retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Joint Venture Company’s properties in Alaska. The process concluded with no change of control transaction.  The Company is continuing to work with its advisors to evaluate strategic options while advancing the Peak Gold Joint Venture Property through exploration and baseline data collection for project permitting requirements. The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

10. Stock-Based Compensation

On September 15, 2010, the Company’s Board of Directors (the “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of Common Stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock. Under the Amended Equity Plan, the Board may issue up to 1,500,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  September 30, 2019, there were 456,666 shares of unvested restricted common stock outstanding and zero options to purchase shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the three months ended September 30, 2019 was $740,442. Stock-based compensation expense for the three months ended September 30, 2018 was $745,069.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of  September 30, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  September 30, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of September 30, 2019, there were 146,666 shares of such restricted stock that remained unvested.

As of  September 30, 2019, the total compensation cost related to unvested awards not yet recognized was $2,272,268. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the quarter ended September 30, 2019.  During the quarter ended September 30, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of  September 30, 2019, there were no stock options outstanding. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

 11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

 12. Subsequent Events

In October and November 2019, the Company funded a total of $1,800,000 to the Joint Venture Company for expenditures related to the 2019 drilling program in order to maintain its 60% interest in the Joint Venture Company.    As of the date of this report, the Company has funded a total of $4.1 million during the current calendar year related to both the 2019 and 2018 exploration programs.  The 2019 exploration program was completed in October 2019 below budget.   The Company does not expect any additional funding will be required related to the 2019 exploration program in calendar year 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2019, previously filed with the SEC.

Cautionary Statement about Forward-Looking Statements

  Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Any statement that is not historical fact is a forward -looking statement.  These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on our Peak Gold Joint Venture Property;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company's ability to fund its business with current cash reserves based on currently planned activties;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2019, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Ability to influence management of the Joint Venture Company;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of our industry;
•	Risks related to title to properties; and
•	Ability to consummate strategic transactions.

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of September 30, 2019, the Joint Venture Company leased or controlled over an estimated 860,000 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of September 30, 2019, Royal Gold has contributed $35.1 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. Now that Royal Gold has funded $30 million to the Joint Venture Company, pursuant to the terms of the JV LLCA, the Company and Royal Gold are obligated to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage interests in the Joint Venture Company.  The proceeds of the investment are used for additional exploration of the property it controls.  If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced.  As of September 30, 2019, the Company had approximately $7.6 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 exploration program for the Joint Venture Company, of which the Company’s share was approximately $4.1 million.  The program was completed in October 2019 below budget.  A total of 3,073 meters of drilling was completed.  As of September 30, 2019, actual expenditures by the Joint Venture Company for the 2019 exploration program were $4.8 million.  As of the date of this report, the Company has funded a total of $4.1 million to the Joint Venture Company during calendar year 2019, which related to both the 2019 and 2018 exploration programs.  The Company does not expect any additional funding will be required related to the 2019 exploration program in calendar year 2019.  The Company currently holds a 60.0% interest in the Joint Venture Company.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of September 30, 2019:

Property	Location	Commodities	Claims	Estimated Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	131	10,900	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	428	65,900	State Mining Claims
Bush	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
West Fork	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	108	15,800	State Mining Claims
Noah	Eastern Interior	Gold, Copper, Silver	482	75,400	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,245	858,400

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor in 2014, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. As of September 30, 2019, Royal Gold has earned a 40% interest in the Joint Venture Company, and therefore continues to serve as its Manager.  Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. The Management Committee currently consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of September 30, 2019, the Company’s directors and executives beneficially own approximately 16.6% of the Company’s common stock. An additional 12.4% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock. In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of September 30, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  September 30, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of September 30, 2019, there were 146,666 shares of such restricted stock that remained unvested.

As of September 30, 2019, the total compensation cost related to unvested awards not yet recognized was $2,272,268. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s Chairman, President and Chief Executive Officer, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the quarter ended September 30, 2019.  During the quarter ended September 30, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.

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

Gold Exploration

The Joint Venture Company controls an estimated 860,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.

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

The Joint Venture approved an exploration budget for calendar 2019 of $6.9 million, of which the Company's share was approximately $4.1 million.  The program was completed in October 2019 below budget.  The program included ground geophysics utilizing IP and soil samples within the greater Chief Danny area. A further program of reconnaissance work is planned for the Hona and Eagle claims blocks to follow up stream sediment sampling work completed in 2017.  Also included was soil sampling and ground geophysics work on the Triple Z target. The program drill tested targets adjacent to the Main Peak deposit, on the Hona claims and a target in the North Saddle area.  The budget also included funding to initiate a program of surface and groundwater characterization to support future permitting efforts.  As of the date of this report, the Company has funded a total of $4.1 million to the Joint Venture Company during calendar year 2019, which related to both the 2019 and 2018 exploration programs.  The Company does not anticipate any additional funding related to the 2019 exploration program in calendar year 2019.

From inception to September 30, 2019, the Joint Venture Company has incurred $44.4 million in exploration program expenditures. As of September 30, 2019, Royal Gold had funded a total of $35.1 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through September 30, 2019, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049
	Total	50,674	3,194	7,211	1,318	1,501	294,341	7,586	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2019 Exploration Program.  During the quarter ended September 30, 2019 the Joint Venture Company spent an estimated $2.8 million on program activities, including 7.6 line kilometers of IP geophysical surveys and 125 soil auger sampling and 146 rock chip samples within the Chief Danny area, 75 soil samples and 78 rock chip samples within the Triple Z claim block and 215 rock ship samples within the Hona claim block.  Exploration drilling consisted of  3,073 meters in six holes, which included three holes for 1,117 meters in the East Peak area, 1,301 meters in two holes in the Hona area and one hole of 654 meters at the North Saddle. The Company is awaiting final assays from the 2019 exploration program, and will provide the results from those assays when all are received.

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

Explanation
Drill collar - 2019
Drill collar - 2015-2018
Drill collar - pre 2015
Road
19449
North Saddle
2 O'clock
Mohawk
North Peak
19448
19446
East Peak
19447
Main Peak
0 150 300
Meters

2019 Exploration Program – continued.  During the quarter ended June 30, 2019 the Joint Venture Company spent an estimated $1.7 million on program activities, including 23.3 line kilometers of IP geophysical surveys and 1,363 soil auger sampling within the Chief Danny area, 12.2 line kilometers of IP geophysical surveys on the Triple Z claims and approximately 400 rock chip samples in the Hona claim block.  Wide spaced rock chip samples in the Hona claim block are returning anomalous gold, copper and silver values.  Drill targets were assessed and initial drilling to test East Peak, North Saddle and Taixtsalda started in mid-August. The Joint Venture Company also received regulatory approval to drill in the Hona claim block.  In addition, seven monitor wells were installed in and around the deposit area to initiate groundwater characterized to support baseline date collection.

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

Metallurgical testing of 19 composite samples from the Main Peak deposit were completed and showed good metallurgical response to direct cyanidation.  The Main Peak testing along with previously completed metallurgical testing on North Peak were used as the basis for the Preliminary Economic Assessment completed in September 2018.

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
18_FN23
North Peak
Main Peak

The map below depicts the location of the core holes drilled in the Copper Hill zone during the 2018 Phase I Program:

Explanation
Drill collar - 2018
0
100
200
Meters
18432-18433
18434-18435
18436-18437
Copper Hill

Significant Drill Intercepts from the 2018 Phase I Program.  Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. For the 2018 exploration program, no significant intervals were encountered in the drilling.

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

Community Affairs

 In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one year period, which has been extended for an additional two year period under the same terms. Under the extended Support Agreement the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018.   The Support Agreement was extended a second time for an additional two-year period under the same terms.  Under the second extension, the Joint Venture Company provides payments to the village four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2019 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of September 30, 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2019 and 2018 were $990,990 and $993,433, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $740,442 of stock-based compensation expense for the three months ended September 30, 2019, related to restricted stock granted to our officers and directors in December 2018, November 2018, November 2017, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $745,069 of stock-based compensation expense for the three months ended September 30, 2018, related to restricted stock granted to our officers and directors in November 2017, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended September 30, 2019 and 2018 was $900,000 and $1,950,000, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  The Company invested $900,000 in the Joint Venture Company during the three months ended September 30, 2019, and $1,950,000 during the three months ended September 30, 2018.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to September 30, 2019 are $24.1 million.

Liquidity

Prior to the Closing, the Company’s primary cash requirements were for exploration-related expenses.  Since the Closing, the Company’s primary cash requirements have been for general and administrative expenses and capital calls from the Joint Venture Company.  The Company’s sources of cash have been from common stock offerings. The Peak Gold Joint Venture Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Peak Gold Joint Venture Property.

As of September 30, 2019, the Company had approximately $7.6 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 Exploration Program for the Joint Venture Company, of which the Company’s share was approximately $4.1 million.    The 2019 program was completed in October below budget.  As of the date of this report, the Company has funded a total of $4.1 million to the Joint Venture Company, which related to both the 2019 and 2018 exploration programs. The Company does not anticipate any additional capital calls from the Joint Venture Company related to the 2019 exploration program in calendar year 2019.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

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

             On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of September 30, 2019, Royal Gold had funded approximately $35.1 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

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

Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2019, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2019, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2019 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s common stock is thinly traded.

As of September 30, 2019, there were approximately 6.4 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 16.6% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.4% of our common stock.  As of January 22, 2019, Royal Gold reported beneficial ownership of approximately 12.7% of our common stock.  Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company's common stock is thinly traded (average trading volume of 598 shares of common stock per day for fiscal year 2019), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

The Company's interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.  The Joint Venture Company approved an exploration budget for calendar 2019 of $6.9 million, of which the Company needed to fund 60.0%, or approximately $4.1 million, to maintain its current level of interest in the Joint Venture Company.  The program was completed in October 2019 below budget.  As of the date of this report, the Company has funded a total of $4.1 million to the Joint Venture Company during calendar year 2019, which related to the 2019 and 2018 exploration programs. The Company does not expect additional funding will be required related to the 2019 exploration program in calendar year 2019.  If the Company ever elects not to, or is unable to contribute its proportionate share of future approved exploration budgets, its interest in the Joint Venture Company will be reduced.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

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

CONTANGO ORE, INC.

Date: November 13, 2019	By:	/s/ JOHN B. JUNEAU
John B. Juneau
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)