Form 10-Q
period 2019-12-31
Contango ORE, Inc.
filed 2020-02-06
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of February 6, 2020 was 6,590,113.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	December 31, 2019	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$5,354,841	$8,600,658
Prepaid expenses and other	150,432	161,195
Total current assets	5,505,273	8,761,853
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$5,505,273	$8,761,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$164,127	$71,410
Accrued liabilities	155,125	347,879
Total current liabilities	319,252	419,289
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,515,113 shares issued and outstanding at December 31, 2019; 6,357,113 shares issued and outstanding at June 30, 2019	65,151	63,571
Additional paid-in capital	59,557,406	57,935,663
Accumulated deficit	(54,436,536)	(49,656,670)
SHAREHOLDERS’ EQUITY	5,186,021	8,342,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,505,273	$8,761,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
EXPENSES:
General and administrative expense	$(1,150,944)	$(1,103,750)	$(2,141,935)	$(2,097,183)
Total expenses	(1,150,944)	(1,103,750)	(2,141,935)	(2,097,183)
OTHER INCOME/(EXPENSE):
Interest income	22,412	58,020	62,069	116,053
Loss from equity investment in Peak Gold, LLC (Note 4)	(1,800,000)	(840,000)	(2,700,000)	(2,790,000)
NET LOSS	$(2,928,532)	$(1,885,730)	$(4,779,866)	$(4,771,130)
LOSS PER SHARE
Basic and diluted	$(0.45)	$(0.30)	$(0.75)	$(0.77)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,439,273	6,260,796	6,398,193	6,209,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,779,866)	$(4,771,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,623,323	1,530,967
Loss from equity investment in Peak Gold, LLC	2,700,000	2,790,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	10,763	49,007
Decrease in accounts payable and accrued liabilities	(100,037)	(191,417)
Net cash used in operating activities	(545,817)	(592,573)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(2,700,000)	(2,790,000)
Net cash used in investing activities	(2,700,000)	(2,790,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,245,817)	(3,382,573)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,600,658	13,810,805
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,354,841	$10,428,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$(49,656,670)	$8,342,564
Stock-based compensation	—	—	1,623,323	—	1,623,323
Restricted stock activity	158,000	1,580	(1,580)	—	—
Net loss for the period	—	—	—	(4,779,866)	(4,779,866)
Balance at December 31, 2019	6,515,113	$65,151	$59,557,406	$(54,436,536)	$5,186,021

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	6,153,266	$61,533	$54,949,370	$(41,300,831)	$13,710,072
Stock-based compensation	—	—	1,530,967	—	1,530,967
Restricted stock activity	184,334	1,843	(1,843)
Stock option exercises	19,513	195	(195)
Net loss for the period	—	—	—	(4,771,130)	(4,771,130)
Balance at December 31, 2018	6,357,113	$63,571	$56,478,299	$(46,071,961)	$10,469,909

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of December 31, 2019, Royal Gold has contributed approximately $36.3 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  Now that Royal Gold has funded $30 million, the Company and Royal Gold have an obligation to fund jointly the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage ownership interests in the Joint Venture Company.  The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property. Pursuant to the JV LLCA, Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

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

 In June of 2018, the Company retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options.  The Company is continuing to work with its advisors to evaluate strategic options while advancing the Peak Gold Joint Venture Property through exploration and baseline data collection for project permitting requirements. The Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2019. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of December 31, 2019 and June 30, 2019 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  December 31, 2019 or June 30, 2019.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of December 31, 2019.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2019 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold currently serves as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of December 31, 2019 and June 30, 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company, which was approximately $1.4 million. As of  December 31, 2019, Royal Gold has contributed approximately $36.3 million to the Joint Venture Company, and earned a cumulative economic interest of 40.0%.  As of  December 31, 2019, the Company held a 60.0% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to December 31, 2019:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	2,700,000
Loss from equity investment in Peak Gold, LLC	(2,700,000)
Investment balance at December 31, 2019	$—

The following table presents the condensed balance sheet for the Joint Venture Company as of  December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
ASSETS
Cash and cash equivalents	$139,136	$473,056
Mineral properties	1,433,886	1,433,886
Other assets	130,148	57,538
TOTAL ASSETS	$1,703,170	$1,964,480

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$512,860	$927,424
TOTAL LIABILITIES	512,860	927,424
MEMBERS’ EQUITY/(DEFICIT)	1,190,310	1,037,056
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,703,170	$1,964,480

    The Company’s share of the Joint Venture Company’s results of operations for the three and six months ended December 31, 2019 was a loss of approximately $0.9 million and $2.6 million, respectively.  The Company’s share in the results of operations for the three and six months ended December 31, 2018 was a loss of approximately $0.5 million and $3.3 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  December 31, 2019 and June 30, 2019, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $34.1 million and $31.5 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  each December 31, 2019 and June 30, 2019. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage interest in the Joint Venture Company in order to maintain its ownership in the Joint Venture Company to be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $10.9 million as of December 31, 2019. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  December 31, 2019 are approximately $23.2 million. The following table presents the condensed results of operations for the Joint Venture Company for the three and six month periods ended  December 31, 2019 and 2018, and for the period from inception through December 31, 2019:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Period from Inception January 8, 2015 to
	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2018	December 31, 2019
EXPENSES:
Exploration expense	$1,121,694	$3,305,979	$675,796	$4,230,592	$37,487,050
General and administrative	467,578	1,040,770	208,871	1,239,406	8,470,416
Total expenses	1,589,272	4,346,749	884,667	5,469,998	45,957,466
NET LOSS	$1,589,272	$4,346,749	$884,667	$5,469,998	$45,957,466

5. Prepaid Expenses and other

  The Company has prepaid expenses of $150,432 and $161,195 as of December 31, 2019 and June 30, 2019, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended December 31,
	2019			2018
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(2,928,532)	6,439,273	$(0.45)	$(1,885,730)	6,260,796	$(0.30)
Diluted Loss per Share:
Net loss attributable to common stock	$(2,928,532)	6,439,273	$(0.45)	$(1,885,730)	6,260,796	$(0.30)

	Six Months Ended December 31,
	2019			2018
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(4,779,866)	6,398,193	$(0.75)	$(4,771,130)	6,209,042	$(0.77)
Diluted Loss per Share:
Net loss attributable to common stock	$(4,779,866)	6,398,193	$(0.75)	$(4,771,130)	6,209,042	$(0.77)

 No options or warrants to purchase shares of common stock were outstanding as of December 31, 2019 or December 31, 2018.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of common stock of the Company, with an exercise price per share equal to the closing price on January 6, 2020, the day on which he began employment with the Company. The options will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  December 31, 2019, we had 6,515,113 shares of common stock outstanding, including 614,666 shares of unvested restricted stock.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2020 and January 2022.

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering, a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, who was serving as the Company’s Chairman, President and Chief Executive Officer at the time of exercise of the warrants. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations to the Joint Venture Company.

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

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of common stock, in a private placement (the “Private Placement”) to certain purchasers (the “Purchasers”) pursuant to a Stock Purchase Agreement dated as of October 23, 2017 (the “Purchase Agreement”), by and among the Company and each Purchaser. The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC (“Petrie”) acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other Purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.  Juneau Exploration, L.P., which is controlled by Brad Juneau, the Company’s President and Chief Executive Officer at the time of the Private Placement, purchased 13,200 shares of common stock in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

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

 Rights Plan

On December 19, 2012, the Company adopted a Rights Plan, which was amended on March 21, 2013, September 29, 2014, December 18, 2014,  November 11, 2015, April 22, 2018, and November 20, 2019.

Under the terms of the amended Rights Plan, each right (a “Right”) will entitle the holder to purchase 1/100 of a share of Series A Junior Preferred Stock of the Company (the “Preferred Stock”) at an exercise price of $80 per share. The Rights will be exercisable and will trade separately from the shares of common stock if a person, or group, acquires beneficial ownership of 15% or more of the Company’s common stock.  Under the terms of the Rights Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock that was held as of the close of business on December 20, 2012. Stockholders will not receive certificates for the Rights, but the Rights will become part of each share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by the Company after December 20, 2012. The Rights are scheduled to expire on December 31, 2021.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018, Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through December 31, 2019, Royal Gold has contributed approximately $36.3 million (inclusive of the Royal Gold Initial Contribution of $5 million) and the Company has contributed approximately $9.4 million in cash and $1.4 million in properties to the Joint Venture Company.   The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property.

Pursuant to the terms of the JV LLCA, the members contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members, and multiplying by 100.

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

        9. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer, until January 6, 2020, and serves as the the Company's Executive Chairman effective January 6, 2020, is also the sole manager of JEX, a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining other properties and initially engaged Avalon Development Corporation (“Avalon”) to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in such properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the properties transferred.

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

  On November 20, 2019, the Company entered into an Amended and Restated Management Services Agreement (the “A&R MSA”), with JEX, which amends and restates the Management Services Agreement between the Company and JEX dated as of October 1, 2016. Pursuant to the A&R MSA, JEX will continue, subject to the direction of the board of directors of the Company, to manage the business and affairs of the Company and its interest in Joint Venture Company. The services provided to the Company by JEX include corporate finance, accounting, budget, reporting, risk management, operations and stockholder relation functions of the Company. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $47,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company.   No part of the fee payable to JEX pursuant to the A&R MSA is allocated for compensation of Brad Juneau who is compensated separately as determined by the independent directors of the Company.  In addition, executives of JEX may be granted restricted stock, stock options or other forms of compensation by the independent directors of the Company.  The amount of time and expertise required to effectively manage and administer the business and affairs of the Company will continue to be monitored by the board of directors of the Company for necessary adjustments or modifications depending upon the amount of time required to be spent on the business and affairs of the Company by the executives and the progress of the Joint Venture Company in its exploratory programs in Alaska.

On October 23, 2017, the Company completed the Private Placement described in Note 7 - Shareholders' Equity.  JEX, which is controlled by Brad Juneau, the Company’s then-President and Chief Executive Officer, purchased 13,200 shares of common stock, in the Private Placement for a price of $250,800 and on the same terms and conditions as all other Purchasers.

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

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Equity Plan”) which increases the number of shares of common stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board may issue up to 2,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  December 31, 2019, there were 614,666 shares of unvested restricted common stock outstanding and zero options to purchase shares of common stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and six months ended December 31, 2019 and 2018 was $882,881 and $1,623,323. Stock-based compensation expense for the three and six months ended December 31, 2018 was $785,999 and $1,530,967, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors.  As of  December 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.  All 155,000 shares of restricted stock vested on January 1, 2020.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  December 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of December 31, 2019, there were 146,666 shares of such restricted stock that remained unvested.

In  November 2019, the Company granted 158,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  December 31, 2019, there were 158,000 shares of such restricted stock that remained unvested.

As of  December 31, 2019, the total compensation cost related to unvested awards not yet recognized was $3,640,887. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s former Chairman, President and Chief Executive Officer and current Executive Chairman, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the three or six months ended December 31, 2019.  During the six months ended December 31, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. As of  December 31, 2019, there were no stock options outstanding. The total compensation cost related to these options has been fully recognized as all of the options are fully vested.

Subsequent to December 31, 2019, in connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of common stock of the Company, with an exercise price per share equal to the closing price on January 6, 2020, the day on which he began employment with the Company. On January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The options and shares of restricted stock each will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

 11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of December 31, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Joint Venture Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2019-2020 assessment year totaled $323,248. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

Royal Gold Royalties. The Joint Venture Company is obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain other properties.

Retention Agreements. In February 2019, the Company entered into Retention Agreements with its then Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement) that takes place prior to August 6, 2020, provided that the recipient is employed by the Company when the change of control occurs.  Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

 12. Subsequent Events

On January 1, 2020, 155,000 shares of common stock vested related to the November 2017 stock grant.

Effective as of January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company.  Brad Juneau will continue to be active in the Company as Executive Chairman.  Mr. Van Nieuwenhuyse will perform the functions of the Company’s principal executive officer.  Also, effective on January 6, 2020, the size of the Board was increased from four to five directors with Mr. Van Nieuwenhuyse appointed to the Board to fill the vacancy created by the increase.

Pursuant to his Offer Letter, Mr. Van Nieuwenhuyse will receive a base salary of $350,000 per annum. On January 6, 2020, pursuant to an Incentive Stock Option Agreement, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of common stock of the Company, with an exercise price per share equal to the closing price on January 6, 2020, the day on which he began employment with the Company. On January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse pursuant to a Restricted Stock Award Agreement. The options and shares of restricted stock each will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.  Mr. Van Nieuwenhuyse will be entitled to receive short-term incentive plan and long-term incentive plan bonuses that will be paid in the form of a combination of cash, restricted stock and options, which is set forth in plans and agreements to be adopted by the Board.  He will also receive one year of severance in the event that his employment is terminated other than for cause after the second anniversary of his employment with the Company.

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

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of December 31, 2019, the Joint Venture Company leased or controlled over an estimated 860,000 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of December 31, 2019, Royal Gold has contributed $35.1 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. Now that Royal Gold has funded $30 million to the Joint Venture Company, pursuant to the terms of the JV LLCA, the Company and Royal Gold are obligated to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage interests in the Joint Venture Company.  The proceeds of the investment are used for additional exploration of the property it controls.  If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced.  As of December 31, 2019, the Company had approximately $5.4 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 exploration program for the Joint Venture Company, of which the Company’s share was approximately $4.1 million.  The program was completed in October 2019 below budget.  A total of 3,073 meters of drilling was completed.  As of December 31, 2019, actual expenditures by the Joint Venture Company for the 2019 exploration program were $6.4 million.  The Company contributed $4.1 million to the Joint Venture Company during calendar year 2019 related to both the 2019 and the 2018 exploration programs.  The Company currently holds a 60.0% interest in the Joint Venture Company.

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of December 31, 2019:

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor in 2014, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. As of December 31, 2019, Royal Gold has earned a 40% interest in the Joint Venture Company, and therefore continues to serve as its Manager.  Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. The Management Committee currently consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

Effective as of January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company.  Brad Juneau will continue to be active in the Company as Executive Chairman.   Mr. Van Nieuwenhuyse will perform the functions of the Company’s principal executive officer.  Also, effective on January 6, 2020, the size of the Board was increased from four to five directors with Mr. Van Nieuwenhuyse appointed to the Board to fill the vacancy created by the increase.  Mr. Van Nieuwenhuyse, 64, previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2019, the Company’s directors and executives beneficially own approximately 18.6% of the Company’s common stock. An additional 12.1% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock; Options. In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2020. As of December 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  December 31, 2019, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of December 31, 2019, there were 146,666 shares of such restricted stock that remained unvested.

In  November 2019, the Company granted 158,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  December 31, 2019, there were 158,000 shares of such restricted stock that remained unvested.

As of December 31, 2019, the total compensation cost related to unvested awards not yet recognized was $3,640,887. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s former Chairman, President and Chief Executive Officer and current Executive Chairman, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the three and six months ended December 31, 2019.  During the six months ended December 31, 2018 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020 the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of common stock of the Company, with an exercise price per share equal to the closing price on January 6, 2020, the day on which he began employment with the Company. On January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The options and shares of restricted stock each will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

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

The State of Alaska government owns public lands. Mineral resource exploration, development and production are administered primarily by the State Department of Natural Resources. Ownership of the subsurface mineral estate, including alluvial and lode mineral rights, can be acquired by staking a 40 -acre or 160 -acre mining claim, which right is granted under Alaska Statute Sec. 38.05.185 to 38.05.275, as amended. The State of Alaska government continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. A mining claim is subject to annual assessment work requirements, the payment of annual rental fees and royalties due to the State of Alaska after commencement of commercial production. Both private fee-land and unpatented mining claims and related rights, including rights to use the surface, are subject to permitting requirements of federal, state, tribal and local governments.

Gold Exploration

The Joint Venture Company controls approximately an estimated 860,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.

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

The Joint Venture approved an exploration budget for calendar 2019 of $6.9 million, of which the Company's share was approximately $4.1 million.  The program was completed in October 2019 below budget.  The program included ground geophysics utilizing IP and soil samples within the greater Chief Danny area. A further program of reconnaissance work, drilling and airborne Versatile Time Domain Electromagnetics (VTEM) survey was completed in the Hona and Eagle claims blocks to follow up stream sediment sampling work completed in 2017.  Also included was soil sampling and ground geophysics work on the Triple Z target. The program drill tested targets adjacent to the Main Peak deposit, on the Hona claims and a target in the North Saddle area.  The budget also included funding to initiate a program of surface and groundwater characterization to support future permitting efforts.  The Company funded a total of $4.1 million to the Joint Venture Company during calendar year 2019, which related to both the 2019 and 2018 exploration programs.  The Joint Venture Company has not approved a final exploration budget for calendar year 2020.  The Company's ability to contribute funds to the Joint Venture Company in proportion to its 60% interest in the Joint Venture Company will depend on its ability to raise capital.  If the Company is unable to fund its contribution to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company will be diluted.

From inception to December 31, 2019, the Joint Venture Company has incurred $46.0 million in exploration program expenditures. As of December 31, 2019, Royal Gold had funded a total of $36.3 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.

Hona Prospect Area

The Hona Prospect area is located on Alaska State mining claims approximately 25 kilometers west of the Main Peak deposit. A  reconnaissance program was carried out on the Hona claim block in 2017, which consisted of 363 pan concentrate and 364 stream sediment samples.  Anomalous gold and copper values were found during the 2017 program and in 2019 follow-up reconnaissance work was completed. This effort consisted of taking 615 rock chip samples and surface mapping.  The two programs identified three target areas Hona 1, Hona 2 and Hona 3.  Exploration drilling in 2019, consisting of two  core holes, totaling 1,301 meters, tested a portion of the Hona 2 target.  As part of the 2019 program, 1,006 line-km of helicopter-borne magnetic and VTEM survey was completed over a portion of the Hona Prospect.

The map below depicts the location of the two core holes drilled at the Hona 2 target along with rock chip sampling results and surface geology.

Hona 2
Hona 3
Hona 1
2019 Drill Holes
Kenneccott Collars
Rock Chip Au (ppm)
Below Detection
0.01 - 0.25
0.26 - 0.50
0.51 - 1.00
1.01 - 2.00
2.01 - 12.50
LITHOLOGY
Skarn
Granodiorite
Quartz-mica schist
HN19001
HN19002
7.232
1.33
2.533
9.486
12.5
5.095
9.623
1.625
4.05
3.69
1.427
1.068
1.082
2.053
1.74
7.183
1.539
0
200
400
Meters
N
0
0.5
1
Kilometers
377000
378000
379000
380000
381000
382000
7006000
7005000
7004000
7003000
7002000

Significant Drill Intercepts from the 2019 Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete 2019 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
HN19001	Hona 2	32.00	35.05	3.05	1.01	0.029	1.4	0.027
HN19001	Hona 2	436.17	440.89	4.72	0.80	0.023	-	0.025
HN19001	Hona 2	452.78	460.71	7.93	0.88	0.026	0.4	0.034
HN19002	Hona 2	224.33	227.38	3.05	0.59	0.017	-	0.012
HN19002	Hona 2	339.09	342.29	3.20	1.23	0.036	1.3	0.046
HN19002	Hona 2	369.27	373.56	4.29	0.55	0.016	-	0.028
HN19002	Hona 2	396.85	399.04	2.19	0.93	0.027	1.7	0.024
HN19002	Hona 2	445.24	446.53	1.29	3.05	0.089	0.8	0.029
HN19002	Hona 2	612.65	629.67	17.02	0.41	0.012	5.4	0.333

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through December 31, 2019, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

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

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

2019 Exploration Program.  During the quarter ended December 31, 2019 the Joint Venture Company spent an estimated $1.6 million on program activities, including metallurgical testing, geochemical data analyses, geophysical surveys landholding fees and other related expenses.

During the quarter ended September 30, 2019 the Joint Venture Company spent an estimated $2.8 million on program activities, including 7.6 line kilometers of IP geophysical surveys and 125 soil auger sampling and 146 rock chip samples within the Chief Danny area.  Exploration drilling consisted of  1,771 meters in four holes, which included three holes for 1,117 meters in the East Peak area and one hole of 654 meters at the North Saddle.

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

Explanation
Drill collar - 2019
Drill collar - 2015-2018
Drill collar - pre 2015
Road
19449
North Saddle
2 O'clock
Mohawk
North Peak
19448
19446
East Peak
19447
Main Peak
0 150 300
Meters

Significant Drill Intercepts from the 2019 Program. Sample intervals are calculated using 0.5 grams per tonne (gpt) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 gpt; for silver (Ag) is 10 gpt; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete 2019 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_gpt	Au_opt	Ag_gpt	Cu %
TET19446	East Peak	213.52	215.00	1.48	1.11	0.032	64.8	0.046
TET19447	East Peak	148.44	151.49	3.05	0.99	0.029	31.0	0.022
TET19447	East Peak	303.70	306.29	2.59	1.70	0.050	61.8	0.116
TET19447	East Peak	326.04	327.17	1.13	1.70	0.050	5.1	0.076
TET19447	East Peak	339.85	342.14	2.29	1.79	0.052	3.1	0.108
TET19447	East Peak	407.21	408.52	1.31	9.18	0.268	1.9	0.049
TET19448	East Peak	326.77	329.34	2.57	2.37	0.069	1.3	0.015

2019 Exploration Program – continued.  During the quarter ended June 30, 2019 the Joint Venture Company spent an estimated $1.7 million on program activities, including 23.3 line kilometers of IP geophysical surveys and 1,363 soil auger sampling within the Chief Danny area.  Drill targets were assessed and initial drilling to test East Peak and North Saddle started in mid-August.  In addition, seven monitor wells were installed in and around the deposit area to initiate groundwater characterized to support baseline date collection.

During the quarter ended March 31, 2019, the Joint Venture Company spent an estimated $0.3 million on program activities, including metallurgical testing, geochemical data analyses, landholding fees and other related expenses.

2018 Exploration Program - Phase I.   During the quarter ending December 31, 2018, 3.5 line-kilometers of IP surveys, 35.0 line-kilometers of Titan DCIP/MT surveys and 4,427 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.6 million, during the quarter, on program activities, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 2,177 meters in six holes in the North Saddle Area, 1,403 meters in six holes in Copper Hill, 207 meters in two holes in 2 O’clock, 261 meters in one hole in 8 O’clock, 180 meters in one hole in Main Peak and 200 meters in one northeast of North Peak.  In the 2018 field season, 6,189 meters of drilling in 28 holes were completed.

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

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Peak Gold Joint Venture Property. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease.  In connection with the Transactions, the Company terminated the PSA with Avalon, and Avalon is now providing services to the Joint Venture Company.  Avalon will cease to provide services to the Joint Venture Company on February 28, 2020.

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

Community Affairs

 In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one year period, which has been extended for an additional two year period under the same terms. Under the extended Support Agreement the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018.   The Support Agreement was extended a second time for an additional two-year period under the same terms.  Under the second extension, the Joint Venture Company provided payments to the village four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of December 31, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, Additional Properties and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from any other properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2019-2020 assessment year, claims rentals totaled $323,248. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

In February 2019, the Company entered into Retention Agreements with its then-Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), that takes place prior to August 6, 2020, provided that the recipient is employed by the Company when the change of control occurs.  Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2019 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of December 31, 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2019 and 2018 were $1,150,944 and $1,103,750, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $882,881 of stock-based compensation expense for the three months ended December 31, 2019, related to restricted stock granted to our officers and directors in November 2019, December 2018, November 2018, November 2017, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $785,999 of stock-based compensation expense for the three months ended December 31, 2018, related to restricted stock granted to our officers and directors in November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended December 31, 2019 and 2018 was $1,800,000 and $840,000, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  The Company invested $1,800,000 in the Joint Venture Company during the three months ended December 31, 2019, and $840,000 during the three months ended December 31, 2018.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2019 are $23.2 million.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2019 and 2018 were $2,141,935 and $2,097,183, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $1,623,323 of stock-based compensation expense for the six months ended December 31, 2019, related to restricted stock granted to our officers and directors in November 2019, December 2018, November 2018, November 2017, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $1,530,967 of stock-based compensation expense for the six months ended December 31, 2018, related to restricted stock granted to our officers and directors in December 2018, November 2018, November 2017, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the six months ended December 31, 2019 and 2018 was $2,700,000 and $2,790,000, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution. The Company invested $2,700,000 million in the Joint Venture Company during the six months ended December 31, 2019, and $2,790,000 during the six months ended December 31, 2018.   The portion of the cumulative loss that exceeds the Company's cumulative investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2019 are $23.2 million.

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

As of December 31, 2019, the Company had approximately $5.4 million of cash, cash equivalents, and short term investments.  A capital budget of $6.9 million was approved for the calendar 2019 Exploration Program for the Joint Venture Company, of which the Company’s share was approximately $4.1 million.    The 2019 program was completed in October below budget.  The Company funded a total of $4.1 million to the Joint Venture Company, which related to both the 2019 and 2018 exploration programs.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months.

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

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of common stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each purchaser named therein.  Brad Juneau, who was serving as the Company’s President and Chief Executive Officer at the time of the offering, purchased 13,200 shares of common stock, at an aggregate purchase price of $250,800, in the Private Placement on the same terms and conditions as all other purchasers.  The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.

             On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of December 31, 2019, Royal Gold had funded approximately $35.1 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

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

Further financing by the Company may include issuances of equity, instruments convertible into equity (such as warrants) or various forms of debt. The Company believes that it is likely that it will raise capital through the issuance of additional equity securities in the next six months for purposes of funding its proportionate share of future Joint Venture Company exploration and for the Company’s operating costs. The Company has issued common stock and other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of common stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of the Company’s securities. Any additional issuances of common stock or securities convertible into, or exercisable or exchangeable for, common stock may ultimately result in dilution to the holders of common stock, dilution in any future earnings per share of the Company and may have a material adverse effect upon the market price of the common stock of the Company.

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

As of December 31, 2019, there were approximately 6.5 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 18.6% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.1% of our common stock.  As of August 2, 2019, Royal Gold reported beneficial ownership of approximately 12.7% of our common stock.  Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company's common stock is thinly traded (average trading volume of 598 shares of common stock per day for fiscal year 2019), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

The Company's interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company will depend on its ability to raise capital and may be limited.  The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals.  Further financing by the Company may include issuances of equity instruments convertible into equity (such as warrants) or various forms of debt.  The Joint Venture Company has not approved a final exploration budget for calendar year 2020.  If the Company ever elects not to, or is unable to contribute its proportionate share of future approved exploration budgets, its interest in the Joint Venture Company will be reduced.

In addition, now that Royal Gold has earned a percentage interest of 40.0% in the Joint Venture Company, the Company’s interest in the Joint Venture Company may also be reduced if Royal Gold exercises its right to require the Company to sell up to 20.0% of the interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest in the Joint Venture Company.

If the Company does not successfully manage the transition associated with the appointment of its new Chief Executive Officer, it could have an adverse impact on the Company’s business.

Effective January 6, 2020, the Company’s board of directors appointed Rick Van Nieuwenhuyse to serve as President and Chief Executive Officer of the Company.  Brad Juneau will continue to be active in the Company as Executive Chairman.  Although Mr. Juneau will continue to serve the Company in his capacity as Executive Chairman and will be working closely with Mr. Van Nieuwenhuyse, leadership transitions can be inherently difficult to manage, and an inadequate transition to new Chief Executive Officer may cause disruption to the Company’s business. This may also make it more difficult for the Company to retain and hire key management and other team members.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango ORE, Inc. (1)

3.2	Bylaws of Contango ORE, Inc. (1)

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (6)

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (4)

4.3	Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (4)

4.4	Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (5)

4.5	Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (7)

4.6	Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (8)

4.7	Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (9)

4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (12)

4.9	Amendment No. 6 to Rights Agreement, dated as of November 20, 2019, between Contango ORE, Inc.and Computershare Trust Company, N.A., as Rights Agent. (14)

4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.(10)

4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the Purchasers named therein.(11)

10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (1)

10.2	First Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan. †(13)

10.3	Amended and Restated Master Services Agreement, dated as of November 20, 2019, between Contango ORE, Inc. and Juneau Exploration, L.P. (14)

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Original Schedule of Gold properties (Excluding Tetlin Lease). (2)

99.2	Original Schedule of REE properties. (2)

99.3	Report of Behre Dolbear & Company (USA), Inc. (3)

99.4	Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholder parties thereto.(7)

101	Interactive Data Files*

*	Filed herewith.

†	Management contract or compensatory plan or agreement.

1.	Filed as an exhibit to the Company’s report on Amendment No. 2 to Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010.

2.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011.

3.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012.

4.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012.

5.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013.

6.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013.

7.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014.

8.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the three months ended December 31, 2015, as filed with the Securities and Exchange Commission on November 12, 2015.

10.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017.

11.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017.

12.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018.

13.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2019.

14.	Filed as an exhibit to the Company’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 6, 2020	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2020	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)