Form 10-Q
period 2020-03-31
Contango ORE, Inc.
filed 2020-05-06
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 6, 2020 was 6,557,239.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	March 31, 2020	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$3,593,644	$8,600,658
Prepaid expenses and other	252,181	161,195
Total current assets	3,845,825	8,761,853
OTHER ASSETS:
Investment in Peak Gold, LLC (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$3,845,825	$8,761,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,171	$71,410
Accrued liabilities	178,505	347,879
Total current liabilities	184,676	419,289
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,590,113 shares issued and 6,557,239 outstanding at March 31, 2020; 6,357,113 shares issued and outstanding at June 30, 2019	65,901	63,571
Additional paid-in capital	60,418,781	57,935,663
Treasury stock at cost (32,874 shares at March 31, 2020; and 0 at June 30, 2019)	(476,672)	—
Accumulated deficit	(56,346,861)	(49,656,670)
SHAREHOLDERS’ EQUITY	3,661,149	8,342,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,845,825	$8,761,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
EXPENSES:
General and administrative expense	$(1,322,125)	$(1,070,916)	$(3,464,060)	$(3,168,099)
Total expenses	(1,322,125)	(1,070,916)	(3,464,060)	(3,168,099)
OTHER INCOME/(EXPENSE):
Interest income	11,801	55,232	73,869	171,285
Loss from equity investment in Peak Gold, LLC (Note 4)	(600,000)	(420,000)	(3,300,000)	(3,210,000)
NET LOSS	$(1,910,324)	$(1,435,684)	$(6,690,191)	$(6,206,814)
LOSS PER SHARE
Basic and diluted	$(0.29)	$(0.23)	$(1.04)	$(0.99)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,550,068	6,357,113	6,449,345	6,257,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,690,191)	$(6,206,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,485,448	2,255,937
Loss from equity investment in Peak Gold, LLC	3,300,000	3,210,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	(90,986)	(41,907)
Decrease in accounts payable and accrued liabilities	(234,613)	(40,541)
Net cash used in operating activities	(1,230,342)	(823,325)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(3,300,000)	(3,210,000)
Net cash used in investing activities	(3,300,000)	(3,210,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(476,672)	—
Net cash used in financing activities	(476,672)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,007,014)	(4,033,325)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,600,658	13,810,805
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,593,644	$9,777,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2019	6,515,113	$65,151	$59,557,406	$—	$(54,436,536)	$5,186,021
Stock-based compensation	—	—	862,125	—	—	862,125
Restricted stock activity	75,000	750	(750)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(476,672)	—	(476,672)
Net loss for the period	—	—	—	—	(1,910,325)	(1,910,325)
Balance at March 31, 2020	6,590,113	$65,901	$60,418,781	$(476,672)	$(56,346,861)	$3,661,149

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	6,357,113	$63,571	$56,478,299	$(46,071,961)	$10,469,909
Stock-based compensation	—	—	724,970	—	724,970
Net loss for the period	—	—	—	(1,435,684)	(1,435,684)
Balance at March 31, 2019	6,357,113	$63,571	$57,203,269	$(47,507,645)	$9,759,195

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$—	$(49,656,670)	$8,342,564
Stock-based compensation	—	—	2,485,448	—	—	2,485,448
Restricted stock activity	233,000	2,330	(2,330)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(476,672)	—	(476,672)
Net loss for the period	—	—	—	—	(6,690,191)	(6,690,191)
Balance at March 31, 2020	6,590,113	$65,901	$60,418,781	$(476,672)	$(56,346,861)	$3,661,149

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	6,153,266	$61,533	$54,949,370	$(41,300,831)	$13,710,072
Stock-based compensation	—	—	2,255,937	—	2,255,937
Restricted stock activity	184,334	1,843	(1,843)	—	—
Stock option exercises	19,513	195	(195)	—	—
Net loss for the period	—	—	—	(6,206,814)	(6,206,814)
Balance at March 31, 2019	6,357,113	$63,571	$57,203,269	$(47,507,645)	$9,759,195

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of March 31, 2020, Royal Gold has contributed approximately $36.7 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  Now that Royal Gold has funded $30 million, the Company and Royal Gold have an obligation to fund jointly the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage ownership interests in the Joint Venture Company.  The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property. Pursuant to the JV LLCA, Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

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

The Company has completed ten years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company completed the 2019 exploration program in October of 2019.  A total of 3,073 meters of drilling was completed during that program.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. Through March 31, 2020, the spread of this virus and government responses have caused business disruption and is adversely affecting many industries.  The Company and the Joint Venture Company are monitoring the situation and taking reasonable steps to keep our business premises, properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID-19.  Due to the uncertainty related to COVID-19, the Management Committee of the Joint Venture Company has approved a $1.8 million budget for 2020 that will serve to care for and maintain the Peak Gold Joint Venture Property.  New exploration on the Peak Gold Joint Venture Property will be postponed until conditions permit.  The Company's share of the 2020 budget is approximately $1.1 million.

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

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2019. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of March 31, 2020 and June 30, 2019 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  March 31, 2020 or June 30, 2019.  The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of March 31, 2020.   Due to the Company’s full valuation allowance, the changes to the income tax provision as a result of the bill are not expected to have a consolidated financial statement impact.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses and increasing the loss carryback period for certain losses to five years, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is still evaluating the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2020 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold currently serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of March 31, 2020 and June 30, 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Recently Issued Accounting Pronouncements.  In February 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update "ASU" 2016-02, Leases (Topic 842), which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for all leases with terms greater than twelve months.  Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses.  ASU 2016-02 also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Joint Venture Company owns the Tetlin lease and any impact of the new standard related to that lease will be evaluated at the Joint Venture Company level.  The new standard was adopted in July 2019.  Adopting this standard did not have an impact on the Company's financials.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments— Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the three standards.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company accounts for the Joint Venture Company under the equity method of accounting.  We do not anticipate that this update will have a material impact on our financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in the Joint Venture Company

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company, which was approximately $1.4 million. As of March 31, 2020, the Company has contributed approximately $11.4 million to the Joint Venture Company, and Royal Gold has contributed approximately $36.7 million.  As of March 31, 2020, the Company held a 60.0% economic interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to March 31, 2020:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,300,000
Loss from equity investment in Peak Gold, LLC	(3,300,000)
Investment balance at March 31, 2020	$—

The following table presents the condensed unaudited balance sheet for the Joint Venture Company as of March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019
ASSETS
Cash and cash equivalents	$191,578	$473,056
Mineral properties	1,433,886	1,433,886
Other assets	193,116	57,538
TOTAL ASSETS	$1,818,580	$1,964,480

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$220,507	$927,424
TOTAL LIABILITIES	220,507	927,424
MEMBERS’ EQUITY	1,598,073	1,037,056
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,818,580	$1,964,480

    The Company’s share of the Joint Venture Company’s results of operations for the three and nine months ended March 31, 2020 was a loss of approximately $0.3 million and $3.0 million, respectively.  The Company’s share in the results of operations for the three and nine months ended March 31, 2019 was a loss of approximately $0.2 million and $3.5 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  March 31, 2020 and June 30, 2019, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $34.4 million and $31.5 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $1.4 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  each March 31, 2020 and June 30, 2019. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage interest in the Joint Venture Company in order to maintain its ownership in the Joint Venture Company to be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $11.4 million as of March 31, 2020. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2020 are approximately $23.0 million. The following table presents the condensed unaudited results of operations for the Joint Venture Company for the three and nine month periods ended March 31, 2020 and 2019, and for the period from inception through March 31, 2020:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from Inception January 8, 2015 to
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019	March 31, 2020
EXPENSES:
Exploration expense	$342,077	$215,930	$3,648,059	$4,403,170	$37,829,127
General and administrative	250,160	130,625	1,290,924	1,413,383	8,720,576
Total expenses	592,237	346,555	4,938,983	5,816,553	46,549,703
NET LOSS	$592,237	$346,555	$4,938,983	$5,816,553	$46,549,703

5. Prepaid Expenses and other

  The Company has prepaid expenses of $252,181 and $161,195 as of March 31, 2020 and June 30, 2019, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2020			2019
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(1,910,324)	6,550,068	$(0.29)	$(1,435,684)	6,357,113	$(0.23)
Diluted Loss per Share:
Net loss attributable to common stock	$(1,910,324)	6,550,068	$(0.29)	$(1,435,684)	6,357,113	$(0.23)

	Nine Months Ended March 31,
	2020			2019
	Loss	Weighted Average Shares	Loss Per Share	Loss	Weighted Average Shares	Loss Per Share
Basic Loss per Share:
Net loss attributable to common stock	$(6,690,191)	6,449,345	$(1.04)	$(6,206,814)	6,257,512	$(0.99)
Diluted Loss per Share:
Net loss attributable to common stock	$(6,690,191)	6,449,345	$(1.04)	$(6,206,814)	6,257,512	$(0.99)

 Options to purchase 100,000 of the Company's common stock were outstanding as of March 31, 2020, and no options to purchase common stock of the Company were outstanding as of June 30, 2019.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of common stock of the Company, with an exercise price of $14.50 per share, which is equal to the closing price on January 6, 2020, the day on which he began employment with the Company. The options will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  March 31, 2020, we had 6,557,239 shares of common stock outstanding, including 534,666 shares of unvested restricted stock.  As of March 31, 2020, we also had outstanding options to purchase 100,000 shares of common stock.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2021 and January 2022.

In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering, a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million. Of the total warrants exercised, 83,334 were exercised by entities controlled by Mr. Brad Juneau, who was serving as the Company’s Chairman, President and Chief Executive Officer at the time of exercise of the warrants. Proceeds from the exercise of the warrants were used for working capital purposes and for funding obligations to the Joint Venture Company.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018, Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through March 31, 2020, Royal Gold has contributed approximately $36.7 million (inclusive of the Royal Gold Initial Contribution of $5 million) and the Company has contributed approximately $10.0 million in cash and $1.4 million in properties to the Joint Venture Company.   The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property.

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

        9. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and serves as the Company's Executive Chairman effective January 6, 2020, is also the sole manager of JEX, a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining other properties and initially engaged Avalon Development Corporation (“Avalon”) to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in such properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the properties transferred.

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

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Equity Plan”) which increases the number of shares of common stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board may issue up to 2,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  March 31, 2020, there were 534,666 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and nine months ended March 31, 2020 and 2019 was $862,125 and $2,485,448. Stock-based compensation expense for the three and nine months ended March 31, 2019 was $724,970 and $2,255,937, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors.  All 155,000 shares of restricted stock vested on January 1, 2020.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  March 31, 2020, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of March 31, 2020, there were 146,666 shares of such restricted stock that remained unvested.

In November 2019, the Company granted 158,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  March 31, 2020, there were 158,000 shares of such restricted stock that remained unvested.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The shares of restricted stock will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

As of March 31, 2020, the total compensation cost related to unvested awards not yet recognized was $4,064,923. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s former Chairman, President and Chief Executive Officer and current Executive Chairman, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

Stock options.  In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of common stock of the Company, with an exercise price of $14.50 per share, which is equal to the closing price on January 6, 2020, the day on which he began employment with the Company.  The options will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

There were no stock option exercises during the three or nine months ended March 31, 2020.  There were also no stock option exercises during the three months ended March 31, 2019.  During the nine months ended March 31, 2019, the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.  The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of March 31, 2020, the stock options had a weighted-average remaining life of 4.8 years. The total compensation cost related to nonvested options not yet recognized as of March 31, 2020 was $655,839.

  A summary of the status of stock options granted under the Equity Plan as of March 31, 2020 and changes during the nine months then ended, is presented in the table below:

Nine Months Ended
March 31, 2020
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2019	—
Granted (1)	100,000	$14.50
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000
Aggregate intrinsic value	$—
Exercisable, end of the period	—
Aggregate intrinsic value	$—
Available for grant, end of period
Weighted average fair value per share of options granted during the period	$7.42

(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) risk-free interest rate of 1.56%; (ii) expected life of 3.3 years; (iii) expected volatility of 74%; and (iv) expected dividend yield of 0%. The weighted average fair value per share for the options granted is $7.42

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of March 31, 2020, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

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

Retention Agreements. In February 2019, the Company entered into Retention Agreements with its then Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements, as amended, are triggered upon a change of control (as defined in the applicable Retention Agreement) that takes place prior to August 6, 2025, provided that the recipient is employed by the Company when the change of control occurs.  Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2019, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Ability to influence management of the Joint Venture Company;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Joint Venture Company’s exploration schedule;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of our industry;
•	Risks related to title to properties; and
•	Ability to consummate strategic transactions.

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

          The Company is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company, to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of March 31, 2020, the Joint Venture Company leased or controlled over an estimated 860,000 acres for the exploration of gold ore and associated minerals.

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

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of March 31, 2020, Royal Gold has contributed $36.7 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. Now that Royal Gold has funded $30 million to the Joint Venture Company, pursuant to the terms of the JV LLCA, the Company and Royal Gold are obligated to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage interests in the Joint Venture Company.  The proceeds of the investment are used for additional exploration of the property it controls.  If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced.  As of March 31, 2020, the Company had approximately $3.6 million of cash, cash equivalents, and short term investments.  Due to the effects of COVID-19, the Management Committee of the Joint Venture Company approved a $1.8 million budget for 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.  The Company's share of the budget is approximately $1.1 million.  The Company currently holds a 60.0% interest in the Joint Venture Company.

appro

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

The following table summarizes the Tetlin Lease and unpatented mining claims (the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of March 31, 2020:

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

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Board of Directors and its financial advisor in 2014, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold is appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earns at least a forty percent (40%) percentage interest by October 31, 2018. As of March 31, 2020, Royal Gold has earned a 40% interest in the Joint Venture Company, and therefore continues to serve as its Manager.  Royal Gold may resign as Manager and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. The Management Committee currently consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA Agreement, the affirmative vote by a majority of designates is required for action.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of March 31, 2020, the Company’s directors and executives beneficially own approximately 19.2% of the Company’s common stock. An additional 12.0% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock; Options. In November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors.  All of the restricted stock from this grant vested on January 1, 2020.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  March 31, 2020, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of March 31, 2020, there were 146,666 shares of such restricted stock that remained unvested.

In  November 2019, the Company granted 158,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  March 31, 2020, there were 158,000 shares of such restricted stock that remained unvested.

Neither Brad Juneau, the Company’s former Chairman, President and Chief Executive Officer and current Executive Chairman, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

There were no stock option exercises during the three and nine months ended March 31, 2020.  There were also no stock option exercises during the three months ended March 31, 2019.  During the nine months ended March 31, 2019 the Company's current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020 the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of common stock of the Company, with an exercise price of $14.50 per share, which is equal to the closing price on January 6, 2020, the day on which he began employment with the Company. On January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The options and shares of restricted stock each will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

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

The Joint Venture Company initiated a calendar year 2018 exploration program with an approved budget of $10.7 million, of which the Company’s share was approximately $6.1 million. The 2018 exploration program was completed in October 2018.  The Company contributed $5.4 million to the Joint Venture Company during calendar year 2018.  The budget included an extensive 74 line kilometers of ground geophysics program utilizing both Induced Polarization (“IP”) and Titan EM techniques.  Surveys were carried out on targets within an 8-kilometer radius of Main Peak to identify targets similar to Main and North Peak and two targets in the southeastern part of the Tetlin Lease, Copper Hill and Taixtsalda.  Titan EM surveys were carried out on three targets identified from airborne magnetics surveys as porphyry type signatures.  The program drill tested a number of targets within an 8-kilometer radius of the Main Peak deposit.  In addition to the exploration work, during the 2018 exploration program, the Joint Venture conducted engineering studies along with metallurgical testing to support the completion of a Preliminary Economic Assessment of the Company’s Main Peak and North Peak resource areas near Tok, Alaska.

The Management Committee of the Joint Venture Company approved an exploration budget for calendar 2019 of $6.9 million, of which the Company's share was approximately $4.1 million.  The program was completed in October 2019 below budget.  The program included ground geophysics utilizing IP and soil samples within the greater Chief Danny area. A further program of reconnaissance work, drilling and airborne Versatile Time Domain Electromagnetics (VTEM) survey was completed in the Hona and Eagle claims blocks to follow up stream sediment sampling work completed in 2017.  Also included was soil sampling and ground geophysics work on the Triple Z target. The program drill tested targets adjacent to the Main Peak deposit, on the Hona claims and a target in the North Saddle area.  The budget also included funding to initiate a program of surface and groundwater characterization to support future permitting efforts.  The Company funded a total of $4.1 million to the Joint Venture Company during calendar year 2019, which related to both the 2019 and 2018 exploration programs.

Due to the effects of COVID-19, the Management Committee of the Joint Venture Company approved a $1.8 million budget for 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.  The Company's share of the budget is approximately $1.1 million.   The Company's ability to contribute funds to the Joint Venture Company in proportion to its 60% interest in the Joint Venture Company will depend on its ability to raise capital.  If the Company is unable to fund its contribution to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company will be diluted.

From inception to March 31, 2020, the Joint Venture Company has incurred $46.5 million in exploration program expenditures.  As of March 31, 2020, the Company has contributed approximately $10.0 million in cash to the Joint Venture Company and Royal Gold had funded a total of $36.7 million (including the initial investment of $5 million).  The Company has a 60% interest in the Joint Venture Company, with Royal Gold holding the other 40%.

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Joint Venture Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Joint Venture Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through March 31, 2020, the Joint Venture Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

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

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

During the quarter ended March 31, 2020, the Joint Venture Company spent an estimated $0.6 million on program activities and related expenses.

2019 Exploration Program.  During the quarter ended December 31, 2019, the Joint Venture Company spent an estimated $1.6 million on program activities, including metallurgical testing, geochemical data analyses, geophysical surveys landholding fees and other related expenses.

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

2019 Exploration Program – continued.  During the quarter ended June 30, 2019, the Joint Venture Company spent an estimated $1.7 million on program activities, including 23.3 line kilometers of IP geophysical surveys and 1,363 soil auger sampling within the Chief Danny area.  Drill targets were assessed and initial drilling to test East Peak and North Saddle started in mid-August.  In addition, seven monitor wells were installed in and around the deposit area to initiate groundwater characterized to support baseline date collection.

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

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon to provide certain geological consulting services and exploration activities with respect to the Peak Gold Joint Venture Property. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease.  In connection with the Transactions, the Company terminated the PSA with Avalon.  Avalon continued to provide services to the Joint Venture Company until February 28, 2020, when its owner, Curtis J. Freeman, retired.  The Joint Venture Company has retained key administrative, geology, and database management personnel from Avalon, on a contract basis.  The Company's CEO, Rick Van Nieuwenhuyse, who has extensive experience in the mining industry, and the personnel retained from Avalon are assisting the Joint Venture Company in place of Avalon.

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

Community Affairs

 In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one year period, which has been extended for an additional two year period under the same terms. Under the extended Support Agreement the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017 and an additional $100,000 through January 1, 2018.   The Support Agreement was extended a second time for an additional two-year period under the same terms.  Under the second extension, the Joint Venture Company provided payments to the village four times during the year for an aggregate amount of $100,000 through January 1, 2019 and an additional $100,000 through January 1, 2020.   The Support Agreement was extended a third time for an additional one-year period under the same terms.  Under the third extension, the Joint Venture Company provides payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 through January 1, 2021.  The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of March 31, 2020, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council has the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, Additional Properties and certain other properties, and an overriding royalty of 2.0% should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons derived from any other properties. The Joint Venture Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2019–2020 assessment year, claims rentals totaled $323,248. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

In February 2019, the Company entered into Retention Agreements with its then-Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements, as amended, are triggered upon a change of control (as defined in the applicable Retention Agreement), that takes place prior to August 6, 2025, provided that the recipient is employed by the Company when the change of control occurs.  Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2020 held a 60.0% ownership interest in the Joint Venture Company. Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of March 31, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2020 and 2019 were $1,322,124 and $1,070,916, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $862,125 of stock-based compensation expense for the three months ended March 31, 2020, related to restricted stock granted to our officers and directors in January 2020, November 2019, December 2018, November 2018, August 2016, September 2015 and November 2014, all pursuant to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Equity Plan”).  We recognized $724,970 of stock-based compensation expense for the three months ended March 31, 2019, related to restricted stock granted to our officers and directors in November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Equity Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended March 31, 2020 and 2019 was $600,000 and $420,000, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  The Company invested $600,000 in the Joint Venture Company during the three months ended March 31, 2020, and $420,000 during the three months ended March 31, 2019.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2020 are $23.0 million.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2020 and 2018 were $3,464,060 and $3,168,099, respectively. Current year general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. We recognized $2,485,448 of stock-based compensation expense for the nine months ended March 31, 2020, related to restricted stock granted to our officers and directors in January 2020, November 2019, December 2018, November 2018, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.  We recognized $2,255,937 of stock-based compensation expense for the nine months ended March 31, 2019, related to restricted stock granted to our officers and directors in December 2018, November 2018, November 2017, November 2016, August 2016, September 2015 and November 2014, all pursuant to the Company’s 2010 Equity Compensation Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the nine months ended March 31, 2020 and 2019 was $3,300,000 and $3,210,000, respectively.  Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution. The Company invested $3,300,000 million in the Joint Venture Company during the nine months ended March 31, 2020, and $3,210,000 during the nine months ended March 31, 2019.   The portion of the cumulative loss that exceeds the Company's cumulative investment will be suspended and recognized against earnings, if any, from the Company's investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2020 are $23.0 million.

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

As of March 31, 2020, the Company had approximately $3.6 million of cash, cash equivalents, and short-term investments. Due to the effects of COVID-19, the Management Committee of the Joint Venture Company approved a $1.8 million budget for 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.  The Company's share of the budget is approximately $1.1 million. Under this approved budget, the Company has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company believes that if a larger budget beyond the current care and maintenance budget is undertaken by Joint Venture Company this calendar year and the Company funds its portion, or if we don't complete a strategic transaction, the Company will need to raise capital to fund future exploration.  If a larger budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

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

             On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of March 31, 2020, Royal Gold had funded approximately $35.1 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

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

Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2019, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2019 or our subsequent reports on Form 10-Q, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2019 or are subsequent reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

We face risks related to health epidemics and other outbreaks, including the recent spread of COVID-19 or novel coronavirus, or fear of such an event.

Our business could be adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by COVID-19.  Through March 31, 2020, the spread of this virus and government responses has caused business disruption and is adversely affecting many industries. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. As discussed in Note 1, the Company and the Joint Venture Company are monitoring the situation and taking reasonable steps to keep our business premises, properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID-19. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or impacts the Joint Venture Company’s ability to continue exploration work, our results of operations, financial condition and liquidity could be adversely impacted.

The Company’s common stock is thinly traded.

As of March 31, 2020, there were approximately 6.6 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 19.2% of the common stock and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.0% of our common stock.  As of August 2, 2019, Royal Gold reported beneficial ownership of approximately 12.7% of our common stock.  Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company's common stock is thinly traded (average trading volume of 598 shares of common stock per day for fiscal year 2019), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company's common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

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

3.1

Certificate of Incorporation of Contango ORE, Inc.

(Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.2	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

4.1

Form of Certificate of Contango ORE, Inc. Common Stock.  (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

4.2

Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc.

(Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.3

Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.4

Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013).

4.5

Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

4.6

Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014).

4.7

Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015).

4.8	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018).

4.9	Amendment No. 6 to Rights Agreement, dated as of November 20, 2019, between Contango ORE, Inc.and Computershare Trust Company, N.A., as Rights Agent. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2019).

4.10	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the Purchasers named therein.

(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017).

4.11	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the Purchasers named therein.

(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).

10.1

Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (Filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

10.2	Offer Letter to Rick Van Nieuwenhuyse, dated January 6, 2020 (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020).†

10.3	Incentive Stock Option Agreement between Contango ORE, Inc. and Rick Van Nieuwenhuyse, dated January 6, 2020 (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020). †

10.4	Restricted Stock Award Agreement between Contango ORE, Inc. and Rick Van Nieuwenhuyse, dated January 9, 2020 (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020). †

10.5	Form of Amendment to Retention Agreement, by and between the Company and each officer or employee party thereto (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 11, 2020). †

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1

Original Schedule of Gold properties (Excluding Tetlin Lease).

(Filed as Exhibit 99.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011).

99.2

Original Schedule of REE properties. (Filed as Exhibit 99.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011).

99.3

Report of Behre Dolbear & Company (USA), Inc. (Filed as Exhibit 99.3 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012).

99.4

Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholder parties thereto.

(Filed as Exhibit 99.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

101	Interactive Data Files*

*	Filed herewith.

†	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 6, 2020	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)