Form 10-K
period 2020-06-30
Contango ORE, Inc.
filed 2020-09-25
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of December 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCQB) was $44,157,401. As of September 25, 2020, there were 6,804,411 shares of the registrant’s common stock outstanding.

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures and the availability of future financing;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on the Peak Gold Joint Venture Property;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company’s ability to fund its business with current cash reserves based on currently planned activities;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Ability to influence management of the Joint Venture Company;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Joint Venture Company’s exploration schedule;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of the mining industry;
•	Risk related to title to properties; and
•	Ability to consummate strategic transactions.

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

PART I

Item 1.     BUSINESS

Overview

Contango ORE, Inc. (“CORE” or the “Company”) is a Houston-based company, whose primary business is the participation in a joint venture to explore in the State of Alaska for gold ore and associated minerals. On January 8, 2015, the Company and Royal Gold, Inc. (“Royal Gold”), through their wholly-owned subsidiaries, consummated the transactions (the “Transactions”) contemplated under the Master Agreement, dated as of September 29, 2014 (the “Master Agreement”), including the formation of the Joint Venture Company (as defined below), to advance exploration of the Peak Gold Joint Venture Property (as defined below), which is prospective for gold and associated minerals. As of June 30, 2020, the Joint Venture Company leased or controlled over an estimated 860,000 acres for the exploration of gold ore and associated minerals.

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

Contango Mining acquired an interest in properties from Juneau Exploration, L.P. (“JEX”), in exchange for $1 million and a 3.0% overriding royalty interest in the properties granted to JEX. JEX assisted the Company in acquiring additional properties in Alaska pursuant to an Advisory Agreement dated September 6, 2012, and the Company granted to JEX a 2% overriding royalty interest in the additional properties acquired. On September 29, 2014, pursuant to a Royalty Purchase Agreement between JEX and Royal Gold, JEX sold its entire overriding royalty interest in the properties to Royal Gold. On the same date, the Company terminated the Advisory Agreement with JEX. In connection with the closing of the Transactions with Royal Gold (the “Closing”), the Company formed Peak Gold, LLC (the “Joint Venture Company”) and contributed to the Joint Venture Company the Peak Gold Joint Venture Property (as defined below) near Tok, Alaska, together with other personal property with a historical cost of $1.4 million and an agreed value of $45.7 million. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into a Limited Liability Company Agreement for the Joint Venture Company (the “JV LLCA”).

Upon Closing, Royal Gold initially contributed $5.0 million to fund exploration activity of the Joint Venture Company. The initial $5.0 million did not give Royal Gold an equity stake in the Joint Venture Company. In connection with the initial contribution, Royal Gold received an option to earn up to a 40% interest in the Joint Venture Company by investing up to $30.0 million (inclusive of the initial $5.0 million investment) prior to October 2018.  As of June 30, 2020, Royal Gold has contributed $37.0 million (including its initial $5.0 million investment) to the Joint Venture Company and earned a 40.0% interest in the Joint Venture Company. The proceeds of the investment were used by the Joint Venture Company for additional exploration of the property it controls.  Now that Royal Gold has funded $30 million to the Joint Venture Company, pursuant to the terms of the JV LLCA, the Company and Royal Gold are obligated to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage interests in the Joint Venture Company.    If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced.  As of June 30, 2020, the Company had approximately $3.0 million of cash, cash equivalents, and short term investments.  Due to the effects of COVID-19 and for the safety of the Joint Venture Company’s field personnel and the surrounding community, the management committee of the Joint Venture Company (the "Management Committee") approved a $2.7 million budget for calendar year 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.  The Company’s share of the budget is approximately $1.6 million, of which $1.0 million had been funded as of June 30, 2020.

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

The Tetlin Lease originally had a ten-year term beginning July 2008, which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company will be obligated to pay a production royalty to the Tetlin Tribal Council, which initially varied from 2.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Tribal Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 1.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, or (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Management Committee extended the Tetlin Tribal Council’s option until November 15, 2020.

As of June 30, 2020, the Joint Venture Company also held certain State of Alaska unpatented mining claims for the exploration of gold ore and associated minerals. The Company believes that the Joint Venture Company holds good title to its properties, in accordance with standards generally accepted in the mineral industry. As is customary in the mineral industry, the Company conducts only a preliminary title examination at the time it acquires a property. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. Before the Joint Venture Company begins any mine development work, however, the Joint Venture Company is expected to again conduct a full title review and perform curative work on any defects that it deems significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made.

The following table summarizes the Tetlin Lease and unpatented mining claims (collectively, the “Peak Gold Joint Venture Property”) held by the Joint Venture Company as of June 30, 2020:

Property	Location	Commodities	Claims	Estimated Acres	Type
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,800	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	426	65,900	State Mining Claims
Bush	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
West Fork	Eastern Interior	Gold, Copper, Silver	48	7,700	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	108	15,800	State Mining Claims
Noah #1	Eastern Interior	Gold, Copper, Silver	219	34,400	State Mining Claims
Noah #2	Eastern Interior	Gold, Copper, Silver	263	41,000	State Mining Claims
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,241	858,300

Strategy

Partnering with strategic industry participants to expand future exploration work. In connection with an evaluation of the Company’s strategic options conducted by the Company's board of directors (the "Board of Directors" or "Board") and its financial advisor in 2014, the Company determined to continue its exploration activities on the Peak Gold Joint Venture Property through a joint venture with an experienced industry participant. As a result, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold was appointed as the manager of the Joint Venture Company (the “Manager”), initially, with overall management responsibility for operations of the Joint Venture Company through October 31, 2018, and, thereafter, provided Royal Gold earned at least a forty percent (40%) percentage interest by October 31, 2018. As of June 30, 2020, Royal Gold had earned a 40% interest in the Joint Venture Company, and continues to serve as its Manager.  Royal Gold may resign as Manager, and can be removed as Manager for a material breach of the JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage, and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Joint Venture Company. The Management Committee consists of one appointee designated by the Company and two appointees designated by Royal Gold. Each designate on the Management Committee is entitled to one vote. Except for the list of specific actions set forth in the JV LLCA, the affirmative vote by a majority of designates is required for action.

Effective as of January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company, replacing Brad Juneau. Mr. Juneau continues to be active in the Company as Executive Chairman. Mr. Van Nieuwenhuyse, 64, brings to the Company a wealth of experience in the mining industry. He previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012 until January 6, 2020. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of June 30, 2020, the Company’s directors and executives beneficially owned approximately 19.2% of the Company’s common stock. An additional 12.0% of the Company’s common stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon Development Corporation (“Avalon”) to provide certain geological consulting services and exploration activities with respect to the Peak Gold Joint Venture Property. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease.  In connection with the Transactions, the Company terminated the PSA with Avalon.  Avalon continued to provide services to the Joint Venture Company until February 28, 2020, when its owner, Curtis J. Freeman, retired.  The Joint Venture Company has retained key administrative, geology, and database management personnel from Avalon on a contract basis.  The Company's CEO, Rick Van Nieuwenhuyse, who has extensive experience in the mining industry, and personnel previously employed by Avalon are assisting the Joint Venture Company as independent contractors in place of Avalon.

Services Provided by Tetlin Village Members

Since the start of the term of the Tetlin Lease, the Company has worked closely with the Tetlin Tribal Council to train and employ Tetlin Tribal members and their family members during the Joint Venture Company’s project exploration programs. During the Joint Venture Company’s exploration programs, there were typically 10 to 15 Tetlin residents working on the Joint Venture Company’s project employed on a seasonal basis through Avalon. Their duties included reconnaissance soil, stream sediment and pan concentrate sampling, diamond drill core processing, drill pad construction and related tasks, expediting services, food services, database management, vehicle transportation and maintenance services, reclamation activities, and project management tasks.

Community Affairs

In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one-year period, which was extended for two additional two-year periods under the same terms. Under the extended Support Agreement, the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017, and an additional $100,000 each year through January 1, 2020.   The Support Agreement was extended a third time for an additional one-year period under the same terms.  Under the third extension, the Joint Venture Company will provide payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 through January 1, 2021.  The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

Adverse Climate Conditions

Weather conditions affect the Joint Venture Company’s ability to conduct exploration activities and mine any ore from the Peak Gold Joint Venture Property in Alaska. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.

Competition

The Company currently faces strong competition for the acquisition of exploration-stage properties as well as extraction of any minerals in Alaska. Numerous larger mining companies actively seek out and bid for mining prospects as well as for the services of third-party providers and supplies, such as mining equipment and transportation equipment. The Company’s competitors in the exploration, development, acquisition and mining business will include major integrated mining companies as well as numerous smaller mining companies, almost all of which have significantly greater financial resources and in-house technical expertise. In addition, the Company will compete with others in efforts to obtain financing to explore our mineral properties.

Government Regulation

The Joint Venture Company’s mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, the Tetlin Lease is located on land leased from the Tetlin Tribal Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except to the extent those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. The Company believes that the Joint Venture Company will continue to use its best efforts to ensure that it is in compliance with all applicable laws and regulations, but the denial of permits required to explore for or mine ore may prevent it from realizing any revenues arising from the presence of minerals on its properties.

Environmental Regulation

The Company believes that the Joint Venture Company is currently operating in compliance with all environmental regulations. While the Alaska Department of Natural Resources, Office of Project Management and Permitting coordinates the permitting of mine projects on state lands, it has no jurisdiction on Native American land such as the Tetlin Lease. However, the Joint Venture Company has voluntarily elected, with the concurrence of the Tetlin Tribal Council, to conduct its mineral exploration activities under the same terms and conditions as required on State of Alaska mining claims.

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

The above referenced State of Alaska permits were issued to the Company and assigned to the Joint Venture Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Joint Venture Company will require additional permits from the State of Alaska for the remainder of the 2020 calendar year. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

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

Any future mining operations are subject to local, state and federal regulation governing environmental quality and pollution control, including air quality standards, greenhouse gas, waste management, reclamation and restoration of properties, plant and wildlife protection, cultural resource protection, handling and disposal of radioactive substances, and employee health and safety. Extraction of mineral ore is subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency. Such regulation can increase the cost of planning, designing, installing and operating mining facilities or otherwise delay, limit or prohibit planned operations.

Significant fines and penalties may be imposed for failure to comply with environmental laws. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances. In addition, the Joint Venture Company may be subject to claims alleging personal injury or property damages as a result of alleged exposure to hazardous substances.

The Federal Mine Safety and Health Act of 1977 and regulations promulgated thereunder, and the State of Alaska Department of Labor and Workforce Development, impose a variety of health and safety standards on numerous aspects of employee working conditions related to mineral extraction and processing operations, including the training of personnel, operating procedures and operating equipment. In addition, the Joint Venture Company may be subject to additional state and local mining standards. The Company believes that the Joint Venture Company currently is in compliance with applicable mining standards; however, the Company cannot predict whether changes in standards or the interpretation or enforcement thereof will have a material adverse effect on the Joint Venture Company’s business, financial condition or otherwise impose restrictions on its ability to conduct mining operations.

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

CERCLA generally imposes joint and several strict liability for costs of investigation and remediation and for natural resource damages, with respect to the release of hazardous substances (as designated under CERCLA) into the environment. CERCLA also authorizes the EPA, and in some cases, third parties, to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. The Joint Venture Company’s mining operations may generate wastes that fall within CERCLA’s definition of “Hazardous Substances”.

Employees

The Company has one full-time employee, Rick Van Nieuwenhuyse, its President and Chief Executive Officer who is responsible for the management of the Company. Brad Juneau serves as the Company’s Executive Chairman. Leah Gaines is the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company.  Mr. Juneau and Ms. Gaines provide their services to the Company through a management agreement with JEX. See Note 12. - Related Party Transactions. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Joint Venture Company utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Position
Brad Juneau	60	Executive Chairman
Rick Van Nieuwenhuyse	64	President, Chief Executive Officer, and Director
Leah Gaines	44	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	71	Director
Joseph G. Greenberg	59	Director
Richard Shortz	75	Director

Brad Juneau. Mr. Juneau, the Company’s co-founder, currently serves as the Company’s Executive Chairman and served as President and Chief Executive Officer of the Company from December 2012 to January 6, 2020. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company’s co-founder, Mr. Kenneth R. Peak received a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of JEX, an oil and gas exploration and production company. Prior to forming JEX in 1998, Mr. Juneau served as Senior Vice President of Exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as Staff Petroleum Engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University. Mr. Juneau previously served as a Director of Contango from April 2012 to March 2014, and is currently a director of Talos Energy.

Rick Van Nieuwenhuyse.  Mr. Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company effective January 6, 2020. He previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc. He served as the Vice President of Exploration for Placer Dome from 1990 to 1997.  Mr. Van Nieuwenhuyse holds a Candidature degree in Science  from Université de Louvain, Belgium and a Masters of Science degree in Geology from the University of Arizona.

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

The Board is responsible for managing the Company, in accordance with the provisions of the Company’s Bylaws and Certificate of Incorporation and applicable law. The number of directors which constitutes the Board is established by the Board, subject to a minimum of three and a maximum of seven directors. Except as otherwise provided by the Bylaws for filling vacancies on the Company’s Board, the Company’s directors are elected at the Company’s annual meeting of stockholders and hold office until their respective successors are elected, or until their earlier resignation or removal. The Company’s executive officers are elected annually by the Board and serve until their successors are duly elected and qualified or until their earlier resignation or removal. There are no family relationships between the Company’s directors or executive officers.

The Board elected Mr. Juneau as Executive Chairman for a number of reasons. Mr. Juneau beneficially owns approximately 9.0% of the Company’s common stock, making him one of the largest shareholders. Mr. Juneau has been an active entrepreneur who founded JEX, an exploration and production company.

Corporate Offices

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098.  The cost of the rent is included in the monthly management fee the Company pays to JEX.  See Note 12 - Related Party Transactions.

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

Our business could be adversely affected by a widespread outbreak of contagious disease, including the outbreak of the 2019 novel strain of coronavirus, causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. Through June 30, 2020, the spread of this virus and government responses have caused business disruption and are adversely affecting many industries. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. If a significant portion of our workforce, or the Joint Venture Company’s workforce becomes unable to work or travel to our operations or the Joint Venture Company’s operations, due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we, or the Joint Venture Company, may be forced to reduce or suspend operations at one or more properties, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our ability to raise additional capital, information systems and cyber security and risks relating to operations, impacts of governmental regulations, availability of infrastructure and employees and challenging global financial conditions.

We may be subject to litigation if one or more employees contract COVID-19 at work or litigation initiated by stockholders who view decisions by the Board of Directors or management as inconsistent with duties to the Company under Delaware law or who may assert claims under federal securities laws. We understand that, as indicated by sharp increases in average premiums for director and officer insurance policies in recent months, insurers expect increased litigation relating to COVID-19.

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

Royal Gold is the Manager of the Joint Venture Company and has appointed two of the three designates to the Management Committee. The Company has appointed one designate to the Management Committee.  Royal Gold has earned a 40.0% membership interest in the Joint Venture Company by making the full $30.0 million investment, in accordance with the JV LLCA, and, therefore, will continue to have the right to appoint two designates to the Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of the Joint Venture Company’s investments, which will include the level of expenditures.  As a result, Royal Gold has discretion regarding the use and allocation of funds for further exploration of the Peak Gold Joint Venture Property. The Company has limited ability to influence the decision of Royal Gold in its capacity as Manager, or as the party controlling the majority of the Management Committee.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Peak Gold Joint Venture Property and meet its funding obligations under the JV LLCA.

   Pursuant to the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or elects to contribute less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than the Company and Royal Gold’s contributions in connection with the Transactions. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company is unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company will be diluted.  In addition, now that Royal Gold has earned a 40.0% interest in the Joint Venture Company, it has the option to require the Company to sell an additional 20.0% of the Company’s interest in the Joint Venture Company in a sale by Royal Gold of its entire percentage interest of 40.0% to a bona fide third-party purchaser.

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

The Company must depend upon Royal Gold’s management of the Joint Venture Company following termination of the Company’s third-party consulting agreements.

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

Pursuant to the JV LLCA, there is no requirement that Royal Gold contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of the Peak Gold Joint Venture Property, if Royal fails to contribute additional amounts to the Joint Venture Company.

The Company’s interest in the Joint Venture Company may be reduced.

Pursuant to the JV LLCA, the members will contribute funds to approved programs and budgets in proportion to their respective percentage interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be recalculated by dividing (i) the sum of (a) the value of its initial contribution plus (b) the total of all of its capital contributions plus (c) the amount of the capital contribution it elects to fund, by (ii) the sum of (a), (b) and (c) above for both members multiplied by 100. Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.  Due to the effects of COVID-19 and for the safety of the Joint Venture Company's field personnel and the surrounding community, the Management Committee approved a $2.7 million calendar year budget for 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.  The Company would need to fund its share of the budget, approximately $1.6 million, to maintain its current level of interest in the Joint Venture Company. If the Company elects not to, or is unable to contribute its proportionate share of the approved exploration budget, its interest in the Joint Venture Company will be reduced.

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

Royal Gold is an international precious metals royalty and streaming company with interests in approximately 193 properties on six continents and a market capitalization of approximately $9 billion. Because of its vastly superior technical and financial resources, Royal Gold may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

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

The price of gold and the gold mining industry are volatile and beyond the Company’s control.

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

The Company’s business plan, which includes drilling and developing the Joint Venture Company’s exploration prospects, will require substantial capital expenditures. The Company’s ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time it seeks such capital. Accordingly, the Company cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, the Company may be unable to fund expenditures by the Joint Venture Company for exploration and development activities or be forced to sell all or some portion of its interest in the Joint Venture Company in an untimely fashion or on less than favorable terms.

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

The Company will rely on the accuracy of the estimates in reports provided to the Company by the Joint Venture Company’s Manager and outside consultants and engineers.

The Company has no in-house mineral engineering capability, and therefore will rely on the accuracy of reports provided to it by the Joint Venture Company’s Manager and independent third-party consultants. If those reports prove to be inaccurate, the Company’s financial reports could have material misstatements. Further, the Company will use the reports of such independent consultants in its financial planning. If the reports prove to be inaccurate, we may also make misjudgments in its financial planning.

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

The Joint Venture Company holds approximately 183,000 acres in the form of State of Alaska unpatented mining claims for gold ore exploration. Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.  With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Joint Venture Company, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement (the “Agreements”) that were approved by the Tetlin Tribal Council and the Native Village of Tetlin members.  The Agreements approved the assignment of the Tetlin Lease to the Joint Venture Company and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.  Nevertheless, a deficiency in title or claims by a third party may not be curable.  It does happen, from time to time, that the title to a property is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite any such deficiency or claim.

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

An increase in the global supply of gold and associated minerals may adversely affect the Company’s and Joint Venture Company’s business.

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

  On September 23, 2020, the Company adopted a limited duration stockholder rights agreement (the “Rights Agreement”). In connection therewith, the Board adopted an amendment to accelerate the expiration of the Company’s prior rights agreement to September 23, 2020. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right for each share of the Company’s common stock held of record as of October 5, 2020. The Rights Agreement is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The existence of the Rights Agreement, however, could have the effect of making it more difficult for a third party to acquire a majority of Company’s outstanding common stock, and thereby adversely affect the market price of the Company’s common stock.

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

As of June 30, 2020, there were approximately 6.6 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 19.2% of our common stock, The Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.0% of our common stock, and Royal Gold owning approximately 12.7% of our common stock. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company’s common stock is thinly traded (average trading volume of 528 shares of common stock per day for fiscal year 2020), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

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

The Company is dependent upon information technology systems, which are subject to disruption, cyber-attacks, damage, failure and risks associated with implementation and integration.

The Company is dependent upon information technology systems in the conduct of its operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data.  The Company believes that it has implemented appropriate measures to mitigate potential risks. However, given the unpredictability of the timing, nature and scope of information technology disruptions, the Company could be subject to manipulation or improper use of its systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on its financial condition and results of operations.  The Company faces increased cybersecurity risks due to the COVID-19 pandemic.  For example, a portion of the Company’s workforce is working remotely to facilitate social distancing, and these employees may transmit data using unsecured internet connections despite training advising of those risks. In addition, our employees may experience increased phishing and malware attacks and socially engineered cyberattacks which, in some cases, attempt to use the circumstances of the COVID-19 pandemic to gain unauthorized access to the Company’s information technology systems.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The Company does not directly hold title to any material property.  In connection with the Closing of the Transactions with Royal Gold in January 2015, the Company contributed (or caused to be contributed) to the Joint Venture Company the Peak Gold Joint Venture Property and other related assets. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the JV LLCA. The Joint Venture Company now holds title to the Peak Gold Joint Venture Property.  The Peak Gold Joint Venture Property is located in the State of Alaska, and consists of the Tetlin Lease and unpatented mining claims. The Peak Gold Joint Venture Property is the only material property of the Joint Venture Company. None of the known prospects on the Peak Gold Joint Venture Property are known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

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

Lease with Tetlin Tribal Council

JEX entered into the Tetlin Lease with the Tetlin Tribal Council, effective as of July 15, 2008. In November 2010, the Tetlin Lease was assigned to the Company and in January 2015, the Tetlin Lease was assigned to the Joint Venture Company.

The Tetlin Lease covers an estimated 675,000 acres of land for an initial term of ten years, which was extended for an additional ten years to July 5, 2028 and so long thereafter as the Joint Venture Company continues conducting exploration or mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. The Joint Venture Company satisfied this work commitment requirement for the full lease term through 2018 because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% depending on the type of metal produced and the year of production. The Company has paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25% depending on the type of metal produced and the year of production. The Tetlin Tribal Council had the option, on or before July 15, 2020, to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. The Management Committee extended this option for the Tetlin Tribal Council until November 15, 2020.

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

State of Alaska Mining Claims

A listing of the Joint Venture Company’s State of Alaska unpatented mining claims as of June 30, 2020 for gold and associated minerals are listed in Exhibits 99.1, 99.3, 99.4, 99.5, 99.6, and 99.8. These mining claims are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

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

The paved Alaska Highway passes near the northern edge of the Peak Gold Joint Venture Property as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village Road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Peak Gold Joint Venture Property are in Delta Junction, 107 road miles northwest of the Peak Gold Joint Venture Property and Glennallen, 138 road miles southwest of the Peak Gold Joint Venture Property. The Company does not have any plant or equipment at the Peak Gold Joint Venture Property, and relies on contractors for the Joint Venture Company to perform work. The Company does not believe the Peak Gold Joint Venture Property was explored for minerals prior to exploration activities of the Company and the Joint Venture Company.

The map below depicts the Peak Gold Joint Venture Property:

Alaska
Tanacross
Tok
Peak - North Peak Deposits
Tetln
Northway Junction
Mentasta Lake
Slana
Tetlin Lease
State Claims
0
30
kilometers

Mineral Exploration

The Joint Venture Company controls an estimated 860,000 acres consisting of the Tetlin Lease and State of Alaska mining claims for the exploration of gold and associated minerals. To date, the Joint Venture Company's gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.

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

The Management Committee approved an exploration budget for calendar 2019 of $6.9 million, of which the Company’s share was approximately $4.1 million.  The program was completed in October 2019 below budget.  The program included ground geophysics utilizing IP and soil samples within the greater Chief Danny area. A further program of reconnaissance work, drilling and airborne Versatile Time Domain Electromagnetics (“VTEM”) survey was completed in the Hona and Eagle claims blocks to follow up stream sediment sampling work completed in 2017.  Also included was soil sampling and ground geophysics work on the Triple Z target. The program drill tested targets adjacent to the Main Peak deposit, on the Hona claims and a target in the North Saddle area.  The budget also included funding to initiate a program of surface and groundwater characterization to support future permitting efforts.  The Company funded a total of $4.1 million to the Joint Venture Company during calendar year 2019, which related to both the 2019 and 2018 exploration programs.

Due to the effects of COVID-19 and for the safety of the Joint Venture Company’s field personnel and the surrounding community, the Management Committee  approved a $2.7 million budget for calendar year 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.  The Company’s share of the budget is approximately $1.6 million, of which $1.0 million had been funded as of June 30, 2020.   The Company’s ability to contribute funds to the Joint Venture Company in proportion to its 60% interest in the Joint Venture Company will depend on its ability to raise capital.  If the Company is unable to fund its contribution to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company will be diluted.

From inception to June 30, 2020, the Joint Venture Company has incurred $47.1 million in exploration program expenditures. As of June 30, 2020, Royal Gold had funded a total of $37.0 million (including the initial investment of $5.0 million) and earned a 40.0% interest in the Joint Venture Company.

The exploration effort on the Tetlin Lease has resulted in identifying two mineral deposits (Main Peak and North Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Noah and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014 or 2020. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Peak Gold Joint Venture Property, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Peak Gold Joint Venture Property.

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

From a regional perspective, the Peak Gold Joint Venture Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Peak Gold Joint Venture Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Peak Gold Joint Venture Property was unknown in Interior Alaska. Diamond drilling results from 2011 through 2018 have revealed the presence of a distinctive suite of elements and minerals at the Main Peak, North Peak and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. “ Skarn” is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Peak and North Peak Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Hona Prospect Area

The Hona Prospect area is located on Alaska State mining claims approximately 25 kilometers west of the Main Peak deposit.  A reconnaissance program was carried out on the Hona claim block in 2017, which consisted of 363 pan concentrate and 364 stream sediment samples.  Anomalous gold and copper values were found during the 2017 program and in 2019 when follow-up reconnaissance work was completed. This effort consisted of taking 615 rock chip samples and surface mapping.  The two programs identified three target areas, Hona 1, Hona 2 and Hona 3.  Exploration drilling in 2019, consisting of two core holes, totaling 1,301 meters, tested a portion of the Hona 2 target.  As part of the 2019 program, 1,006 line-km of helicopter-borne magnetic and VTEM survey was completed over a portion of the Hona Prospect.

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

Chief Danny Prospect

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through June 30, 2020, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,079	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
		50,674	3,194	7,211	1,318	1,501	294,337	7,586	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

During the quarters ended June 30, 2020 and March 31, 2020, the Joint Venture Company spent approximately $0.5 million and $0.6 million, respectively, on program activities and related expenses.

2019 Exploration Program.  During the quarter ended December 31, 2019, the Joint Venture Company spent an estimated $1.6 million on program activities, including metallurgical testing, geochemical data analyses, geophysical surveys landholding fees and other related expenses.

During the quarter ended September 30, 2019 the Joint Venture Company spent an estimated $2.8 million on program activities, including 7.6 line kilometers of IP geophysical surveys and 125 soil auger sampling and 146 rock chip samples within the Chief Danny area.  Exploration drilling consisted of 1,771 meters in four holes, which included three holes for 1,117 meters in the East Peak zone and one hole of 654 meters at the North Saddle zone.

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

The map below depicts the location of the core holes drilled in the 8 O’clock, 2 O’clock, Main Peak and North Saddle zones:

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

Drillhole	Zone	From (meters)	To (meters)	Interval (meters)	Au g/t	Au_opt	Ag g/t	Cu %
TET18421	Two O’clock	41.14	42.86	1.72	1.18	.034	39.7	0.025
TET18430	Eight O’clock	124.05	124.66	0.61	3.11	.091	38.3	0.213
TET18433	Copper Hill	112.00	113.77	1.77	8.08	.236	5.4	0.036
TET18440	North Saddle	179.88	181.52	1.64	1.48	.043	0.6	0.003
TET18440	North Saddle	231.46	233.58	2.12	0.95	.028	2.6	0.014
TET18440	North Saddle	307.40	310.47	3.07	0.69	.020	15.8	0.013
TET18443	North Saddle	84.92	88.26	3.34	0.87	.025	15.8	0.021
TET18443	North Saddle	96.92	98.43	1.51	1.11	.032	18.7	0.023
TET18443	North Saddle	196.04	199.4	3.36	1.13	.033	142.3	0.139
TET18443	North Saddle	285.86	288.75	2.89	0.83	.024	22.5	0.060
TET18443	North Saddle	353.11	355.18	2.07	0.95	.028	15.8	0.062
TET18443	North Saddle	422.58	425.23	2.65	0.73	.021	3.9	0.017
TET18445	Main Peak	83.60	162.73	79.13	0.59	.017	45.8	0.938
Including	Main Peak	103.07	115.46	12.39	3.14	.092	16.4	0.475

2018 Exploration Program - Phase I (continued). During the quarter ending June 30, 2018, 30.6 line-kilometers of IP surveys, 10.6 line-kilometers of Titan DCIP/MT surveys and 1,762 meters of core drilling were completed. The Joint Venture Company spent an estimated $4.0 million on program activities during the quarter, including drilling, geochemical analyses, landholding fees and other related expenses. Exploration drilling consisted of 1,518 meters in ten holes in the 2 O’clock area and 244 meters in two holes in the 8 O’clock area.  To date, the Joint Venture Company has also completed 1,370 meters of core drilling at Copper Hill, and has drilled the North Saddle Zone for porphyry prospects.

Nineteen composite samples from the Main Peak orebody and nineteen composite samples from the North Peak orebody were the subject of ongoing metallurgical testing in support of the Preliminary Economic Evaluation completed in September.  Test results support the economic processing of Main and North Peak materials in a conventional gold processing plant using traditional mining methods.

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

Sampling, Analysis and Security

During the 2016 programs, Avalon personnel inserted 1,986 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs. For the 2017 programs, through June 30, 2017 , Avalon inserted 1,103 blanks, standards and replicates into the flow of soil, rock, and drill core samples prior to shipment to the analytical labs.  Blanks consisted of Browns Hill Quarry basalt. Twenty-five different commercial standards provided by Analytical Solutions were used during 2016. Values in these standards ranged from 0.012 ppm to 7.15 ppm gold. Four different commercial standards provided by Rock Labs were used during 2016. Values in these standards ranged from 0.077 ppm to 1.802 ppm gold. The quality assurance/quality control procedure was completed on-site at the Avalon warehouse in Tok, Alaska.

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

During 2019, Avalon inserted 88 blanks, 397 standards, 54 duplicates and 54 replicates into the flow of rock, soil, RC and drill core samples prior to shipment to the analytical labs. Blanks consisted of Browns Hill Quarry basalt. Twenty different commercial standards provided by Analytical Solutions and Rocklabs were used during 2019 (through August 23, 2019). Values in these standards ranged from 0.016 ppm to 6.66 ppm gold. The quality assurance/quality control procedure was completed on-site at the  Avalon warehouse in Tok, Alaska.

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

As of June 30, 2020, there were 6,557,239 shares of Contango ORE, Inc. common stock outstanding held by approximately 54 registered shareholders.

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

The following table sets forth information about the Company’s equity compensation plans at June 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	100,000	$14.50	466,760
Equity compensation plans not approved by security holders	—	—	—

On September 15, 2010, the Company’s Board of Directors (the “ Board of Directors” or “Board”) adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 14, 2017, the Stockholders of the Company approved and adopted the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”). The amendments to the 2010 Plan included (a) increasing the number of shares of common stock that the Company may issue under the plan by 500,000 shares; (b) extending the term of the plan until September 15, 2027; and (c) allowing the Company to withhold shares to satisfy the Company’s tax withholding obligations with respect to grants paid in Company Stock.

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Contango ORE, Inc. Amended Equity Plan (as amended, the “Equity Plan”) which increases the number of shares of common stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board may issue up to 2,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

In  November 2017, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors.  All 155,000 shares of such restricted stock vested on January 1, 2020.

In  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  June 30, 2020, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of June 30, 2020, there were 146,666 shares of such restricted stock that remained unvested.

In November 2019, the Company granted 158,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  June 30, 2020, there were 158,000 shares of such restricted stock that remained unvested.

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

As of June 30, 2020, the total compensation cost related to unvested awards not yet recognized was $3,274,204. The remaining costs will be recognized over the remaining vesting period of the awards.  Neither Brad Juneau, the Company’s former Chairman, President and Chief Executive Officer and current Executive Chairman, nor any of the Company’s non-executive directors have ever been paid a salary or cash compensation by the Company.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s common stock, par value $0.01 per share, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the common stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of common stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is 2.2%. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement. See Note 13. - Subsequent Events for information on the 2020 Private Placement.

The option awards listed in the table below have been granted to directors, officers, employees and consultants of the Company.

Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (8)	Expiration Date
September 2011 (1)	50,000	$13.13	Vested over two years, beginning with one-third on the grant date.	September 2016
July 2012 (2)	100,000	$10.25	Vested over two years, beginning with one-third on the grant date.	July 2017
December 2012 (3)	250,000	$10.20	Vested over two years, beginning with one-third on the grant date.	December 2017
June 2013 (4)	37,500	$10.00	Vested Immediately	June 2018
July 2013 (5)	5,000	$10.00	Vested Immediately	July 2018
September 2013 (6)	37,500	$10.01	Vested Immediately	September 2018
September 2013 (6)	15,000	$10.01	Vested over two years, beginning with one-third on the grant date.	September 2018
January 2020 (7)	100,000	$14.50	Vests over two years	January 2025

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

(7) The Company granted 100,000 stock options to its President and CEO, upon hire, during the third quarter of fiscal year 2020.

(8) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest.

There were no stock option exercises during the fiscal year ended June 30, 2020.  During the fiscal year ended June 30, 2019, the Company’s current and former executives, directors, and consultants cashless exercised 35,625 stock options resulting in the issuance of 19,513 shares of common stock to the exercising parties and no proceeds to the Company.

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

General and Administrative Expense. General and administrative expense for the fiscal year ended June 30, 2020 and 2019 were $5,594,995 and $4,440,546, respectively. Current year general and administrative expenses primarily related to audit fees, management fees, legal fees, payroll, payroll taxes, and stock-based compensation expense. We recognized $3,368,916 of stock-based compensation expense for the fiscal year ended June 30, 2020, related to restricted stock and options granted to our officers and directors in January 2020, November 2019, November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014 all pursuant to either the Amended Equity Plan or the 2010 Plan.We recognized $2,988,331 of stock-based compensation expense for the fiscal year ended June 30, 2019, related to restricted stock granted to our officers and directors in November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014 all pursuant to either the Amended Equity Plan or the 2010 Plan.  We incurred legal fees of $1.1 million and $391,000 for the fiscal year ended June 30, 2020 and 2019, respectively.  Legal expenses for the fiscal year ended June 30, 2020 were higher than previous years due to an increase in exploring strategic corporate options.  On November 20, 2019, the Company entered into an Amended and Restated Management Services Agreement (the “A&R MSA”), with JEX, which amends and restates the Management Services Agreement between the Company and JEX dated as of October 1, 2016. We incurred $504,000 and $384,000 in management fees related to the Management Services Agreement and the A&R MSA in fiscal year 2020 and 2019, respectively.  Under the A&R MSA, JEX manages the general and administrative services of the Company and its interest in the Joint Venture Company, subject to the direction of the Board, including corporate finance, accounting, budget, SEC reporting, risk management, operations and stockholder relation functions of the Company. No part of the fee is allocated for compensation of our Executive Chairman, Brad Juneau, who is compensated separately as determined by the independent Directors of the Company.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the fiscal year ended June 30, 2020 and 2019 was $3,720,000 and $4,140,000, respectively.  Pursuant to the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company to avoid dilution.  The Company only records losses up to the point of its cumulative investment. The Company invested $3,720,000 million in the Joint Venture Company during fiscal year 2020, and $4,140,000 during fiscal year 2019.  The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  June 30, 2020 are $22.9 million.

Liquidity and Capital Resources

Prior to the Closing, the Company’s primary cash requirements were for exploration-related expenses.  Since the Closing, the Company’s primary cash requirements have been for general and administrative expenses. Pursuant to the JV LLCA, the Company will require cash to fund the operations of the Joint Venture Company in proportion to its interest in the Joint Venture Company in order to prevent dilution of such interest. The Company’s sources of cash have been from common stock offerings. The Peak Gold Joint Venture Property is still in the initial stages of exploration, and the longer term liquidity of the Company will be impaired to the extent the Joint Venture Company’s exploration efforts are not successful in generating commercially viable mineral deposits on the Peak Gold Joint Venture Property.

As of June 30, 2020, the Company had approximately $3.0 million of cash, cash equivalents, and short-term investments. Due to the effects of COVID-19 and for the safety of the Joint Venture Company's field personnel and the surrounding community, the Management Committee of the Joint Venture Company approved a $2.7 million budget for calendar year 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.  The Company’s share of the budget is approximately $1.6 million, of which $1.0 million had been funded as of June 30, 2020. Under this approved budget, the Company has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company believes that if a larger budget beyond the current care and maintenance budget is undertaken by Joint Venture Company this calendar year and the Company funds its portion, or if we do not complete a strategic transaction, the Company will need to raise capital to fund future exploration.  If a larger budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

The Company’s primary source of funding has been private offerings of its equity securities. In September 2016, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.00 per share. The offer expired on November 15, 2016. In conjunction with the offering, a total of 587,500 warrants were exercised resulting in total cash to the Company of $5.3 million.  On October 13, 2017, the Company distributed a Private Placement Memorandum to its warrant holders to give them the opportunity to exercise their warrants at a reduced exercise price and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants.  The offering applied to warrant holders with an exercise price of $10.00 per share originally issued in March 2013. The offering gave the warrant holders the opportunity to exercise the warrants for $9.50 per share. The offer expired on November 10, 2017.  In conjunction with the offering a total of 124,999 warrants were exercised resulting in total cash to the Company of $1.2 million.  Proceeds from the exercise of the warrants have been used for working capital purposes and for funding future obligations to the Joint Venture Company.

On October 23, 2017, the Company completed the issuance and sale of an aggregate of 553,672 shares of common stock, par value $0.01 per share, of the Company at a purchase price of $19.00 per share of common stock, in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of October 23, 2017, by and among the Company and each purchaser named therein (the “Private Placement”).  Brad Juneau, who was serving as the Company’s President and Chief Executive Officer at the time of the offering, purchased 13,200 shares of common stock, at an aggregate purchase price of $250,800, in the Private Placement on the same terms and conditions as all other purchasers.  The Private Placement resulted in approximately $10.5 million of gross proceeds and approximately $10.0 million of net proceeds. The Company will use the net proceeds from the Private Placement to fund its exploration and development program and for general corporate purposes. Petrie acted as sole placement agent in connection with the Private Placement and received a placement agent fee equal to 6.50%, which was reduced to 3.25% for existing stockholders and other purchasers referred by those existing stockholders, or a total of $0.5 million in placement agent fees.

On January 8, 2015, Royal Gold invested $5 million to fund exploration activity, and had the option to earn up to a 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 31, 2018. As of June 30, 2020, Royal Gold had funded approximately $37.0 million (including the initial investment of $5 million) and earned a 40.0% interest in the Joint Venture Company.  The proceeds of Royal Gold’s investment were used for additional exploration of the Peak Gold Joint Venture Property. For additional information regarding the Joint Venture Company’s capital budget and expenditures, see the “Gold Exploration” section above.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s common stock, par value $0.01 per share, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the common stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of common stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is 2.2%. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement. See Note 13. - Subsequent Events for information on the 2020 Private Placement.

Pursuant to the terms of the JV LLCA, the Company and Royal Gold are required to jointly fund the joint venture operations in proportion to their interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate interest, its percentage interest will be reduced. The capital costs of developing a large gold mining facility could exceed $1 billion. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. Further, neither the Company nor the Joint Venture Company has any recurring source of revenue other than the Company and Royal Gold’s contributions to the Joint Venture Company. As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its interest in the Joint Venture Company would be diluted.  Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company. If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest to a bona fide third-party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning in July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company is required to spend $350,000 annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. However, exploration expenditures to date under the lease have already satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of June 30, 2019, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Management Committee of the Joint Venture Company extended the Tetlin Tribal Council’s option until November 15, 2020.

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

On June 10, 2020, the Company entered into a Retention Payment Agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions. The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs.

Application of Critical Accounting Policies and Management’s Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company has identified below the policies that are of particular importance to the portrayal of the Company's financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to its mineral reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third-party engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2020, held a 60.0% ownership interest in the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company, therefore the Company’s investment in the Joint Venture Company as of June 30, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The audited financial statements of the Joint Venture Company as of the year ended June 30, 2020 are filed as an exhibit to this Form 10-K.

Recently Issued Accounting Pronouncements. See “Part II. Item 8. “Financial Statements and Supplementary Data - Note 3 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages 40 through 58 of this Form 10-K.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of June 30, 2020, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control procedures from time to time in the future.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2020.

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

The consolidated financial statements of the Company are set forth in pages 40 to 58 of this Form 10-K. The financial statements of the Company’s subsidiary, Peak Gold, LLC, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1

Certificate of Incorporation of Contango ORE, Inc.(Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the
Securities and Exchange Commission on November 26, 2010).

3.2	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).
4.1

Form of Certificate of Contango ORE, Inc. Common Stock.(Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

4.2

Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc.(Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.4	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.5

Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.6

Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent.(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013).

4.7

Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company,. N.A. as Rights Agent.(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

4.8

Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc and Computershare Trust Company. N.A. as Rights Agent.(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014).

4.9

Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc and Computershare Trust Company. N.A. as Rights Agent.(Filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015).

4.10	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018).
4.11	Amendment No. 6 to Rights Agreement, dated as of November 21, 2019, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent.(Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2019).
4.12	Amendment No. 7 to Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent. (Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.13	Rights Agreement, dated September 23, 2020 between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent. (Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.14	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the several purchasers named therein. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017).
4.15	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the investors named therein. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).
4.16	Description of Securities.*
10.1

Form of 2010 Equity Compensation Plan. (Filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

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

10.4	Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016. (Filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016).
10.5	Amended and Restated Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration L.P., dated November 20, 2019. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2019).
10.6	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).
10.7	First Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2019).
10.8	Peak Gold, LLC Limited Liability Company Agreement, dated as of January 8, 2015, between CORE Alaska, LLC and RG Alaska, LLC.(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2015).
10.9	Amendment No. 1 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of November 10, 2017 between CORE Alaska, LLC and Royal Alaska, LLC.(Filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2017, as filed with the Securities and Exchange Commission on November 30, 2018).
10.10	Amendment No. 2 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of January 18, 2019 between CORE Alaska, LLC and Royal Alaska, LLC.(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2019).
10.11	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau. † (Filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019).
10.12	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Leah Gaines. † (Filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019).
10.13

Form of Amendment to Retention Agreement, between Contango ORE, Inc. and each officer or employee party thereto. †

(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 11, 2020).

10.14

Offer Letter to Rick Van Nieuwenhuyse, dated January 6, 2020.†

(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020).

10.15

Incentive Stock Option Agreement between Contango ORE, Inc. Rick Van Nieuwenhuyse, dated January 6, 2020. †

(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020).

10.16

Restricted Stock Option Award Agreement between Contango ORE, Inc. Rick Van Nieuwenhuyse, dated January 9, 2020. †

(Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020).

10.17

Retention Payment Agreement dated June 10, 2020, between Contango ORE, Inc. and Rick Van Nieuwenhuyse. †

(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2020).

10.18

Contango ORE, Inc. Short Term Incentive Plan, for the benefit of Rick Van Nieuwenhuyse, dated June 10, 2020. †

(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 22, 2020).

14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012).
21.1	List of Subsidiaries.*
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of June 30, 2020*
31.1	Section 302 CEO Certification. *
31.2	Section 302 CFO Certification. *
32.1	Section 906 CEO Certification. *
32.2	Section 906 CFO Certification. *
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

99.3

Schedule of Revised TOK Claims.

(Filed as Exhibit 99.3 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013).

99.4

Schedule of Bush Claims.

(Filed as Exhibit 99.4 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013).

99.5

Schedule of Revised Eagle Claims.

(Filed as Exhibit 99.6 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013).

99.6

Schedule of ADC 2 Claims.

(Filed as Exhibit 99.7 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013).

99.7

2011 Report of Behre Dolbear & Company (USA).

(Filed as Exhibit 99.3 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012).

99.8

Schedule of Noah Claims. (Filed as Exhibit 99.8 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 15, 2017).

99.9

Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto.

(Filed as Exhibit 99.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

99.10	Audited Financial Statements of Peak Gold, LLC as of June 30, 2020.*
101	Interactive Data Files*

*	Filed herewith
†	Management contract or compensatory plan or agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.
/s/ RICK VAN NIEUWENHUYSE	/s/ LEAH GAINES
Rick Van Nieuwenhuyse President, Chief Executive Officer, and Director (Principal Executive Officer)	Leah Gaines Vice President, Chief Financial Officer, Cheif Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Cheif Executive Officer	September 25, 2020
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/LEAH GAINES	Vice President, Chief Financial Officer, Chief Accounting Officer , Treasurer	September 25, 2020
LEAH GAINES	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Executive Chairman and Director	September 25, 2020
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	September 25, 2020
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	September 25, 2020
JOSEPH G. GREENBERG

/s/ RICHARD SHORTZ	Director	September 25, 2020
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019 the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 25, 2020

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$3,011,918	$8,600,658
Prepaid expenses and other	72,244	161,195
Total current assets	3,084,162	8,761,853

OTHER ASSETS:
Investment in Peak Gold, LLC (NOTE 8)	—	—
TOTAL ASSETS	$3,084,162	$8,761,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,158	$71,410
Accrued liabilities	1,006,237	347,879
Total current liabilities	1,089,395	419,289

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 30,000,000 shares authorized; 6,590,113 shares issued and 6,557,239 outstanding at June 30, 2020; 6,357,113 shares issued and outstanding at June 30, 2019;	65,901	63,571
Additional paid-in capital	61,302,249	57,935,663
Treasury stock at cost (32,874 shares at June 30, 2020; and 0 at June 30, 2019)	(476,672)	—
Accumulated deficit	(58,896,711)	(49,656,670)
SHAREHOLDERS’ EQUITY	1,994,767	8,342,564
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,084,162	$8,761,853

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019
EXPENSES:
General and administrative expense	$(5,594,995)	$(4,440,546)
Total expenses	(5,594,995)	(4,440,546)

OTHER INCOME/(EXPENSE):
Interest income	74,954	224,707
Loss from equity investment in Peak Gold, LLC	(3,720,000)	(4,140,000)
Total other income/(expense)	(3,645,046)	(3,915,293)

LOSS BEFORE INCOME TAXES	(9,240,041)	(8,355,839)
Benefit (provision) for income taxes	—	—
NET LOSS	$(9,240,041)	$(8,355,839)
LOSS PER SHARE
Basic and diluted	$(1.43)	$(1.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,475,795	6,282,285

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,240,041)	$(8,355,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,368,916	2,988,331
Loss from equity investment in Peak Gold, LLC	3,720,000	4,140,000
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	88,951	(5,524)
Increase in accounts payable and other accrued liabilities	670,106	162,885
Net cash used in operating activities	(1,392,068)	(1,070,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(3,720,000)	(4,140,000)
Net cash used by investing activities	(3,720,000)	(4,140,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(476,672)	—
Net cash used in financing activities	(476,672)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,588,740)	(5,210,147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,600,658	13,810,805
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,011,918	$8,600,658

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at June 30, 2018	6,153,266	61,533	54,949,370	—	(41,300,831)	13,710,072
Stock-based compensation	—	—	2,988,331	—	—	2,988,331
Restricted shares activity	184,334	1,843	(1,843)	—	—	—
Stock option exercises	19,513	195	(195)	—	—	—
Net loss for the period	—	—	—	—	(8,355,839)	(8,355,839)
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$—	$(49,656,670)	$8,342,564
Stock-based compensation	—	—	3,368,916	—	—	3,368,916
Restricted shares activity	233,000	2,330	(2,330)	—	—	—
Treasury stock activity	—	—	—	(476,672)	—	(476,672)
Net loss for the period	—	—	—	—	(9,240,041)	(9,240,041)
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767

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

The properties contributed by Contango included: (i) a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Tribal Council”); and (ii) approximately 18,021 acres in unpatented mining claims from the state of Alaska for the exploration of gold ore and associated minerals.  Juneau Exploration, L.P. (“JEX”) initially retained a 3.0% production royalty on contributed properties.  On September 29, 2014, JEX sold its 3.0% production royalty to Royal Gold, Inc. (“Royal Gold”). See Note 12. - Related Party Transactions.  If any of the properties are placed into commercial production, the Joint Venture Company would be obligated to pay a 3.0% production royalty to Royal Gold.

In September 2012, the Company and JEX entered into an Advisory Agreement in which JEX assisted the Company in acquiring 474 unpatented state of Alaska mining claims consisting of 71,896 acres for the exploration of gold ore and associated minerals in exchange for a 2.0% production royalty on properties acquired after July 1, 2012.  On September 29, 2014, JEX sold its 2.0% production royalty to Royal Gold and the Company terminated its Advisory Agreement with JEX. See Note 12. - Related Party Transactions.  If any properties acquired after July 1, 2012 are placed into commercial production, the Joint Venture Company will be obligated to pay Royal Gold a 2.0% production royalty relating to those properties.

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

In connection with the Closing, the Company contributed its Tetlin Lease and state of Alaska mining claims near Tok, Alaska (the “Peak Gold Joint Venture Property”), together with other property, to the Joint Venture Company, a newly formed limited liability company.  The Joint Venture Company is managed according to a Limited Liability Company Agreement (the “JV LLCA”) between subsidiaries of Royal Gold and the Company. At the Closing, Royal Gold made an initial investment of $5 million to fund exploration activity. The initial $5 million did not give Royal Gold an equity stake in the Joint Venture Company. Royal Gold had the option to obtain up to 40% interest in the Joint Venture Company by investing up to $30 million (inclusive of the initial $5 million investment) prior to October 2018.  As of June 30, 2020, Royal Gold has contributed approximately $37.0 million to the Joint Venture Company and has earned a cumulative economic interest of 40.0%.  Now that Royal Gold has funded $30 million, the Company and Royal Gold have an obligation to fund jointly the joint venture operations in proportion to their interests in the Joint Venture Company in order to maintain their respective percentage ownership interests in the Joint Venture Company.  The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property. Pursuant to the JV LLCA, Royal Gold serves as the Manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company.

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

The Company has completed ten years of exploration efforts on the Peak Gold Joint Venture Property, which has resulted in identifying two mineral deposits (Main Peak and North Peak) and several other gold, silver, and copper prospects. The Joint Venture Company completed the 2019 exploration program in October of 2019.  A total of 3,073 meters of drilling was completed during that program.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced and spread globally. Through June 30, 2020, the spread of this virus and government responses have caused business disruption and is adversely affecting many industries.  The Company and the Joint Venture Company are monitoring the situation and taking reasonable steps to keep our business premises, properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID-19.  Due to the uncertainty related to COVID-19 and for the safety of the Joint Venture Company's field personnel and the surrounding community, the Management Committee of the Joint Venture Company has approved a $2.7 million budget for calendar year 2020 that will serve to care for and maintain the Peak Gold Joint Venture Property.  New exploration on the Peak Gold Joint Venture Property will be postponed until conditions permit.  The Company’s share of the calendar year 2020 budget is approximately $1.6 million.

 In June of 2018, the Company retained Petrie Partners, LLC and Cantor Fitzgerald and Co. to advise on its strategic options.  The Company is continuing to work with its advisors to evaluate strategic options while advancing the Peak Gold Joint Venture Property through exploration and baseline data collection for project permitting requirements.   As of June 30, 2020 the Company’s 60% interest in the Joint Venture Company plus cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

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

Management Estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognized a full valuation allowance as of June 30, 2020 and June 30, 2019 and has not recognized any tax provision or benefit for any of the periods. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  June 30, 2020 or June 30, 2019.  The Tax Cuts and Jobs Act was signed into law on  December 22, 2017, and enacts significant changes to U.S. income tax and related laws. Among other things, the Tax Cuts and Jobs Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Act. The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses and increasing the loss carryback period for certain losses to five years, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in Peak Gold, LLC which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on  June 30, 2019 held a 60.0% ownership interest in Peak Gold. Royal Gold will initially serve as the Manager of the Joint Venture Company and will manage, direct, and control operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in Peak Gold, LLC as of June 30, 2020 and 2019 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Recently Issued Accounting Pronouncements.  In February 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” 2016-02, Leases (Topic 842), which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for all leases with terms greater than twelve months.  Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses.  ASU 2016-02 also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Joint Venture Company owns the Tetlin Lease and any impact of the new standard related to that lease will be evaluated at the Joint Venture Company level.  The new standard was adopted in July 2019.  Adopting this standard did not have an impact on the Company's financials.

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

4. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $72,244 and $161,195 as of June 30, 2020 and 2019, respectively, related primarily to prepaid management fees and insurance costs.

5. Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Year Ended June 30, 2020
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$9,240,041	6,475,795	$1.43

	Year Ended June 30, 2019
	Loss	Weighted Average Shares	Loss Per Share
Basic and Diluted Loss per Share:
Net loss attributable to common stock	$8,355,839	6,282,285	$1.33

There were 100,000 options and no warrants outstanding as of June 30, 2020.  There were no options or warrants outstanding as of June 30, 2019. The 100,000 options were not included in the computation of diluted earnings per share for the applicable fiscal year, due to being anti-dilutive as a result of the Company’s net loss for all periods presented.

6. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of  June 30, 2020, we had 6,557,239 shares of common stock outstanding, including 534,666 shares of unvested restricted stock. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  January 2021 and January 2022.

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

During fiscal year 2018, 580,999 warrants were exercised resulting in the issuance of 404,923 shares of common stock and total cash to the Company of $2.3 million.  All of the outstanding warrants were exercised during fiscal year 2018.  There are no warrants outstanding as of June 30, 2020 and 2019.

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

On September 23, 2020, the Company completed the issuance and sale of 247,172 shares of the Company’s common stock, par value $0.01 per share, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the common stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company.  Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees.  Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions.  The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of common stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is 2.2%. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement. See Note 13. - Subsequent Events for information on the 2020 Private Placement

 Rights Plan Termination and Rights Agreement

On December 19, 2012, the Company adopted a Rights Plan, which was amended on March 21, 2013, September 29, 2014, December 18, 2014,  November 11, 2015, April 22, 2018, and November 20, 2019.  On September 23, 2020, the Company adopted a limited duration stockholder rights agreement (the "Rights Agreement") to replace the Company’s prior stockholder Rights Plan, which has been terminated. The Board adopted an amendment to accelerate the expiration date of its prior stockholder rights agreement to September 23, 2020, such that, at the close of business on September 23, 2020, the purchase rights thereunder expired and the prior stockholder rights agreement was no longer in force and effect.

Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock, par value $0.01 per share, of the Company, held of record as of October 5, 2020. The Rights Agreement has a one-year duration, expiring on September 22, 2021.  The Rights will trade with the Company’s common stock and no separate Rights certificates will be issued, unless and until the Rights become exercisable. In general, the Rights will become exercisable only if a person or group acquires beneficial ownership of 18% (or 20% for certain passive investors) or more of the Company’s outstanding common stock or announces a tender or exchange offer that would result in beneficial ownership of 18% (or 20% for certain passive investors) or more of the Company’s common stock. Each Right will entitle the holder to buy one one-thousandth (1/1000) of a share of a series of junior preferred stock at an exercise price of $100.00 per Right, subject to anti-dilution adjustments.

7. Formation of Joint Venture Company

On January 8, 2015, the Company and Royal Gold, through their wholly-owned subsidiaries, consummated the Transactions contemplated under the Master Agreement, including the formation of a joint venture to advance exploration and development of the Peak Gold Joint Venture Property, for gold ore and associated minerals prospects.

In connection with the Closing of the Transactions, the Company formed the Joint Venture Company. The Company contributed to the Joint Venture Company its Peak Gold Joint Venture Property near Tok, Alaska, together with other property with a historical book value of $1.4 million and an agreed fair value of $45.7 million. At the Closing, the Company and Royal Gold, through their wholly-owned subsidiaries, entered into the JV LLCA.

As of June 30, 2020, Royal Gold serves as manager of the Joint Venture Company (the “Manager”) and manages, directs, and controls the operations of the Joint Venture Company.

As a condition to the Closing, the Company and the Tetlin Tribal Council entered into a Stability Agreement dated October 2, 2014, pursuant to which the Company and the Tetlin Tribal Council, among other things, acknowledged the continued validity of the Tetlin Lease and all its terms notwithstanding any future change in the status of the Tetlin Tribal Council or the property subject to the Tetlin Lease.

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

The JV LLCA gave Royal Gold the right, but not the obligation, to earn a percentage interest in the Joint Venture Company (up to a maximum of 40%) by making additional contributions of capital to the Joint Venture Company of up to $30 million (inclusive of the Royal Gold Initial Contribution of $5 million) during the period beginning on the Closing and ending on October 31, 2018.  On April 26, 2018, Royal Gold funded its full $30 million investment and earned a percentage interest of 40% in the Joint Venture Company, with the Company retaining a percentage interest of 60% in the Joint Venture Company. Once Royal Gold earned a 40% interest in the Joint Venture Company, the Company and Royal Gold began to contribute funds in proportion to their respective percentage interests in the Joint Venture Company.  From inception through June 30, 2020, Royal Gold has contributed approximately $37.0 million (inclusive of the Royal Gold Initial Contribution of $5 million) and the Company has contributed approximately $10.4 million in cash and $1.4 million in properties to the Joint Venture Company.   The proceeds from the investments are used for additional exploration of the Peak Gold Joint Venture Property.

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

The Company and Royal Gold have the right to transfer their respective percentage interests in the Joint Venture Company to a third party, subject to certain terms and conditions set forth in the JV LLCA. If either member intends to transfer all or part of its percentage interest to a bona fide third-party purchaser, the other member has the right to require the transferring member to include in the intended transfer the other member’s proportionate share of its percentage interests at the same purchase price and terms and conditions. Now that Royal Gold has earned a 40% interest in the Joint Venture Company, it has the additional right to require the Company to sell up to 20% of the interest in the Joint Venture Company in a sale of Royal Gold’s entire 40% interest in the Joint Venture Company.  If Royal Gold exercises this right, the Company will be obligated to sell 20% of the membership interest to a bona fide third-party purchaser on the same terms and conditions as the interest being sold by Royal Gold.

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

8. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million. As of  June 30, 2020, Royal Gold has contributed approximately $37.0 million to the Joint Venture Company, and earned a cumulative interest of approximately 40.0%.  Therefore, as of  June 30, 2020, the Company holds a 60.0% interest in the Joint Venture Company. As of June 30, 2019, the Company also held a 60.0% interest in the Joint Venture Company. The Royal Gold Initial Contribution did not entitle Royal Gold to a percentage interest in the Joint Venture Company.  During fiscal year 2020 and 2019 the Company contributed $3.7 million and $4.1 million, respectively, to the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to June 30, 2020:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance at June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—

The following table presents the condensed balance sheet for Peak Gold, LLC as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
ASSETS
Cash and cash equivalents	$492,631	$473,056
Mineral properties	1,433,886	1,433,886
Other assets	181,874	57,538
TOTAL ASSETS	$2,108,391	$1,964,480

LIABILITIES AND MEMBERS’EQUITY
Accounts payable and other liabilities	$320,091	$927,424
TOTAL LIABILITIES	320,091	927,424

MEMBERS’ EQUITY	1,788,300	1,037,056
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$2,108,391	$1,964,480

The Company’s share of the Joint Venture Company’s results of operations for the year ended  June 30, 2020 was a loss of $3.2 million. The Company’s share in the results of operations for the year ended June 30, 2019 was a loss of $4.5  million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of  June 30, 2020 and June 30, 2019, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of $34.7 million and $31.5 million, respectively, exceeds the sum of the historical book value of our initial investment in Peak Gold, LLC, of $1.4 million and our subsequent contributions of $10.4 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of  June 30, 2020.  The investment also had a balance of zero at  June 30, 2019. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment which is $11.8 million. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  June 30, 2020 are $22.9 million.

The following table presents the condensed results of operations for Peak Gold, LLC for the periods ended June 30, 2020 and 2019:

	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	June 30, 2020	June 30, 2019	June 30, 2020

EXPENSES:
Exploration expense	$3,854,894	$5,714,169	$38,079,318
General and administrative	1,593,862	1,807,599	8,980,158
Total expenses	5,448,756	7,521,768	47,059,476
NET LOSS	$5,448,756	$7,521,768	$47,059,476

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

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Equity Plan”) which increases the number of shares of common stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board may issue up to 2,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  June 30, 2020, there were 534,666 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plan. Stock-based compensation expense for the years ended June 30, 2020 and 2019 was $3,368,916 and $2,988,331, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Under the Equity Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. Upon option exercise, the Company’s policy is to issue new shares to option holders.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 - Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The total fair value of stock options vested in fiscal year 2020 and 2019 was approximately $0. As of June 30, 2020, the total unrecognized compensation cost related to nonvested stock options was $563,089. As of June 30, 2020 the stock options had a weighted average remaining life of 4.5 years.

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2020 and 2019, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2020			2019
			Weighted		Weighted
	Shares		Average	Shares	Average
	Under		Exercise	Under	Exercise
	Options		Price	Options	Price
Outstanding, beginning of year	—		$—	35,625	$10.01
Granted	100,000		$14.50	—	$—
Exercised	—		$—	(35,625)	$10.01
Forfeited	—		$—	—	$—
Cancelled	—		$—	—	$—
Outstanding, end of year	100,000		$14.50	—	$—
Aggregate intrinsic value	$—			$—

Exercisable, end of year	—	$		—	$—
Aggregate intrinsic value	$—			$—

Available for grant, end of year	466,760			199,760

Weighted average fair value of options granted during the year (1)	$7.42			$—

_______________

(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant during the year ended June 30, 2020 respectively: (i) risk-free interest rate of 1.56 percent (ii) expected life of 3.3 (iii) expected volatility of 74.0 percent and (iv) expected dividend yield of zero percent. There were no options granted during the fiscal year ended June 30, 2019.

Restricted Stock. In November 2010, the Company granted 70,429 restricted shares of common stock to its executives and directors and an additional 23,477 restricted shares to its former technical consultant, the owner of Avalon. In December 2013, the Company’s directors, executives and technical consultant were granted an aggregate of 95,000 shares of restricted stock. All of the restricted stock from both of those grants are fully vested. In November 2014, the Company granted 27,000 restricted shares of common stock to its executives. In January 2015, the Company granted an aggregate of 30,000 restricted shares of common stock to two of its non-executive directors. In addition, the Company granted 10,000 restricted shares of common stock to a former technical consultant. In September 2015, the Company granted 85,000 shares to its executives, and in December 2015 the Company granted 40,000 shares to its non-executive directors.   In August 2016, the Company granted 100,000 restricted shares of common stock to its executives. In  November 2016, the Company granted 75,000 restricted shares of common stock to its non-executive directors.  In November 2017, the Company granted 155,000 restricted shares to its executives and non-executive directors, and in  November 2018, the Company granted 155,000 restricted shares of common stock to its executives and non-executive directors.  In December 2018, the Company cancelled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  In December 2018, the Company also granted 146,666 restricted shares of common stock to two of its executives and non-executive directors. In November 2019, the Company also granted 158,000 restricted shares of common stock to two of its executives and non-executive directors.  In January 2020, the Company granted 75,000 restricted shares of common stock to its newly appointed President and Chief Executive Officer.

As of June 30, 2020, there were 534,666 shares of such restricted stock that remained unvested.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

A summary of the Company’s restricted stock as of June 30, 2020 and June 30, 2019 and the change during the years then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2018	298,998		$19.12
Granted	301,666		$17.74
Vested	(26,666)		$4.75
Forfeited	(117,332)		$18.09
Nonvested balance at June 30, 2019	456,666		$18.34
Granted	233,000		$14.81
Vested	(155,000)		$19.50
Forfeited/Cancelled		$
Nonvested balance at June 30, 2020	534,666		$16.47

As of June 30, 2020, the total compensation cost related to nonvested restricted share awards not yet recognized was $3,274,205. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

10. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 2.0% to 5.0%, depending on the type of metal produced and the year of production. As of June 30, 2020, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 1.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council had the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. The Management Committee of the Joint Venture Company extended the Tetlin Tribal Council’s option until November 15, 2020. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Mineral Exploration. The Joint Venture Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2019-2020 assessment year totaled $323,248. The Joint Venture Company has met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.

Royal Gold Royalties. The Joint Venture Company is obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain other properties.

Retention Agreements. In February 2019, the Company entered into Retention Agreements with its then Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements, as amended, are triggered upon a change of control (as defined in the applicable Retention Agreement) that takes place prior to August 6, 2025, provided that the recipient is employed by the Company when the change of control occurs.  Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control.  On June 10, 2020, the Company entered into a Retention Payment Agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions. The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs.

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100% of his annual base salary if all performance goals are met, and up to 200% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50% in cash and 50% in the form of restricted stock granted under the Contango ORE, Inc. Amended and Restated 2010 Equity Incentive Plan (as amended, the “Equity Plan”), vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200% of his annual base salary, payable in cash, shares of common stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

11. Income Taxes

	Year Ended June 30,
	2020	2019
Income tax benefit at statutory tax rate	$(1,940,409)	$(1,754,726)
State tax benefit	(616,995)	(631,535)
Permanent differences	(6,811)	19,523
Stock based compensation	202,421	(50,715)
Other valuation allowance	2,361,794	2,417,453
Income tax provision/(benefit)	$—	$—

The benefit for income taxes for the periods indicated below are comprised of the following:

Year Ended June 30,
	2020	2019
Current:
Federal	$—	$—
State	$—	$—
Deferred:
Federal	$—	$—
State	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2020	2019
Deferred tax asset:
Investment in the Joint Venture Company	$7,143,550	$6,326,503
State deferred tax assets	4,370,574	3,753,579
Stock option expenses	1,161,254	1,126,078
Net operating losses	4,054,750	3,162,174
Valuation allowance	(16,730,128)	(14,368,334)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Act. The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

On March 27, 2020, the CARES Act was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic. The CARES Act includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax deprecation methods for qualified improvement property. The Company does not expect to be materially impacted by the CARES Act and does not anticipate the CARES Act to have a material effect on its ability to realize deferred tax assets.

During fiscal year 2020, we had a change in our valuation allowance of approximately $2.4 million. At June 30, 2020, we have U.S. federal tax loss carry-forwards of approximately $19.1 million. These net operating loss carry-forwards (“NOL”) will begin expiring in 2031. NOLs generated in tax years ending June 30, 2019 and later carry forward indefinitely and are limited to 80% of taxable income. Use of NOLs, however, may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2020. From June 30, 2019 to June 30, 2020 there were no ownership changes under the meaning of Section 382.  The Company experienced an ownership change on March 22, 2013.  Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

We did not have any unrecognized tax benefits as of June 30, 2020.  The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates.  These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income.  The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations.  The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations before June 30, 2020.

12. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and serves as the Company’s Executive Chairman effective January 6, 2020, is also the sole manager of JEX, a private company involved in the exploration and production of oil and natural gas. JEX was responsible for securing and negotiating the Tetlin Lease and assisting in obtaining other properties and initially engaged Avalon Development Corporation (“Avalon”) to conduct mineral exploration activities on the Tetlin Lease. In agreeing to transfer its interests in such properties to Contango Mining, a predecessor of the Company, JEX retained a 3.0% overriding royalty interest in the properties transferred.

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

On November 20, 2019, the Company entered into an Amended and Restated Management Services Agreement (the “A&R MSA”), with JEX, which amends and restates the Management Services Agreement between the Company and JEX dated as of October 1, 2016. Pursuant to the A&R MSA, JEX will continue, subject to the direction of the Board of Directors, to manage the general and administrative affairs of the Company and its interest in Joint Venture Company. The services provided to the Company by JEX include corporate finance, accounting, budget, reporting, risk management, operations and stockholder relation functions of the Company. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $47,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company.   No part of the fee payable to JEX pursuant to the A&R MSA is allocated for compensation of our Executive Chairman, Brad Juneau, who is compensated separately as determined by the independent directors of the Company.  In addition, executives of JEX may be granted restricted stock, stock options or other forms of compensation by the independent directors of the Company.  The amount of time and expertise required to effectively manage and administer the business and affairs of the Company will continue to be monitored by the board of directors of the Company for necessary adjustments or modifications depending upon the amount of time required to be spent on the business and affairs of the Company by the executives and the progress of the Joint Venture Company in its exploratory programs in Alaska.

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

The Company retained Petrie Partners, LLC ("Petrie") and Cantor Fitzgerald and Co. to advise on its strategic options, including in connection with a joint sale process with its joint venture partner, Royal Gold.  Royal Gold retained Scotia Capital Inc. to conduct a joint process for the sale directly or indirectly of the Joint Venture Company’s properties in Alaska.  The Company is continuing to work with its advisors to evaluate strategic options while advancing the Peak Gold Joint Venture Property through exploration and baseline data collection for project permitting requirements.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s common stock, par value $0.01 per share, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the common stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of common stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is 2.2%. Petrie acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement. See Note 13. - Subsequent Events for information on the 2020 Private Placement.

13.  Subsequent Events

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s common stock, par value $0.01 per share, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the common stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of common stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is 2.2%. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.