Form 10-K/A
period 2020-06-30
Contango ORE, Inc.
filed 2020-10-28
CIK 1502377

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

As of December 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCQB) was $44,157,401. As of October 28, 2020, there were 5,994,667 shares of the registrant’s common stock outstanding.

 Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 originally filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2020 (the “Original Report”) by Contango ORE, Inc. (the “Company,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2020. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this 10-K/A and this 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after September 25, 2020, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

CONTANGO ORE, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

June 30, 2020

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our current executive officers and board of directors (the “Board”):

Name	Age	Position	Director Since
Rick Van Nieuwenhuyse	64	President, Chief Executive Officer, and Director	2020
Brad Juneau	60	Executive Chairman and Director	2012
Joseph S. Compofelice	71	Director	2010
Joseph G. Greenberg	59	Director	2010
Richard A. Shortz	75	Director	2016
Leah Gaines	44	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary

Brad Juneau. Mr. Juneau is co-founder of the Company and served as President, Chief Executive Officer and a director of the Company from August 2012 after the Company’s co-founder, Mr. Kenneth R. Peak, received a medical leave of absence, until January 5, 2020 when he was succeeded by Mr. Van Nieuwenhuyse.  Mr. Juneau has served as Chairman of the Board since April 2013, and was appointed as Executive Chairman of the Board effective January 6, 2020. Mr. Juneau is the sole manager of the general partner of Juneau Exploration, L.P. (“JEX”), a company involved in the exploration and production of oil and natural gas. JEX has entered into a number of agreements and arrangements with the Company, which are described under “Certain Relationships and Related Transactions”. Prior to forming JEX, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau previously served as a director of Contango Oil & Gas Company from April 2012 to March 2014.  Mr. Juneau is currently a director of Talos Energy and PetroQuest Energy.  Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University.  Mr. Juneau, as the Company’s co-founder, has substantial history and familiarity with the Company, and significant technical knowledge.

Rick Van Nieuwenhuyse.  Mr. Van Nieuwenhuyse was appointed to serve as President, Chief Executive Officer, and director of the Company effective January 6, 2020. He previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012 until December 2019. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD, Inc, a company that he founded. He served as the Vice President of Exploration for Placer Dome from 1990 to 1997.  Mr. Van Nieuwenhuyse holds a Candidature degree in Science from Université de Louvain, Belgium and a Master of Science degree in Geology from the University of Arizona. Mr. Van Nieuwenhuyse currently serves on the board of directors of Alexco Resource Corp. He served on the board of directors of Sandfire Resources America, Inc. (formerly, Tintina Resources Inc.) from 2008 until 2016. Mr. Van Nieuwenhuyse has over forty years of experience in the minerals mining industry and brings significant industry and technical knowledge to the Company.

Joseph S. Compofelice. Mr. Compofelice has been a director of the Company since its inception. Since January 2014, Mr. Compofelice has been an operating partner of White Deer Energy, an energy focused private equity fund. Mr. Compofelice is the Chairman since November 2014 and Chief Executive Officer since January 2016 of Stuart Pressure Control, an oilfield services company, controlled by White Deer Energy.  Mr. Compofelice is the Chairman and Chief Executive Office of Axios Industrial Group LLC, an industrial service company, controlled by White Deer Energy.  Mr. Compofelice has served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service since January 2004. Mr. Compofelice also served as Chairman of the Board of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice served as President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000 he served as Chairman and Chief Executive Officer of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science degree at California State University at Los Angeles and his Master of Business Administration at Pepperdine University.  Mr. Compofelice has extensive leadership and financial experience.

Joseph G. Greenberg. Mr. Greenberg has been a director of the Company since its inception.  He has over thirty years of diversified experience in domestic oil and gas exploration and production.  Mr. Greenberg is founder and Chief Executive Officer of Alta Resources, LLC, one of the nation’s largest private producers of natural gas. Mr. Greenberg received a Bachelor of Science degree in Geology and Geophysics from Yale University in 1983, and a Master in Geological Sciences from the University of Texas at Austin in 1986  Mr. Greenberg is a Board member and Chairman Emeritus for YES Prep Public Schools, a system of high performing charter schools serving more than 15,000 low income students in Houston.  Mr. Greenberg also serves on the Entrepreneurship Advisory Board for Yale School of Management.

Richard A. Shortz.  Mr. Shortz has been a director of the Company since 2016.  Mr. Shortz is President and Chief Executive Officer of Pavia Capital, LLP, a family office investment company.  Mr. Shortz served as a Partner of Morgan, Lewis & Bockius LLP, an international law firm (“Morgan Lewis”) from 1995 through September 2016 and as a Partner with Jones Day Reavis & Pogue LLP, another international law firm, from 1983 through 1994.  He previously was an executive of Tosco Corporation, an independent oil and gas company, from 1973 through 1983 where he became Senior Vice President, General Counsel and Secretary.  While a Partner at Morgan Lewis, Mr. Shortz served as Chairman of the firm’s Energy Group and a member of its Board.  Mr. Shortz received a Bachelor of Science degree in Accounting from Indiana University in 1967 and a Juris Doctor degree from Harvard Law School in 1970.  Mr. Shortz has extensive experience in corporate finance, mergers and acquisitions and corporate governance, regularly advising both public and private energy companies.

Leah Gaines. Ms. Gaines was appointed as the Company’s Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary on October 1, 2013. Ms. Gaines has also served as Vice President and Chief Financial Officer of JEX since October 2010. Prior to joining JEX, she served as the Controller for Beryl Oil and Gas, LP and Beryl Resources LP from July 2007 to December 2009. From April 2006 to July 2007, Ms. Gaines held the position of Financial Reporting Manager at SPN Resources, a division of Superior Energy Services. From 2003 to 2006, Ms. Gaines worked as a Senior Financial Reporting Accountant at Hilcorp Energy Company. Ms. Gaines was a Principal Accountant at El Paso Corporation in its Power Asset division from 2001 to 2003. Prior to that, Ms. Gaines worked at Deloitte and Touche, LLP for three years as a Senior Auditor. Ms. Gaines graduated Magna Cum Laude from Angelo State University with a Bachelor of Business Administration in Accounting and is a Certified Public Accountant with over twenty years of experience.

All directors, executive officers and persons nominated or chosen to serve as director or executive officer of the Company are United States citizens. There are no family relationships between any of our directors or executive officers or persons nominated or chosen to serve as director or executive officer.

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

•

Adopted a Code of Ethics that satisfies the definition of “code of ethics” under the rules and regulations of the SEC, a copy of which is available on the Company’s website at www.contangoore.com. The Code of Ethics applies to all of the Company’s executives, including its principal executive officer, principal financial officer, and principal accounting officer. If the Company amends or waives the Code of Ethics with respect to the principal executive officer, principal financial officer or principal accounting officer, it will post the amendment or waiver at this location on its website.

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

Independence.  Although the Company is not subject to the New York Stock Exchange (“NYSE”) listing requirements, the Company evaluates the independence of its directors using the NYSE listing standards.  After reviewing the qualifications of our current directors and nominees, and any relationships they may have with the Company that might affect their independence, the Board has determined that each director and nominee, other than Mr. Van Nieuwenhuyse and Mr. Juneau, is “independent” as that concept is defined by the listing standards of the NYSE and the applicable rules of the SEC. Mr. Van Nieuwenhuyse and Mr. Juneau are executive officers of the Company and, therefore, the Board has concluded that they are not independent directors.

Corporate Authority & Responsibility. All corporate authority resides in the Board, as the representative of the stockholders. Authority is delegated to management by the Board in order to implement the Company’s mission pursuant to Delaware law and our bylaws. Such delegated authority includes the authorization of spending limits and the authority to hire executives and terminate their services. The independent members of the Board retain responsibility for selection, evaluation and the determination of compensation of the chief executive officer of the Company, oversight of the succession plan, approval of the annual budget, assurance of adequate systems, procedures and controls, and all matters of corporate governance. Members of the Board are kept informed of the Company’s business through discussions with Messrs. Juneau and Van Nieuwenhuyse and with key members of senior management, by reviewing materials provided to them and by participating in Board and committee meetings. Each Board member other than Mr. Van Nieuwenhuyse and Mr. Juneau is independent. Additionally, the Board provides advice and counsel to senior management.

Compensation of Directors. None of the independent directors have received cash compensation since the founding of the Company. During the fiscal year ended June 30, 2020, each outside director of the Company received 30,000 shares of restricted Common Stock that vest in January 2022. There were no other payments for meetings attended or service as chair of a committee. Compensation of directors is determined by Mr. Van Nieuwenhuyse, Mr. Juneau, and the independent directors. Directors who are also executives of the Company do not receive compensation for serving as a director or as a member of a committee of the Board. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with serving as a member of the Board.

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

Meetings. Our Board has meetings, as necessary. During the fiscal year ended June 30, 2020, the Board held eighteen meetings. During the fiscal year ended June 30, 2020, the Board passed resolutions by unanimous written consent on two occasions. All of our Board members attended 100% of all Board and applicable committee meetings and the Company’s 2019 annual meeting. We encourage our Board to attend our annual meeting of stockholders.

Committee Structure. It is the general policy of the Company that the Board as a whole will consider all major decisions. The committee structure of the Board includes the Audit Committee, the Compensation Committee, and the Nominating Committee. The Board may form other committees as it determines appropriate. A copy of the charter for each committee is available to any stockholder who requests a copy by delivering written notice to Contango ORE, Inc., 3700 Buffalo Speedway, Suite 925, Houston, Texas 77098. The charter for each committee is also available on our website at www.contangoore.com.

Audit Committee. The Audit Committee was established by the Board for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee recommends the appointment of independent public accountants to conduct audits of our financial statements, reviews with the accountants our quarterly and annual financial statements and the plan and results of the auditing engagement, approves other professional services provided by the accountants and evaluates the independence of the accountants. The Audit Committee also reviews the scope and adequacy of our system of internal controls and procedures over financial reporting and oversees compliance with our Code of Ethics. Members of the Audit Committee are Messrs. Compofelice (Committee Chairman), Greenberg, and Shortz. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NYSE and the applicable rules of the SEC. The Audit Committee met formally four times during the fiscal year ended June 30, 2020. The Board has determined that Mr. Compofelice is an “audit committee financial expert” as defined by the rules of the SEC.

Compensation Committee. The Compensation Committee was created by the Board for the purpose of administering the Contango ORE, Inc. 2010 Equity Compensation Plan and the compensation for the Chief Executive Officer. Additionally, the Compensation Committee determines which executive officers and other executives may receive stock options, stock units, restricted stock awards, stock appreciation rights and other stock based awards and the amounts of such stock based awards. Members of the Compensation Committee are Messrs. Shortz (Committee Chairman), Compofelice, and Greenberg. Each member of the Compensation Committee is an “independent director” as defined in the applicable listing standards of the NYSE and in the applicable rules of the SEC.  For a description of the Compensation Committee’s processes and procedures, see the section entitled “Compensation Discussion and Analysis” below.  The Compensation Committee met formally four times during the fiscal year ended June 30, 2020.

Nominating Committee. The Nominating Committee was created by the Board for the purpose of overseeing the identification, evaluation and selection of qualified candidates for appointment or election to the Board. The Nominating Committee identifies individuals qualified to become Board members and recommends to the Board nominees for election as directors of the Company, taking into account that the Board as a whole shall have competency in industry knowledge, accounting and finance, and business judgment. While the Company does not have a formal diversity policy, the Nominating Committee seeks members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. Directors should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated, and be selected based upon contributions that they can make to the Company. The Nominating Committee shall give the same consideration to candidates for director nominees recommended by Company stockholders as those candidates recommended by others. Members of the Nominating Committee are Messrs. Greenberg (Committee Chairman), Compofelice, and Shortz. Each member of the Nominating Committee is independent as independence for nominating committee members is defined in the applicable listing standards of the NYSE and the applicable rules of the SEC. The Nominating Committee met formally once during the fiscal year ended June 30, 2020.

Board Leadership Structure. The Board has the responsibility for selecting the appropriate leadership structure for the Company. Following the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, effective January 6, 2020 the Board appointed Mr. Juneau to serve as Executive Chairman of the Board. The Board believes that the separation of the Executive Chairman and the Chief Executive Officer functions in this structure is appropriate for oversight purposes on behalf of its investors, because it clarifies the individual roles of the Executive Chairman and Chief Executive Officer and enhances accountability. In addition, the Board believes that this structure is appropriate for the Company because Mr. Juneau is a co-founder of the Company and, through JEX, initially acquired the property leased from the Village of Tetlin, which is the primary asset of Peak Gold, LLC (the “Joint Venture Company”), which in turn is the primary asset of the Company.  In addition, Mr. Juneau has unique experience to lead the Board, having served as President and Chief Executive Officer of the Company.

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

More information about the Company’s corporate governance practices and procedures is available on the Company’s website at www.contangoore.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended June 30, 2020, except that the Form 4s filed by Brad Juneau on June 19, 2020 and Leah Gaines on June 22, 2020 each reported one late transaction and on November 18, 2019, as a result of an administrative error, Brad Juneau, Leah Gaines, Joseph Greenberg, Joseph Compofelice and Richard Shortz each reported one late transaction. The filings were made promptly after the issue was discovered.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to our named part-time executive officers.

Overview of 2020 fiscal year Performance and Compensation. We are engaged in the exploration in the State of Alaska for gold ore and associated minerals. Following the establishment of our Joint Venture Company with an affiliate of Royal Gold, Inc. (“Royal Gold”) in January 2015, the Joint Venture Company continued the drilling program initiated by the Company at the Tetlin gold project in Alaska. The Joint Venture Company has expended approximately $47.1 million through June 30, 2020 in connection with the Tetlin gold project to delineate and expand upon the original Peak zone discovery by the Company. The work program has included expansion of the Peak zone and the discovery and expansion of the North Peak zone and several other gold, silver, and copper prospects.  Through June 30, 2020, Royal Gold had contributed $37.0 million to the Joint Venture Company and earned a 40.0% economic interest in the Joint Venture Company.  On September 30, 2020, in a series of related transactions, Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), through its wholly owned subsidiary, acquired all of the interest in the Joint Venture Company held by Royal Gold, and an additional 30% of the membership interest in the Joint Venture Company held by the Company. The Company, through its wholly owned subsidiary, currently holds a 30% interest in the Joint Venture Company, with Kinross holding a 70% interest in the Joint Venture Company and serving as the manager and operator of the Joint Venture Company.

Philosophy. The Company is an exploration stage organization without any source of revenue. The Company has one full-time employee, Rick Van Nieuwenhuyse, its President and Chief Executive Officer who is responsible for the management of the Company.  The Company currently has three part-time executives who are employees of JEX. The Company has not historically paid cash salaries or other benefits to these part-time executives. The Audit Committee, the Compensation Committee and the Board in October 2016 adopted and approved a new management and compensation system effective October 1, 2016. The Company entered into a Management Services Agreement with JEX, which is owned by Brad Juneau and his affiliates. On November 20, 2019, the Company entered into an Amended and Restated Management Services Agreement (the “A&R MSA”), with JEX, which amends and restates the Management Services Agreement between the Company and JEX dated as of October 1, 2016. Pursuant to the A&R MSA, JEX will continue, subject to the direction of the Board of Directors, to manage the general and administrative affairs of the Company and its interest in Joint Venture Company. The services provided to the Company by JEX include corporate finance, accounting, budget, reporting, risk management, operations and stockholder relation functions of the Company. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $47,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company.   No part of the fee payable to JEX pursuant to the A&R MSA is allocated for compensation of our Executive Chairman, Brad Juneau, who is compensated separately as determined by the independent directors of the Company.  In addition, executives of JEX may be granted restricted stock, stock options or other forms of compensation by the independent directors of the Company.  The amount of time and expertise required to effectively manage and administer the business and affairs of the Company will continue to be monitored by the board of directors of the Company for necessary adjustments or modifications depending upon the amount of time required to be spent on the business and affairs of the Company by the executives and the progress of the Joint Venture Company in its exploratory programs in Alaska.

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

Market Compensation Data. The Company has selected a list of peer companies (the “Peer Group”), all of which are very small companies in the mining industry. These companies share relevant business risk and financial factors such as revenue, market capital, net income, and total assets. Companies similar in size but in unrelated industries are not included because the Company typically does not hire executives from such companies, nor would the Company be likely to lose executives to such companies:

•	Orla Mining Ltd.
•	Corvus Gold
•	Pilot Gold Inc.
•	Midas Gold Corp.
•	NovaGold, Inc.
•	Battle North Gold Corp.
•	Trilogy Metals, Inc.
•	Almaden Minerals
•	Bluestone Resources, Inc.
•	Sabina Gold & Silver Corp.

Components of Senior Executive Compensation. Historically, the primary element of annual compensation for executives of the Company has been the granting of equity awards in the form of restricted stock and stock options. Effective January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as the Company’s President and Chief Executive Officer, with an initial base salary of $350,000 per year. The Company has three part-time executives and has not historically paid cash salaries or other benefits to such part-time executives. Compensation for each executive is designed to align the executive’s incentives with the long-term interests of the Company’s stockholders. The Company predominantly grants equity awards to create incentives for future performance. Executives receive equity awards to align their interests with our stockholders’ interests and for working toward the long-term success of the Company.

Equity Awards. The Company has implemented an equity compensation program for its executive officers (and other persons) that provides an incentive for such officers to achieve the Company’s business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. Award size and frequency are based on each executive’s demonstrated level of performance and Company performance over time. All awards are made by the Compensation Committee.  At our 2019 annual meeting of stockholders, we presented stockholders with a vote to approve, on a non-binding, advisory basis, the compensation paid to our named executive officers as disclosed in the “Executive Compensation” section of our proxy statement.  The vast majority of the votes cast on the proposal voted in favor of the proposal. We believe this strongly affirms stockholders’ support of our approach to executive compensation, and we did not make any material changes to our program solely due to the advisory vote received. The Compensation Committee reviews award levels from time to time but at least annually. In making individual awards, the Compensation Committee considers industry practices, the performance of each executive, the performance of the Company, the value of the executive’s previous awards and the Company’s views on executive retention and succession. On September 18, 2015, the Company granted to Mr. Juneau and Ms. Gaines 45,000 and 20,000 shares of restricted Common Stock, respectfully. Mr. Juneau's shares vested over two years, beginning with one-third vesting on the date of grant. One-third of Ms. Gaines's shares vested on the date of grant, one-third vested on the anniversary date of the grant, and one-third vested in January 2019. On August 24, 2016, the Company granted 80,000 and 10,000 shares of restricted Common Stock to Mr. Juneau and Ms. Gaines, respectfully. Mr. Juneau's shares vested over two years, beginning with one third vesting on the date of grant. Ms. Gaines's shares were set to vest in January 2019.  On November 14, 2017, the Company granted 50,000 and 15,000 shares of restricted Common Stock to Mr. Juneau and Ms. Gaines, respectfully. Mr. Juneau's and Ms. Gaines's shares vested in January 2020.  On November 12, 2018, the Company granted 50,000 and 15,000 shares of restricted Common Stock to Mr. Juneau and Ms. Gaines, respectfully. Mr. Juneau's and Ms. Gaines's shares will vest in January 2021.  In December 2018, the Company cancelled 21,666 shares of unvested restricted stock held by Ms. Gaines that were set to vest on January 1, 2019.  The Company also granted 27,083 restricted shares of common stock to Ms. Gaines in December 2018.  In November 2019 the Company granted 60,000 and 5,000 shares of restricted stock to Mr. Juneau and Ms. Gaines, respectfully.  Mr. Juneau and Ms. Gaines's shares will vest in January 2022.  In January 2020, Mr. Van Nieuwenhuyse was granted 75,000 restricted shares and 100,000 options.  Mr. Van Nieuwenhuyse's restricted shares and his options vest one-half in January 2021 and one-half in January 2022.

Equity Award Mechanics. On September 15, 2010, the Board adopted the Contango ORE Inc. 2010 Equity Compensation Plan, which was amended and restated at the 2017 Annual Meeting by the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (the “Amended Equity Plan”), and amended at the 2019 Annual Meeting by the First Amendment to the Contango ORE, Inc. Amended Equity Plan (as amended, the “Equity Plan”). Awards under the Equity Plan typically fall into two categories: annual awards and new hire and promotion awards. New hire and promotion awards are made on the date of hire or promotion, and annual awards are made annually in connection with the end of the fiscal year. From time to time the Board may make grants at other times in connection with executive retention.

All stock option awards have a per share exercise price equal to the closing price of our Common Stock on the grant date. Stock option awards and restricted stock awards vest upon the passage of time. The Board has not granted, nor does it intend in the future to grant, equity awards in anticipation of the release of material nonpublic information. Similarly, the Company has not timed, nor does it intend in the future to time, the release of material nonpublic information based upon equity award grant dates.

In addition, the Compensation Committee of the Board of Directors of the Company adopted a Short Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100% of his annual base salary if all performance goals are met, and up to 200% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50% in cash and 50% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200% of his annual base salary, payable in cash, shares of Common Stock under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

Deferred Compensation and Retirement Plans. The Company does not have a deferred compensation program, pension benefits, a retirement plan, or any sort of post-retirement healthcare plan.

Perquisites and Other Benefits. The Company does not have any perquisites or employee benefit plans, such as medical, dental, group life and disability insurance.

Employment and Severance Agreements. We have no employment or severance agreement with any executive officer. In February 2019, the Company entered into Retention Agreements with its then Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs. On February 6, 2020, the Company entered into amendments to the Retention Agreements to extend the term of the change of control period from August 6, 2020 until August 6, 2025. Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control that takes place prior to August 6, 2025. On June 10, 2020, the Company entered into a Retention Payment Agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions. The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs. We believe that the retention of key executives is essential to and in our and our stockholders’ best interests.

Compensation Risk Management. The Compensation Committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Effective January 6, 2020, Mr. Van Nieuwenhuyse receives an annual salary of $350,000. None of our other officers has received cash compensation since the founding of the Company. The Compensation Committee believes that our compensation program appropriately balances risk and the desire to focus executives on specific goals important to the Company’s success, and that it does not encourage unnecessary or excessive risk taking. In addition, the Compensation Committee believes that our compensation program provides an appropriate balance between the goals of increasing the price of our Common Stock and avoiding risks that could threaten our growth and stability.

Other Compensation Arrangements. Mr. Juneau was appointed the President and Chief Executive Officer of the Company in August 2012 and in April 2013, Mr. Juneau was elected Chairman of our Board. He served in this role until January 2020, when he became the Company's Executive Chairman, and Mr. Van Nieuwenhuyse became the President and Chief Executive Officer.  Mr. Juneau is the sole manager of the general partner of JEX which has entered into a number of agreements and arrangements with the Company, including the Management Services Agreement. These agreements and arrangements are described under “Certain Relationships and Related Transactions” and have been approved by the Audit Committee of the Company.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth certain information concerning compensation of the principal executive officer (“PEO”), and up to two of the most highly compensated executive officers (other than the PEO) who earned at least $100,000 for the fiscal year ended June 30, 2020 (collectively, the “Named Executive Officers”).  Effective January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company, replacing Brad Juneau. Mr. Van Nieuwenhuyse performs the functions of the Company’s PEO effective January 6, 2020. Mr. Juneau performed the functions of the Company’s PEO through January 5, 2020, and continues to be active in the Company as Executive Chairman.

			Restricted
			Stock	Option	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Total
Name and Principal Position(s)	Year	($)(1)	($) (3)	($) (3)	($) (2)	($)
Brad Juneau	2020	-	894,011	-	-	894,011
Executive Chairman	2019	-	858,432	-	-	858,432
	2018	-	876,878	-	-	876,878

Rick Van Nieuwenhuyse	2020	175,000	283,607	178,911	-	637,518
President and Chief Executive Officer

Leah Gaines	2020	-	316,464	-	-	316,464
Vice President, Chief Financial	2019	-	297,229	-	-	297,229
Officer, Treasurer and Secretary	2018	-	200,455	-	-	200,455

(1)	Mr. Van Nieuwenhuyse’s base salary for fiscal year ended June 30, 2020 was prorated based on the January 6, 2020 effective date of his appointment as President and Chief Executive Officer.

(2)

The Company did not have non-equity incentive plan compensation, have a deferred compensation program, or pay any other form of compensation to its Named Executive Officers in fiscal years 2020, 2019 or 2018. Ms. Gaines provides her services to the Company through a management agreement with JEX.

(3)

These amounts do not reflect compensation actually received by the Named Executive Officer. The amounts shown represent expense recognized in the 2020, 2019 and 2018 Consolidated Financial Statements of the Company that relate to restricted stock and stock option awards, excluding any assumption for future forfeitures. The assumptions used to calculate the expense amounts shown for restricted stock and stock options granted are set forth in Note 9 to the 2020 Consolidated Financial Statements included in our Annual Report.

The Summary Compensation Table should be read in conjunction with the preceding “Compensation Discussion and Analysis,” which provides detailed information regarding our compensation philosophy and objectives.

Grants of Plan-Based Awards Table

The following table sets forth certain information concerning each grant of an award made to the Named Executive Officers during the fiscal year ended June 30, 2020.

	Restricted Shares of Common Stock
Name	Number Granted	Date Granted	Issue Price
Brad Juneau(1)	60,000	November 13, 2019	$14.25
Rick Van Nieuwenhuyse(2)	75,000	January 9, 2020	$16.00
Leah Gaines (1)	5,000	November 13, 2019	$14.25

(1)	The restricted stock vests in January 2021.

(2)	The restricted stock vests in two equal annual installments on January 6, 2021 and January 6, 2022.

Potential Payments Upon Termination or a Change in Control

In December 2013, the Company amended its Incentive Stock Option Agreements with its executives and non-employee directors to include automatic vesting of stock options upon a Change of Control (as defined in the Equity Plan) of the Company. These terms are intended to encourage the executives and directors to remain with the Company through a strategic transaction while reducing employee uncertainty and distraction in the period leading up to any such event.

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

The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100% of his annual base salary if all performance goals are met, and up to 200% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50% in cash and 50% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200% of his annual base salary, payable in cash, shares of common stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

Outstanding Equity Awards at Fiscal Year-End Table

The following tables set forth certain information concerning outstanding equity awards for each Named Executive Officer as of June 30, 2020:

	Restricted Shares of Common Stock

			Equity incentive	Equity incentive
Name	Stock Awards Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	plan awards: Number of unearned shares, units or other rights that have not vested (#)	plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brad Juneau(1)	110,000	1,155,000	—	—

Rick Van Nieuwenhuyse(1)	75,000	787,500	—	—

Leah Gaines(1)	47,083	494,372	—	—

(1)	The restricted stock vests in January 2021 and January 2022.

(2)

The values contained in this column were calculated by multiplying the number of shares by $10.50, which was the closing price of the Company’s common stock on the last trading day of the fiscal year ended June 30, 2020.

Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date

Brad Juneau	-	-	-	-

Rick Van Nieuwenhuyse		100,000	14.50	January 2025

Leah Gaines	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth certain information concerning vesting of restricted stock for each Named Executive Officer during the fiscal year ended June 30, 2020:

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Brad Juneau(2)	50,000	725,000

Rick Van Nieuwenhuyse	-	-

Leah Gaines(2)	15,000	217,500

(1)	The value realized on vesting is the closing market price of the Common Stock on the date of vesting, multiplied by the number of shares vested.

(2)	The restricted stock vested on January 1, 2020 with a closing market price of $14.50.

Equity Compensation Plans and Other Compensation Arrangements

The following table sets forth certain information as of June 30, 2020 concerning our Common Stock that may be issued upon the exercise of stock options and warrants.

Plan Category (a)	Number of Securities to be issued upon exercise of outstanding options (b)	Weighted-average exercise price of outstanding options (c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (b)) (d)

2010 Equity Compensation Plan – approved by security holders	100,000	$14.50	466,760

Equity compensation plans not approved by security holders	—	—	—

Under the Equity Plan, the Compensation Committee can grant stock options, restricted stock awards stock appreciation rights or other stock-based awards to executives, consultants or non-executive directors of the Company. Pursuant to the terms of the Equity Plan, 2,000,000 shares of unissued Common Stock are authorized and reserved for issue under nonqualified stock options, incentive stock options and restricted stock grants.

Options may be granted to executives, consultants and non-executives directors. Incentive stock options may be granted only to executives of the Company or its subsidiaries. Non-qualified stock options may be granted to executives, consultants or non-executive directors. The Compensation Committee shall determine the term of options granted to participants under the Equity Plan but, in any event, all options must be exercised no later than ten years from the issue date. All options may only be exercised while a participant is employed as an employee or providing services as a consultant or non-employee director. Restricted stock may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the Compensation Committee and specified in the award agreement granting the restricted stock.

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

Compensation of Directors. None of the independent directors have received cash compensation since the founding of the Company. During the fiscal year ended June 30, 2020, each outside director of the Company received 30,000 shares of restricted Common Stock that vest in January 2022. There were no other payments for meetings attended or service as chair of a committee. Compensation of directors is determined by Mr. Van Nieuwenhuyse, Mr. Juneau, and the independent directors. Directors who are also executives of the Company do not receive compensation for serving as a director or as a member of a committee of the Board. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with serving as a member of the Board.

Director Compensation Table. The following table sets forth the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2020:

		Stock	Option	All other
	Fees or paid	Awards	Awards	compensation
Name (1)	in cash ($)	($) (2)	($) (3)	($) (4)	Total ($)
Joseph S. Compofelice	—	465,306	—	—	465,306
Joseph G. Greenberg	—	465,306	—	—	465,306
Richard A. Shortz	—	465,306	—	—	465,306

(1)

Rick Van Nieuwenhuyse, the Company's President and Chief Executive officer, and Brad Juneau, the Company’s Executive Chairman, are not included in this table as they are executives of the Company and the compensation they receive as executives of the Company is shown in the Summary Compensation Table.

(2)

The amounts shown represent expense recognized in the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2020 (“2020 Consolidated Financial Statements”) related to restricted stock awards granted to non-executive directors, excluding any assumptions for future forfeitures. There were no actual forfeitures of non-executive director restricted stock awards in fiscal year 2020. These restricted stock awards were granted in November 2016, November 2017, November 2018, December 2018, and November 2019.   Of the restricted stock awards granted in November 2016, all of the shares will vest in January 2021.  Of the restricted stock awards granted in November 2017, all of the shares vested in January 2020.  Of the restricted stock awards granted in November 2018 and December 2018, all of the shares will vest in January 2021. Of the restricted stock granted in November 2019, all of the shares will vest January 2022.

(3)	No option awards were granted to non-executive directors during fiscal years 2018, 2019 or 2020.

(4)

The Company did not pay a cash stipend, have non-equity incentive plan compensation, have any type of deferred compensation program, or pay any other form of compensation to its directors in fiscal year 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership of our Common Stock as of October 28, 2020 by (i) each person known by us to beneficially own 5% or more of our outstanding shares of Common Stock, (ii) each of our non-executive nominee directors, (iii) our executive officers, and (iv) our executive officers and nominee directors taken together as a group. Unless otherwise indicated, each person named in the following table has the sole power to vote and dispose of the shares listed next to his name.

Our 5% Stockholders

To the Company’s knowledge, the following stockholders beneficially owned more than 5% of our outstanding shares of Common Stock, as set forth below, as of October 28, 2020:

		Amount of Beneficial	Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Common Stock	Kenneth R. Peak Marital Trust (3)	788,102	13.1%
Common Stock	Scott J. Reiman, Hexagon, LLC, and Labyrinth Enterprises, LLC (4)	737,756	12.3%
Common Stock	Brad Juneau (5)	588,026	9.8%
Common Stock	Henry Gordon, Kelclay, and Strata Resources Inc. (6)	458,626	7.7%

 Directors and Executive Officers

		Amount of Beneficial	Percent
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)	of Class

Directors Who Are Not Executives
Common Stock	Joseph S. Compofelice	205,376	3.4%
Common Stock	Joseph G. Greenberg	204,082	3.4%
Common Stock	Richard A. Shortz	112,250	1.9%

Executive Officers
Common Stock	Brad Juneau (5)	588,026	9.8%
Common Stock	Rick Van Nieuwenhuyse	150,472	2.5%
Common Stock	Leah Gaines	73,404	1.2%

Directors and Officers Combined
Common Stock	All current directors and executive officers as a group (6 persons)	1,333,610	22.2%

(1)	Unless otherwise noted, the address of the members of the Board and our executive officers is 3700 Buffalo Speedway, Suite 925, Houston, Texas 77098.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 28, 2020 are deemed outstanding. Applicable percentages are based on 5,994,667 shares outstanding on October 28, 2020, adjusted as required by the rules. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(3)

Based upon information contained on Schedule 13D filed with the SEC on May 11, 2017, the Kenneth R. Peak Marital Trust has sole voting and dispositive power over 788,102 shares of Common Stock. The address of the Kenneth R. Peak Marital Trust is 2 Longfellow Lane, Houston, TX 77005.

(4)

Based upon information contained in Amendment No. 1 on Schedule 13D/A, filed with the SEC on December 15, 2017, (i) Hexagon LLC has shared voting and dispositive power over 567,670 shares of Common Stock, (ii) Labyrinth Enterprises, LLC has shared voting and dispositive power over 94,614 shares of Common Stock and (iii) Scott J. Reiman has sole voting and dispositive power over 662,284 shares of Common Stock.  The address of Hexagon LLC, Labyrinth Enterprises, LLC and Mr. Reiman is 1550 Market Street, Suite 450 Denver, CO 80202.

(5)	Includes shares owned by Juneau Exploration and J5D Enterprises, which are controlled by Brad Juneau.

(6)	Henry Gordon’s address is 288 Clayton St., Denver, CO 80206.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Private Placement

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of Common Stock, in a private placement to certain purchasers who are accredited investors. The shares of Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million.  The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock for total consideration of $1.0 million, on the same terms and conditions as all other purchasers.

Royalty Agreements

On September 30, 2020, in a series of related transactions, Kinross, through its wholly owned subsidiary, acquired all of the interest in the Joint Venture Company held by Royal Gold, Inc. (“Royal Gold”) and an additional 30% of the membership interest in the Joint Venture Company held by the Company.  The Company, through its wholly owned subsidiary, currently holds a 30% interest in the Joint Venture Company, with Kinross holding a 70% interest in the Joint Venture Company and serving as the manager and operator of the Joint Venture Company.  Prior to and in connection with the transactions, on September 29, 2020, Contango Minerals, LLC, a wholly owned subsidiary of the Company (“Contango Minerals”), entered into an Omnibus Second Amendment and Restatement of Royalty Deeds (the “Contango Minerals Royalty Agreement”) with Royal Gold. Under the terms of the Contango Minerals Royalty Agreement, in addition to certain existing 2% royalties (the “2% Royalties”) and 3% royalties in favor of Royal Gold on the Alaska State mining claims, Contango Minerals granted an additional 1% net smelter returns royalty on those Alaska State mining claims that were already subject to the 2% Royalties, increasing the royalty rate on those Alaska State mining claims to 3%. These Alaska state mining claims were transferred to Contango Minerals as part of the transactions with Kinross, but Royal Gold retained the 3% royalty. As a result of the Contango Minerals Royalty Agreement, Contango Minerals will be obligated to pay Royal Gold a 3% net smelter returns royalty on all properties subject to the Contango Minerals Royalty Agreement, subject to the terms and conditions of the Contango Minerals Royalty Agreement.

In addition, on September 29, 2020 the Joint Venture Company entered into an Omnibus Second Amendment and Restatement of Royalty Deeds and Grant of Additional Royalty (the “JV Royalty Agreement”) with Royal Gold. Pursuant to the JV Royalty Agreement, in addition to Royal Gold’s existing  3% net smelter returns royalty interest over property defined as the “Tetlin Lease”, the Joint Venture Company (i) granted to Royal Gold a 28% net smelter returns royalty interest on all silver produced from a defined area within the Tetlin Lease and (ii) transferred to Royal Gold the additional 1% net smelter returns royalty that it had retained on the Alaska State mining properties which were transferred to Contango Minerals, all subject to the terms of the JV Royalty Agreement.

The Company will be required to fund any royalty payments the Joint Venture Company is obligated to make to Royal Gold under the JV Royalty Agreement in proportion to its membership interests in the Joint Venture Company. The Company’s proportionate share of the additional royalty granted to Royal Gold pursuant to the JV Royalty Agreement has been partially offset by a cash payment of $1.2 million to the Company, designated as a prepayment by Kinross of the Company’s estimated proportionate share of the additional silver royalty, in proportion to Company’s membership interest in the Joint Venture Company after the consummation of the transactions described above.

Immediately prior to the consummation of the transactions, Royal Gold held 809,744 shares of Common Stock, representing approximately 11.9% of the issued and outstanding shares of Common Stock immediately prior to the transactions. On September 30, 2020, Royal Gold filed with the SEC an Amendment no. 5 to its statement on Schedule 13D, reporting ownership of 0 shares of Common Stock.

Amended and Restated Management Services Agreement

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

Related Person Transaction Policies and Procedures

The Company has instituted written policies and procedures for the review, approval and ratification of “related person” transactions as defined under SEC rules and regulations. Our Audit Committee Charter requires management to inform the Audit Committee of all related person transactions. Examples of the type of transactions the Audit Committee reviews include payments made by the Company directly to a related person (other than in his or her capacity as a director or employee), or to an entity in which the related person serves as an officer, director, employee or owner, and any other transaction where a potential conflict of interest exists. In order to identify any such transactions, among other measures, the Company requires its directors and officers to complete questionnaires identifying transactions with any company in which the officer or director or their family members may have an interest. In addition, our Code of Ethics requires that the Audit Committee review and approve any related person transaction before it is consummated. The Audit Committee of the Company has reviewed and approved all agreements and arrangements described above in “Certain Relationships and Related Transactions.”

Director Independence

As discussed, above, although the Company is not subject to the NYSE listing requirements, the Company evaluates the independence of its directors using the NYSE listing standards.  After reviewing the qualifications of our current directors and nominees, and any relationships they may have with the Company that might affect their independence, the Board has determined that each director and nominee, other than Mr. Van Nieuwenhuyse and Mr. Juneau, is “independent” as that concept is defined by the listing standards of the NYSE and the applicable rules of the SEC. Mr. Van Nieuwenhuyse and Mr. Juneau are executive officers of the Company and, therefore, the Board has concluded that they are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

Moss Adams LLP (“Moss Adams”), our independent registered public accounting firm, audited our consolidated financial statements for fiscal year ending June 30, 2020. Moss Adams has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2020 and 2019 annual financial statements, reviews of quarterly financial statements, and other documents filed with the SEC and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

Audit Fees

Aggregate fees for professional services rendered to us by Moss Adams, the Company’s independent public accountants, for the fiscal years ended June 30, 2020 and 2019, were:

	Year Ended June 30,
Category of Service	2020	2019
Audit Fees - Moss Adams	$75,075	$70,785
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$75,075	$70,785

The Audit Fees for the years ended June 30, 2020 and 2019 were for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended June 30, 2020 and 2019, issuance of consents, quarterly reviews and assistance with and review of documents filed with the SEC.

There are no other fees for services rendered to us by Moss Adams. Moss Adams did not provide to us any financial information systems design or implementation services during fiscal years ended June 30, 2020 or June 30, 2019.

Audit Committee Pre-Approval Policies and Procedures

All of the 2020 audit services provided by Moss Adams were approved by the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits.

The following exhibits are filed as part of Part IV.

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.
/s/ RICK VAN NIEUWENHUYSE	/s/ LEAH GAINES
Rick Van Nieuwenhuyse President Chief Executive Officer and Director (Principal Executive Officer)	Leah Gaines Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and Director	October 28, 2020
Rick Van Nieuwenhuyse	(Principal Executive Officer)

/s/ Leah Gaines	Vice President, Chief Financial Officer, Chief	October 28, 2020
Leah Gaines	Accounting Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Executive Chairman and Director	October 28, 2020
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	October 28, 2020
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	October 28, 2020
JOSEPH G. GREENBERG

/s/ RICHARD SHORTZ	Director	October 28, 2020
RICHARD SHORTZ