Form 10-Q
period 2020-09-30
Contango ORE, Inc.
filed 2020-11-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 13, 2020 was 5,994,667.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 Item 1 - Financial Statements

	September 30, 2020 (Unaudited)	June 30, 2020
ASSETS

CURRENT ASSETS:
Cash	$36,389,609	$3,011,918
Prepaid expenses and other	172,519	72,244
Total current assets	36,562,128	3,084,162

TOTAL ASSETS	$36,562,128	$3,084,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,859,013	$83,158
Accrued liabilities	43,974	1,006,237
Income tax payable	2,406,826	—
Total current liabilities	4,309,813	1,089,395

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	—
Total non-current liabilities	1,200,000	—

TOTAL LIABILITIES	5,509,813	1,089,395

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 30,000,000 shares authorized; 5,994,667 shares issued and outstanding at September 30, 2020; 6,590,113 shares issued and 6,557,239 outstanding at June 30, 2020	59,947	65,901
Additional paid-in capital	56,446,454	61,302,249
Treasury stock at cost (0 shares at September 30, 2020; and 32,874 at June 30, 2020)	—	(476,672)
Accumulated deficit	(25,454,086)	(58,896,711)
TOTAL SHAREHOLDERS’ EQUITY	31,052,315	1,994,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,562,128	$3,084,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
EXPENSES:
Exploration expense	$(20,828)	$—
General and administrative expense	(3,524,992)	(990,990)
Total expenses	(3,545,820)	(990,990)

OTHER INCOME/(EXPENSE):
Interest income	214	39,656
Loss from equity investment in Peak Gold, LLC (Note 4)	(247,800)	(900,000)
Gain on sale of a portion of the equity investment in Peak Gold, LLC	39,642,857	—
Total other income/(expense)	39,395,271	(860,344)

INCOME/(LOSS) BEFORE TAXES	35,849,451	(1,851,334)
Income tax expense	(2,406,826)	—
NET INCOME/(LOSS)	$33,442,625	$(1,851,334)

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$5.09	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,576,049	6,357,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$33,442,625	$(1,851,334)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	892,158	740,442
Loss from equity investment in Peak Gold, LLC	247,800	900,000
Gain on sale of a portion of the equity investment in Peak Gold, LLC	(39,642,857)	—
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other	(100,275)	132,750
Increase/(decrease) in accounts payable and accrued liabilities	813,592	(12,165)
Increase in income taxes payable	2,406,826	—
Increase in advance royalty reimbursement	1,200,000	—
Net cash used in operating activities	(740,131)	(90,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(247,800)	(900,000)
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	31,200,000	—
Net cash provided/(used) by investing activities	30,952,200	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from capital raise, net	3,165,622	—
Net cash provided by financing activities	3,165,622	—

NET INCREASE/(DECREASE) IN CASH	33,377,691	(990,307)
CASH, BEGINNING OF PERIOD	3,011,918	8,600,658
CASH, END OF PERIOD	$36,389,609	$7,610,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	892,158	—	—	892,158
Issuance of common stock	214,298	2,143	2,796,189	476,672		3,275,004
Cost of common stock issuance			(109,382)	—	—	(109,382)
Shares received from the partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)		—	(8,442,457)
Net income for the period	—	—	—	—	33,442,625	33,442,625
Balance at September 30, 2020	5,994,667	$59,947	$56,446,454	$—	$(25,454,086)	$31,052,315

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$(49,656,670)	$8,342,564
Stock-based compensation	—	—	740,442	—	740,442
Net loss for the period	—	—	—	(1,851,334)	(1,851,334)
Balance at September 30, 2019	6,357,113	$63,571	$58,676,105	$(51,508,004)	$7,231,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold ore and associated minerals in Alaska through a 30.0% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres for exploration and development and through its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately leases approximately 168,000 acres for exploration.

The Company is in an exploration stage. The Company’s fiscal year end is June 30.

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Joint Venture Company. The Company contributed a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Tribal Council”); and state of Alaska mining claims near Tok, Alaska (together with other property, the “Peak Gold Joint Venture Property”), and Royal Gold made an initial investment into the Joint Venture Company of $5 million. By September 29, 2020, Royal Gold had contributed approximately $37.1 million to the Joint Venture Company and earned a cumulative economic interest of 40.0%.  The proceeds from the investments were used for exploration of the Peak Gold Joint Venture Property. Royal Gold served as the manager of the Joint Venture Company and managed, directed, and controlled operations of the Joint Venture Company until the Kinross Transactions.

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc., a Delaware corporation (formerly known as Skip Sub, Inc.) (“KG Mining”) and an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Joint Venture Company, to KG Mining (the “CORE Transactions”). Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The CORE Transactions closed on September 30, 2020. In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (discussed below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Joint Venture Company.

 Concurrently with the closing of the CORE Transactions, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Joint Venture Company and (ii) 809,744 shares of Common Stock held by Royal Gold (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  After the consummation of the Kinross Transactions, CORE Alaska retained a 30.0%  membership interest in the Joint Venture Company. KG Mining now holds a 70.0% membership interest in the Joint Venture Company and serves as the manager and operator of the Joint Venture Company. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Joint Venture Company (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Joint Venture Company to further develop and produce from its properties (see Note 13 - Subsequent Events).

Prior to the Kinross Transactions, the Joint Venture Company, the Company, Contango Minerals, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals and contributed approximately 168,000 acres of Alaska State mining claims to it, subject to the Option Agreement (defined below) and a 1.0% net smelter returns royalty interest on certain of the contributed Alaska state mining claims. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting to Royal Gold a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and also transferring the additional 1.0% net smelter returns royalty on the contributed Alaska state mining claims to Royal Gold and (ii) assigning 100% of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

In connection with the Separation Agreement, the Joint Venture Company and Contango Minerals entered into an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.

Subject to the conditions in the Option Agreement, the Joint Venture Company may exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Joint Venture Company’s option to purchase the Alaska state mining claims from the Company expires and is of no further force and effect upon the earlier of (i) 18 months after the date of the Option Agreement, or (ii) the termination of the Option Agreement pursuant to its terms. The Option Agreement may be terminated (a) by the Joint Venture Company at any time upon written notice to Contango Minerals, (b) if the Joint Venture Company fails to timely pay or reimburse Contango Minerals for certain fees, including taxes and certain other fees necessary to maintain the Alaska state mining claims in good standing under applicable laws, or (c) in the event the Alaska state mining claims are subject to a condemnation under eminent domain.

The Company has been involved in the exploration on the Peak Gold Joint Venture Property for ten years, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects.  The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for the Peak Gold Joint Venture Property.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. Through September 30, 2020, the spread of this virus and government responses have caused business disruption and is adversely affecting many industries.  The Company and the Joint Venture Company are continuing to monitor the situation and taking reasonable steps to keep their respective business premises, properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID-19.  Due to the effects of COVID-19 and for the safety of the Joint Venture Company’s field personnel and the surrounding community, the Management Committee of the Joint Venture Company temporarily postponed new exploration.   As of September 30, 2020, the Company had funded a total of $1.3 million to the Joint Venture Company for its portion of the calendar year 2020 budget, which was used primarily for the care and maintenance of the Peak Gold Joint Venture Property.  The Joint Venture Company anticipates cash needs of approximately $3.6 million in last calendar quarter of 2020 primarily related to drilling and testing, environmental work, engineering studies, and other items, of which the Company will be obligated to contribute $1.1 million.

The Company’s 30.0% membership interest in the Joint Venture Company, its ownership of Contango Minerals and cash on hand constitute substantially all of the Company’s assets. The Company has no borrowings.

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2020. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company which is accounted for under the equity method. The Company held a 30.0% membership interest in the Joint Venture Company on September 30, 2020 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore the Company’s investment in the Joint Venture Company as of September 30, 2020 and June 30, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Fair Value Measurement. Accounting guidelines for measuring fair value establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.

The three levels are defined as follows:

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for which there are little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

The Company received 809,744 shares of its common stock as part of the consideration received for sale of a portion of its membership interest in the Joint Venture Company (See Note 8 for further discussion of the sale transaction with KG Mining). The value assigned to the Company’s remaining 30.0% membership interest in the Joint Venture Company was determined using unobservable data and was a significant component used to determine the value of the shares. Due to the significance of the unobservable data used, the valuation of the shares were classified as a level 3 valuation.

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

           4. Investment in the Joint Venture Company

The Company initially recorded its investment at the historical book value of the assets contributed to the Joint Venture Company, which was approximately $1.4 million. As of September 30, 2020, the Company has contributed approximately $12.1 million to the Joint Venture Company.  KG Mining acquired 70% of the Joint Venture on September 30, 2020 in connection with the Kinross Transactions.  As of September 30, 2020, the Company held a 30.0% membership interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to September 30, 2020:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	247,800
Loss from equity investment in Peak Gold, LLC	(247,800)
Investment balance at September 30, 2020	$—

The following table presents the condensed unaudited balance sheet for the Joint Venture Company as of September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
ASSETS
Cash and cash equivalents	$34,716	$492,631
Mineral properties	1,433,886	1,433,886
Other assets	174,334	181,874
TOTAL ASSETS	$1,642,936	$2,108,391

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and other liabilities	$32,684	$320,091
TOTAL LIABILITIES	32,684	320,091
MEMBERS’ EQUITY	1,610,252	1,788,300
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,642,936	$2,108,391

    The Company’s share of the Joint Venture Company’s results of operations for the three months ended September 30, 2020 was a loss of approximately $0.4 million.  The Company’s share in the results of operations for the three months ended September 30, 2019 was a loss of approximately $1.7 million.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  September 30, 2020 and June 30, 2020, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $35.1 million and $34.7 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $12.1 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  each September 30, 2020 and June 30, 2020. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage membership interest in the Joint Venture Company in order to maintain its ownership in the Joint Venture Company and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $12.1 million as of September 30, 2020. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to September 30, 2020 are approximately $23.0 million. The following table presents the condensed unaudited results of operations for the Joint Venture Company for the three month period ended September 30, 2020 and 2019, and for the period from inception through September 30, 2020:

	Three Months Ended	Three Months Ended	Period from Inception January 8, 2015 to
	September 30, 2020	September 30, 2019	September 30, 2020
EXPENSES:
Exploration expense	$299,127	$2,140,932	$38,378,445
General and administrative	291,921	616,542	9,272,079
Total expenses	591,048	2,757,474	47,650,524
NET LOSS	$591,048	$2,757,474	$47,650,524

5. Prepaid Expenses and other

  The Company has prepaid expenses of $172,519 and $72,244 as of September 30, 2020 and June 30, 2020, respectively. Prepaid expenses primarily relate to prepaid insurance and management fees.

6. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net loss per share of Common Stock is presented below:

	Three Months Ended September 30,
	2020			2019
	Net Income	Weighted Average Shares	Income Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$33,442,625	6,576,049	$5.09	$(1,851,334)	6,357,113	$(0.29)
Diluted Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$33,442,625	6,576,049	$5.09	$(1,851,334)	6,357,113	$(0.29)

 Options to purchase 100,000 shares of Common Stock of the Company were outstanding as of September 30, 2020 and June 30, 2020 respectively.  The 100,000 options were not included in the computation of diluted earnings per share for the applicable fiscal year, due to their being out of the money for the period ended September 30, 2020.  There were no options or warrants outstanding as of September 30, 2019.

7. Shareholders’ Equity

The Company’s authorized capital stock consists of 30,000,000 shares of Common Stock and 15,000,000 shares of preferred stock. As of September 30, 2020, we had 5,994,667 shares of Common Stock outstanding, including 534,666 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 Private Placement as described below and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of September 30, 2020, we also had outstanding options to purchase 100,000 shares of Common Stock of the Company.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2021 and January 2022.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of Common Stock, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. Of the total 247,172 shares issued, 32,874 were issued from Company's treasury account.  The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding the Joint Venture Company and Contango Minerals. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $50,000 in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 shares of Common Stock of the Company in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is now 2.2%. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

 Rights Plan Termination and Rights Agreement

On December 19, 2012, the Company adopted a Rights Plan, which was amended on March 21, 2013, September 29, 2014, December 18, 2014, November 11, 2015, April 22, 2018, and November 20, 2019.  The Board adopted an amendment to accelerate the expiration date of its prior stockholder rights agreement to September 23, 2020, such that, at the close of business on September 23, 2020, the purchase rights thereunder expired and the prior stockholder rights agreement was no longer in force and effect.  On September 23, 2020, the Company adopted a limited duration stockholder rights agreement (the “Rights Agreement”) to replace the Company’s prior stockholder Rights Plan, which has been terminated.

Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each share of the Company’s Common Stock, par value $0.01 per share, of the Company, held of record as of October 5, 2020. The Rights Agreement has a one-year duration, expiring on September 22, 2021.  The Rights will trade with the Company’s Common Stock and no separate Rights certificates will be issued, unless and until the Rights become exercisable. In general, the Rights will become exercisable only if a person or group acquires beneficial ownership of 18.0% (or 20.0% for certain passive investors) or more of the Company’s outstanding Common Stock or announces a tender or exchange offer that would result in beneficial ownership of 18.0% (or 20.0% for certain passive investors) or more of Common Stock. Each Right will entitle the holder to buy one one-thousandth (1/1000) of a share of a series of junior preferred stock at an exercise price of $100.00 per Right, subject to anti-dilution adjustments.

8. Sales Transaction with KG Mining

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining, entered into the CORE Purchase Agreement pursuant to which CORE Alaska sold a 30.0% membership interest in the Joint Venture Company, to KG Mining. The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of Common Stock. The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Joint Venture Company.

Concurrently with the Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC , which held a 40.0% membership interest in the Joint Venture Company and (ii) 809,744 shares of Common Stock held by Royal Gold.  After the consummation of the Kinross Transactions, CORE Alaska retains a 30.0% membership interest in the Joint Venture Company. KG Mining now holds a 70.0%  membership interest in the Joint Venture Company and serves as the manager and operator of the Joint Venture Company. KG Mining and CORE Alaska entered into the A&R JV LLCA on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Joint Venture Company to further develop and produce from its properties (see Note 13 - Subsequent Events).

The Company recorded the $32.4 million cash proceeds and the 809,744 shares of common stock, received from the CORE transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the common stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the transaction in total less the cash proceeds.  The total value of the transaction was equated to the value of the Company's 30.0% ownership in the Joint Venture Company, post the 30.0% membership interest transferred to KG Mining.  The common stock consideration received in the CORE transactions is classified within Level 3 of the fair value hierarchy referenced in Note 3 - Summary of Significant Accounting Policies.  As of the date of the transaction, the Company's investment in the Joint Venture Company had a zero balance, therefore the $39.6 million gain approximates the full fair value of the JV Interest surrendered in the CORE Transactions.

The Company recorded a non-current liability totaling $1.2 million associated with the cash received for the reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay Royal Gold.  The liability arises because pursuant to Article IV of the A&R JV LLCA, if the Joint Venture Company terminates, or the Company’s membership interest falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

Prior to the Kinross Transactions, the Joint Venture Company, Contango Minerals, the Company, CORE Alaska, Royal Gold and Royal Alaska entered into the Separation Agreement. Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals, and contributed approximately 168,000 acres of Alaska State mining claims to it, subject to the Option Agreement (defined below), and retained an additional 1.0% net smelter returns royalty interest on certain of the contributed Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting to Royal Gold a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and also transferring the additional 1.0% net smelter returns royalty described above on the contributed Alaska state mining claims to Royal Gold and (ii) assigning one hundred percent (100%) of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

The distribution of the Alaska state mining claims to Contango Minerals meets the definition of a non-reciprocal nonmonetary transfer as defined in ASC 845 and would generally be recorded at fair value to the extent fair value is determinable. However, to date, the Joint Venture Company's gold exploration has concentrated on the Tetlin Lease (which was retained by the Joint Venture Company), with only a limited amount of work performed on the state of Alaska mining claims. The Company has concluded, that the fair value of the state claims is not determinable within reasonable limits, and therefore has recorded the distribution at historical book value.  The Joint Venture Company’s historical book value associated with the Alaska state mining claims is zero as of the date of the transaction because the costs associated with exploration performed on these claims were expensed when incurred.  Therefore, the Company's balance sheet has a net book value of zero for these claims as of the date of the Transactions.

In connection with the Separation Agreement, the Joint Venture Company and Contango Minerals entered into the Option Agreement. Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  The signing of the option agreement did not result in any accounting implications for the Company.

Prior to the Transactions, the Joint Venture Company was a variable interest entity as defined by FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company was not the primary beneficiary since it did not have the power to direct the activities of the Joint Venture Company. The Company’s ownership interest in the Joint Venture Company has therefore historically applied the equity method of accounting for its investment.  After the Kinross Transactions, the Company retained a 30.0% membership interest in the Joint Venture Company.  The Company continues to have significant influence in the Joint Venture Company pursuant to its right to designate one of the three seats on the Management Committee.  Therefore, the Company will continue to account for its investment in the Joint Venture Company under the equity method.

        9. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and serves as the Company's Executive Chairman effective January 6, 2020, is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On November 20, 2019, the Company entered into an Amended and Restated Management Services Agreement (the “A&R MSA”), with JEX, which amends and restates the Management Services Agreement between the Company and JEX dated as of October 1, 2016. Pursuant to the A&R MSA, JEX will continue, subject to the direction of the board of directors of the Company, to manage the business and affairs of the Company and its interest in the Joint Venture Company. The services provided to the Company by JEX include corporate finance, accounting, budget, reporting, risk management, operations and stockholder relation functions of the Company. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $47,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company.   No part of the fee payable to JEX pursuant to the A&R MSA is allocated for compensation of Brad Juneau who is compensated separately as determined by the independent directors of the Company.  In addition, executives of JEX may be granted restricted stock, stock options or other forms of compensation by the independent directors of the Company.  The amount of time and expertise required to effectively manage and administer the business and affairs of the Company will continue to be monitored by the board of directors of the Company for necessary adjustments or modifications depending upon the amount of time required to be spent on the business and affairs of the Company by the executives and the progress of the Joint Venture Company in its exploratory programs in Alaska.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s Common Stock, in a private placement to certain purchasers who are accredited investors. Of the total 247,172 shares issued, 32,874 were issued from Company's treasury account.  The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is 2.2%. Petrie acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

On September 30, 2020, in a series of related transactions, Kinross, through its wholly owned subsidiary, acquired all of the interest in the Joint Venture Company held by Royal Gold and an additional 30.0% membership interest in the Joint Venture Company held by the Company.  The Company, through its wholly owned subsidiary, retained a 30.0% membership interest in the Joint Venture Company, with Kinross acquiring a 70.0% membership interest in the Joint Venture Company and becoming as the manager and operator of the Joint Venture Company.  Prior to and in connection with the Kinross Transactions, on September 29, 2020, Contango Minerals entered into an Omnibus Second Amendment and Restatement of Royalty Deeds (the “Contango Minerals Royalty Agreement”) with Royal Gold. Under the terms of the Contango Minerals Royalty Agreement, in addition to certain existing 2.0% royalties (the “2% Royalties”) and 3.0% royalties in favor of Royal Gold on the Alaska State mining claims, Contango Minerals granted an additional 1% net smelter returns royalty on those Alaska State mining claims that were already subject to the 2% Royalties, increasing the royalty rate on those Alaska State mining claims to 3.0%. These Alaska state mining claims were transferred to Contango Minerals as part of the transactions with Kinross, with Royal Gold retaining the 3.0% royalty. As a result of the Contango Minerals Royalty Agreement, Contango Minerals will be obligated to pay Royal Gold a 3.0% net smelter returns royalty on all properties subject to the Contango Minerals Royalty Agreement, subject to the terms and conditions of that agreement.

In addition, on September 29, 2020, the Joint Venture Company entered into an Omnibus Second Amendment and Restatement of Royalty Deeds and Grant of Additional Royalty (the “JV Royalty Agreement”) with Royal Gold. Pursuant to the JV Royalty Agreement,  the Joint Venture Company (i) granted to Royal Gold a 28.0% net smelter returns royalty interest on all silver produced from a defined area within the Tetlin Lease and (ii) transferred to Royal Gold the additional 1.0% net smelter returns royalty that it had retained on the Alaska State mining properties which were contributed to Contango Minerals, all subject to the terms of the JV Royalty Agreement.

The Company will be required to fund any royalty payments the Joint Venture Company is obligated to make to Royal Gold under the JV Royalty Agreement in proportion to its membership interests in the Joint Venture Company. The Company’s proportionate share of the additional royalty granted to Royal Gold pursuant to the JV Royalty Agreement has been partially offset by a cash payment of $1.2 million to the Company, designated as a reimbursement prepayment by Kinross for the Company’s estimated proportionate share of the additional silver royalty, in proportion to Company’s membership interest in the Joint Venture Company after the consummation of the transactions described above.

On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding Common Stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018, October 4, 2018, January 22, 2019, August 2, 2019, and September 30, 2020.  Immediately prior to the consummation of the transactions, Royal Gold held 809,744 shares of Common Stock, representing approximately 11.9% of the issued and outstanding shares of Common Stock immediately prior to the transactions. As of September 30, 2020 Royal Gold reported beneficial ownership of approximately 0.0% of the Company’s outstanding Common Stock.  Royal Gold sold all of the Common Stock it owned to KG Mining as a part of the Royal Gold Transactions discussed in Note 1.  Royal Gold is the parent company of Royal Alaska, CORE’s former joint venture partner in the Joint Venture Company.

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

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Equity Plan”) which increases the number of shares of Common Stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board may issue up to 2,000,000 shares of Common Stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  September 30, 2020, there were 534,666 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three months ended September 30, 2020 was $892,158. Stock-based compensation expense for the three months ended September 30, 2019 was $740,442.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2018, the Company granted 155,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  September 30, 2020, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company canceled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of Common Stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of September 30, 2020, there were 146,666 shares of such restricted stock that remained unvested.

In November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  September 30, 2020, there were 158,000 shares of such restricted stock that remained unvested.

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

As of September 30, 2020, the total compensation cost related to unvested awards not yet recognized was $2,474,798. The remaining costs will be recognized over the remaining vesting period of the awards.

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

There were no stock option exercises during the three months ended September 30, 2020.  There were also no stock option exercises during the three months ended September 30, 2019.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of September 30, 2020, the stock options had a weighted-average remaining life of 4.27 years. The total compensation cost related to nonvested options not yet recognized as of September 30, 2020 was $470,339.

  A summary of the status of stock options granted under the Equity Plan as of September 30, 2020 and changes during the nine months then ended, is presented in the table below:

Three Months Ended
September 30, 2020
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2020	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$—
Exercisable, end of the period	—
Aggregate intrinsic value	$—
Available for grant, end of period	466,760
Weighted average fair value per share of options granted during the period	$—

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production. As of September 30, 2020, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council had the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.  The Management Committee extended the Tetlin Tribal Council’s option until December 31, 2020.

Gold Exploration. The Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands.  The Company released the Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2020-2021 assessment year totaled $294,435. As of September 30, 2020, the Joint Venture Company had met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.

Royal Gold Royalties. Initially, the Joint Venture Company was obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain other properties.  In conjunction with the Separation Agreement (discussed in Note 1), the Joint Venture Company granted a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferred an additional 1.0% net smelter returns royalty on the state mining claims to Royal Gold.  Therefore, Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and the state mining claims that were transferred to the Company in conjunction with the Separation Agreement.

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

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of Common Stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

12.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of September 30, 2020 and June 30, 2020 and has recognized $2.4 million in income tax expense for the three months ended September 30, 2020 and zero for the three months ended September 30, 2019. The current income tax expense of $2.4 million consists of $1.8 million of federal income tax expense and $0.6 million of Alaskan state income tax expense. The effective tax rate was 6.71% and 0% for the quarters ending September 30, 2020 and September 30, 2019, respectively.  We have historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including our history of net operating losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. Although the Company is forecasting book and taxable income for June 30, 2021, this income is driven by the gain on the sale of the JV interest in connection with the Kinross Transactions. This gain does not represent a source of continual income to the Company. As such, insufficient positive evidence exists to support removing the valuation allowance from the net deferred tax asset. The Company will continue to consider positive and negative evidence of the recoverability of the deferred tax assets and will continue to place a valuation allowance on the net deferred tax asset at this time.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  September 30, 2020 or June 30, 2020.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Act. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of September 30, 2020.  The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

On March 27, 2020, the CARES Act was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic.  The CARES Act includes several tax incentives. Among them are an increase to the IRC Section 163(j) limitation, temporary relief from the 80% limitation on NOLs, an ability to carry back NOLs, as well as some technical corrections related to the TCJA.

13.  Subsequent Events

On October 1, 2020, CORE Alaska and KG Mining entered into the A&R JV LLCA. The A&R JV LLCA supersedes and replaces in its entirety the JV LLCA, as amended. The A&R JV LLCA is the operating agreement for the Joint Venture Company and provides for understandings between the members with respect to matters regarding percentage ownership interests, governance, transfers of ownership interests and other operational matters.

As of October 1, 2020, and as stated in the A&R JV LLCA, the capital contributions and capital account balance of CORE Alaska was $39.6 million and the capital contributions and capital account balance of KG Mining was $92.5 million. CORE Alaska and KG Mining will be required, subject to the terms of the A&R JV LLCA, to make additional capital contributions to the Joint Venture Company for any approved programs budgets in accordance with their respective percentage membership interests.

After the consummation of the Kinross Transactions, Kinross, through KG Mining, replaced Royal Gold as the Company’s joint venture partner and as Manager (defined below) of the Joint Venture Company. After consummation of the Kinross Transactions, CORE Alaska holds a 30.0%  membership interest in the Joint Venture Company and KG Mining holds a 70.0% membership interest in the Joint Venture Company. The A&R JV LLCA establishes a management committee (the “Management Committee”) to determine the overall policies, objectives, procedures, methods and actions of the Joint Venture Company. The Management Committee currently consists of one representative designated by CORE Alaska and two representatives designated by KG Mining (each a “Representative”). The Representatives designated by each member of the Joint Venture Company shall vote as a group, and in accordance with their respective membership interests in the Joint Venture Company. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Joint Venture Company shall be the action of the Management Committee.

Except for matters that require the approval of the Management Committee under the terms of the A&R JV LLCA, the manager of the Joint Venture Company (the “Manager”) has the power and authority to make any other decision for and on behalf of the Joint Venture Company. Specifically, the Manager will implement the decisions of the Management Committee and manage, direct and control the operation of the Joint Venture Company in accordance with approved programs and budgets. KG Mining is currently appointed as the Manager with overall management responsibility for operations of the Joint Venture Company. KG Mining may resign as Manager and can be removed as Manager under certain circumstances as provided in the A&R JV LLCA.

The programs and budgets for each calendar year are prepared by the Manager and must be approved by the Management Committee. On a quarterly basis, subject to provisions of the A&R JV LLCA, the members are required to contribute funds to approved programs and budgets in proportion to their respective membership interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget, then each member’s proportionate membership interest in the Joint Venture Company will be recalculated, effective as of the beginning of the period covered by such program and budget, by dividing (i) the sum of (a) the value of its contribution as of the beginning of the period covered by the program and budget plus (b) the additional amount, if any, the member has agreed to contribute to the approved program and budget, plus (c) if the member is not the member who elects to contribute less than its proportionate share of the approved program and budget, then the amount, if any, in excess of the contributions required by such member’s proportionate membership interest, by (ii) the sum of (a), (b) and (c) above for all members.  If a member elects to contribute less than its share in proportion to its membership interest and is considered in default, then the non-defaulting member may elect to pay the defaulting member’s capital contribution to the Joint Venture Company on behalf of the defaulting member, and (A) such payment will be treated as a loan to defaulting member, or (B) such payment will be treated as a capital contribution by the non-defaulting member to the Joint Venture Company, and the non-defaulting member’s proportionate membership interest in the Joint Venture Company will be  increased by the reduction in the membership interest of the defaulting member. In the event a member’s membership interest falls below 5.0%, such member shall be deemed to have resigned as a member from the Joint Venture Company, and such member must sell its remaining membership interest to the other member at price determined in accordance with provisions of the A&R JV LLCA.

The members have the right to transfer each of their respective membership interests in the Joint Venture Company to certain permitted transferees, including to their respective affiliates and subsidiaries. The members may also transfer each of their respective membership interests to a third party, subject to certain terms and conditions set forth in the A&R JV LLCA. In the event that either member intends to transfer all or part of its membership interest to a bona fide third party, the A&R JV LLCA provides that the other member will have a right of first offer, whereupon the member shall first offer the other member the right to purchase the membership interest in the Joint Venture Company on the same terms and conditions that it intends to sell to a bona fide third party.

The A&R JV LLCA provides that the Joint Venture Company may, at the Manager’s discretion, enter into a toll milling agreement (“Toll Milling Agreement”) with Fairbanks Gold Mining, Inc. (“FGMI”). The A&R JV LLCA provides a form of Toll Milling Agreement that sets forth a framework for the terms and conditions pursuant to which FGMI would process the Joint Venture Company’s ore using the Fort Knox Mill and other processing facilities. The A&R JV LLCA permits the Manager to negotiate the final terms and conditions of the Toll Milling Agreement on behalf of the Joint Venture Company, without any further approval from the Management Committee, subject to certain restrictions set forth in the A&R JV LLCA.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2020, previously filed with the SEC.

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2020, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Ability to influence management of the Joint Venture Company;
•	Ability to realize the anticipated benefits of the Kinross Transactions;
•	Disruption from the Kinross Transactions and transition of the Joint Venture Company’s management to Kinross, including as it relates to maintenance of business and operational relationships potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Joint Venture Company’s exploration schedule;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of our industry;
•	Risks related to title to properties; and
•	Ability to consummate strategic transactions.

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

Overview

          The Company engages in exploration for gold ore and associated minerals in Alaska through a 30% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres for exploration and development and through its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately leases approximately 168,000 acres for exploration.

On September 29, 2020, the Company, CORE Alaska, LLC (“CORE Alaska”) and KG Mining (Alaska), Inc., a Delaware corporation (formerly known as Skip Sub, Inc.) (“KG Mining”) and an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Joint Venture Company, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (discussed below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining relating to its CORE Alaska’s proportionate share of silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Joint Venture Company.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Joint Venture Company.  Therefore, as of September 30, 2020, the Company held a 30.0% membership interest in the Joint Venture Company, and KG Mining held a 70.0% membership interest in the Joint Venture Company.

Prior to the Kinross Transactions (defined below), the Joint Venture Company, the Company, Contango Minerals, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals and contributed approximately 168,000 acres of Alaska State mining claims to it, subject to an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement., together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  As a result, the Company controls approximately 168,000 acres and the Joint Venture Company leases an estimated 675,000 acres for the exploration of gold ore and associated minerals as of September 30, 2020.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then process ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for Peak Gold Joint Venture Property.

Background

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Joint Venture Company. The Company contributed a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Tribal Council”); and state of Alaska mining claims near Tok, Alaska (together with other property, the “Peak Gold Joint Venture Property”), and Royal Gold made an initial investment into the Joint Venture Company of $5 million. By September 29, 2020, Royal Gold had contributed approximately $37.1 million to the Joint Venture Company and earned a cumulative economic interest of 40.0%.  The proceeds from the investments were used for exploration of the Peak Gold Joint Venture Property. Royal Gold served as the manager of the Joint Venture Company and managed, directed, and controlled operations of the Joint Venture Company until the Kinross Transactions.

The CORE Transactions with KG Mining closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s Common Stock. The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire impact of those royalty payments due from the Joint Venture Company.

Concurrently with the closing of the CORE Transactions, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, which held a 40.0% membership interest in the Joint Venture Company and (ii) 809,744 shares of Common Stock held by Royal Gold (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  After the consummation of the Kinross Transactions, CORE Alaska retained a 30.0%  membership interest in the Joint Venture Company. KG Mining now holds a 70.0%  membership interest in the Joint Venture Company and serves as the manager and operator of the Joint Venture Company. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Joint Venture Company (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Joint Venture Company to further develop and produce from its properties.

As of September 30, 2020, the Company had approximately $36.4 million of cash.  Due to the effects of COVID-19 and for the safety of the Joint Venture Company’s field personnel and the surrounding community, the Management Committee of the Joint Venture Company temporarily postponed new exploration.  As of September 30, 2020, the Company had funded a total of $1.3 million to the Joint Venture Company during calendar year 2020, which was used primarily for the care and maintenance of the Peak Gold Joint Venture Property.  The Joint Venture Company anticipates cash needs of approximately $3.6 million in last calendar quarter of 2020 for drilling and testing, environmental work, engineering studies, and other items, of which the Company’s proportionate share is $1.1 million.

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

The Tetlin Lease originally had a ten year term beginning July 2008, which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Tribal Council, which varies from 3.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Tribal Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 2.25% to 4.25%, depending on the type of metal produced and the year of production. On or before July 15, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Management Committee extended the Tetlin Tribal Council’s option until December 31, 2020.

The Joint Venture Company has also historically held certain State of Alaska unpatented mining claims for the exploration of gold ore and associated minerals.  Prior to the Kinross Transactions, the Joint Venture Company, Contango Minerals Alaska, LLC, an Alaska limited liability company formed by the Joint Venture Company (“Contango Minerals”), the Company, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company formed Contango Minerals, contributed approximately 168,000 acres of Alaska State mining claims to it, subject to the Option Agreement (defined below), and retained an additional 1.0% net smelter returns royalty interest on certain of the Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferring the additional 1.0% net smelter returns royalty described above to Royal Gold and (ii) assigning 100.0% of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

In connection with the Separation Agreement, the Joint Venture Company and Contango Minerals entered into an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted to the Joint Venture Company the option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals, and which were transferred to Contango Minerals pursuant to the Separation Agreement.

Subject to the conditions in the Option Agreement, the Joint Venture Company may exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Joint Venture Company’s option to purchase the Alaska state mining claims from the Company expires and is of no further force and effect upon the earlier of (i) eighteen months after the date of the Option Agreement, or (ii) the termination of the Option Agreement pursuant to its terms. The Option Agreement may be terminated (i) by the Joint Venture Company at any time upon written notice to Contango Minerals, (ii) if the Joint Venture Company fails to timely pay certain fees, including taxes and certain other fees necessary to maintain the Alaska state mining claims in good standing under applicable laws, or (iii) in the event the Alaska state mining claims are subject to a condemnation under eminent domain.

The Company believes that it and the Joint Venture Company hold good title to their properties, in accordance with standards generally accepted in the mineral industry. As is customary in the mineral industry, the Company conducted only a preliminary title examination at the time it acquired the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work.  Before the Joint Venture Company begins any mine development work, however, the Joint Venture Company is expected to again conduct a full title review and perform curative work on any defects that it deems significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made.

The following table summarizes the Tetlin Lease and unpatented mining claims held by the Joint Venture Company and the Company (collectively, the “Peak Gold Joint Venture Property”) as of September 30, 2020 :

Property	Location	Commodities	Claims	Estimated Acres	Type
Contango Minerals:
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,800	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	428	65,900	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	108	15,800	State Mining Claims
Noah	Eastern Interior	Gold, Copper, Silver	482	75,400	State Mining Claims
			1,147	167,900
Joint Venture Company:
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,147	842,900

Strategy

Retaining Proven Executive Leadership.  Effective as of January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company.  Brad Juneau will continue to be active in the Company as Executive Chairman.   Mr. Van Nieuwenhuyse will perform the functions of the Company’s principal executive officer.  Also effective on January 6, 2020, the size of the Board was increased from four to five directors with Mr. Van Nieuwenhuyse appointed to the Board to fill the vacancy created by the increase.  Mr. Van Nieuwenhuyse, 64, previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc.

Partnering with strategic industry participants to expand future exploration work. In January 2015, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold was appointed as the manager of the Joint Venture Company, initially, with overall management responsibility for operations of the Joint Venture Company. As of September 30, 2020, in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA, KG Mining became the manager of the Joint Venture Company (the "Manager").  KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee of the Joint Venture Company (the “Management Committee”) and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the A&R JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. The Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining.  The Representatives designated by each member of the Joint Venture Company shall vote as a group, and in accordance with their respective membership interests in the Joint Venture Company. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Joint Venture Company shall be the action of the Management Committee.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of September 30, 2020, the Company’s directors and executives beneficially own approximately 22.2% of the Company’s Common Stock. An additional 13.0% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Restricted Stock; Options.  In  November 2018, the Company granted 155,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2021. As of  September 30, 2020, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company canceled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of Common Stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vest in January 2021. As of September 30, 2020, there were 146,666 shares of such restricted stock that remained unvested.

In  November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  September 30, 2020, there were 158,000 shares of such restricted stock that remained unvested.

There were no stock option exercises during the three months ended September 30, 2020.  There were also no stock option exercises during the three months ended September 30, 2019.

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

Gold Exploration

The Company controls approximately 168,000 acres of State of Alaska mining claims and the Joint Venture Company leases the Tetlin Lease (an estimated 675,000 acres) for the exploration of gold and associated minerals. The State of Alaska mining claims controlled by the Company are subject to the Option Agreement described above.  To date, our gold exploration has concentrated on the Tetlin Lease, with only a limited amount of work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.  The Management Committee decided to release the Bush and West Fork claims in September 2020.

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

Due to the effects of COVID-19 and for the safety of the Joint Venture Company’s field personnel and the surrounding community, the Management Committee of the Joint Venture Company approved a $2.7 million budget for calendar year 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.   As of September 30, 2020, the Company has funded a total of $1.3 million to the Joint Venture Company during calendar year 2020.  The Joint Venture Company anticipates cash needs of approximately $3.6 million in last calendar quarter of 2020 for drilling and testing, environmental work, engineering studies, and other items, of which the Company’s proportionate share is $1.1 million.

From inception to September 30, 2020, the Joint Venture Company has incurred $47.7 million in exploration program expenditures.  As of September 30, 2020, the Company has contributed approximately $10.7 million in cash to the Joint Venture Company and Royal Gold had funded a total of $37.1 million (including the initial investment of $5 million).  After the consummation of the Kinross Transactions, the Company has a 30.0% membership interest in the Joint Venture Company, with KG Mining holding the other 70.0%.  Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then process it at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of Peak Gold Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for the Peak Gold Joint Venture Property.

Hona Prospect Area

The Hona Prospect area is located on Alaska State mining claims approximately 25 kilometers west of the Main Peak deposit.  These state mining claims are owned 100% by the Company.  A reconnaissance program was carried out on the Hona claim block in 2017, which consisted of 363 pan concentrate and 364 stream sediment samples.  Anomalous gold and copper values were found during the 2017 program and in 2019 follow-up reconnaissance work was completed. This effort consisted of taking 615 rock chip samples and surface mapping.  The two programs identified three target areas Hona 1, Hona 2 and Hona 3.  Exploration drilling in 2019, consisting of two core holes, totaling 1,301 meters, tested a portion of the Hona 2 target.  As part of the 2019 program, 1,006 line-km of helicopter-borne magnetic and VTEM survey was completed over a portion of the Hona Prospect.

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

Chief Danny Prospect Area

The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Tetlin Lease is owned by the Joint Venture Company, of which the Company has a 30.0% interest.  The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Joint Venture Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Joint Venture Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through September 30, 2020, the Joint Venture Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049
	Total	50,674	3,194	7,211	1,318	1,501	294,337	7,586	2,330

The map below depicts the grade times thickness in the Main Peak, North Peak, and West Peak zones:

Grade Thickness (gpt*m)
in Drill Holes
400 to 2,077.71 (28)
100 to 400 (51)
40 to 100 (47)
10 to 40 (63)
1 to 10 (87)
0 to 1 (117)
North Peak
West Peak
Main Peak
0 60 120
Meters
Road

During the quarter ended September 30, 2020, the Joint Venture Company spent an estimated $0.6 million on program activities and related expenses.  The Company contributed its proportionate share of the Joint Venture's cash needs for the quarter, approximately $0.2 million.

2019 Exploration Program.  During the quarter ended December 31, 2019, the Joint Venture Company spent an estimated $1.6 million on program activities, including metallurgical testing, geochemical data analyses, geophysical surveys landholding fees and other related expenses.

During the quarter ended September 30, 2019, the Joint Venture Company spent an estimated $2.8 million on program activities, including 7.6 line kilometers of IP geophysical surveys and 125 soil auger sampling and 146 rock chip samples within the Chief Danny area.  Exploration drilling consisted of 1,771 meters in four holes, which included three holes for 1,117 meters in the East Peak area and one hole of 654 meters at the North Saddle.

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

During the quarter ended September 30, 2019, the Joint Venture Company spent an estimated $0.3 million on program activities, including metallurgical testing, geochemical data analyses, landholding fees and other related expenses.

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

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon Development Corporation (“Avalon”) to provide certain geological consulting services and exploration activities with respect to the Peak Gold Joint Venture Property. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease.  In connection with the Peak Gold Transactions, the Company terminated the PSA with Avalon.  Avalon continued to provide services to the Joint Venture Company until February 28, 2020, when its owner, Curtis J. Freeman, retired.  The Joint Venture Company has retained key administrative, geology, and database management personnel from Avalon on a contract basis.  The Company's CEO, Rick Van Nieuwenhuyse, who has extensive experience in the mining industry, and personnel previously employed by Avalon are assisting the Joint Venture Company as independent contractors in place of Avalon.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. As of September 30, 2020, the Company had paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. On or before July 15, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Management Committee extended the Tetlin Tribal Council’s option until December 31, 2020.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the Peak Gold Transactions.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, and a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.  The Company will pay Royal Gold an overriding royalty of 3.0% on certain State of Alaska mining claims should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons. The Company pays claim rentals on state of Alaska mining claims which vary based on the ages of the claims. For the 2020–2021 assessment year, claims rentals totaled $294,435. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

The Company received $32.4 million in cash consideration in conjunction with the Kinross Transactions.  Of the $32.4 million, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Joint Venture Company.  Pursuant to Article IV of the A&R JV LLCA, if the Joint Venture Company terminates, or the Company’s membership interest falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2020 held a 30.0% ownership interest in the Joint Venture Company. KG Mining serves as the manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of September 30, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Results of Operations

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue and other than Royal Gold’s contributions in connection with the Kinross Transactions, the Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. We do not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Peak Gold Joint Venture Property fails to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will need to generate significant revenues to achieve profitability and we may never do so.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2020 and 2019 were $3,524,992 and $990,990, respectively. The Company's general and administrative expenses primarily relate to audit fees, legal fees, management fees, and stock-based compensation expense. The current year increase is the result of non-recurring legal and transaction related fees associated with the CORE transactions of approximately $2.9 million.  General and administrative expenses for the period ended September 30, 2019 primarily related to stock based compensation expense of $740,442 related to restricted stock granted to our officers and directors in November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Equity Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended September 30, 2020 and 2019 was $247,800 and $900,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company to avoid dilution.  The Company invested $247,800 in the Joint Venture Company during the three months ended September 30, 2020, and $900,000 during the three months ended September 30, 2019.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to September 30, 2020 are $23.0 million.

Gain on Sale of a Portion of the Investment in the Joint Venture Company.  The Company recorded the $32.4 million cash proceeds and the 809,744 shares of common stock, received from the CORE transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the common stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the transaction in total less the cash proceeds.  The total value of the transaction was equated to the value of the Company's 30.0% ownership in the Joint Venture Company, post the 30.0% membership interest transferred to KG Mining.  As of the date of the transaction, the Company's investment in the Joint Venture Company had a zero balance, therefore the $39.6 million gain approximates the full fair value of the JV Interest surrendered in the CORE Transactions.

Liquidity and Capital Resources

Prior to the formation of the Joint Venture Company, the Company’s primary cash requirements were for exploration-related expenses.  Since the formation of the Joint Venture Company, the Company’s primary cash requirements have been for general and administrative expenses and capital calls from the Joint Venture Company.  Prior to the Kinross Transactions, the Company’s sources of cash have been from Common Stock offerings. In conjunction with the Kinross Transactions, the Company received $32.4 million and 809,744 shares of the Company’s Common Stock.  The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company.  Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire impact of those royalty payments due from the Joint Venture Company.

As of September 30, 2020, the Company had approximately $36.4 million of cash, cash equivalents, and short-term investments. Due to the effects of COVID-19 and for the safety of the Joint Venture Company’s field personnel and the surrounding community, the former Management Committee approved a $2.7 million budget for calendar year 2020 that would serve to care for and maintain the Peak Gold Joint Venture Property, and postpone new exploration until conditions permit.   As of September 30, 2020, the Company has funded a total of $1.3 million to the Joint Venture Company during calendar year 2020.  The Joint Venture Company anticipates cash needs of approximately $3.6 million in last calendar quarter of 2020 for drilling and testing, environmental work, engineering studies, and other items, of which the Company's proportionate share is $1.1 million.  Due to cash received in the Kinross Transaction and the capital raise completed in September 2020, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company's cash needs going forward will primarily relate to capital calls from the Joint Venture Company and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s Common Stock, par value $0.01 per share, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company and Contango Minerals. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $50,000 in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is 2.2%. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

KG Mining became the Manager of the Joint Venture Company in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company currently does not have any recurring source of revenue. The Joint Venture Company currently does not  have any recurring source of revenue, and its only source of cash inflows are contributions received from KG Mining and the Company.  As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its membership interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its membership interest in the Joint Venture Company would be diluted.

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

Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2020, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2020, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2020 and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s Common Stock is thinly traded.

As of September 30, 2020, there were approximately 6.0 million shares of the Company’s Common Stock  outstanding, with directors and officers beneficially owning approximately 22.2% of the Common Stock  and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 13.0% of our Common Stock .   Our Common Stock  is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our Common Stock  is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our Common Stock  may be difficult to ascertain. Since the Company's Common Stock  is thinly traded (average trading volume of 528 shares of Common Stock  per day for fiscal year 2020), the purchase or sale of relatively small Common Stock  positions may result in disproportionately large increases or decreases in the price of the Company's Common Stock .

KG Mining will have discretion regarding the use and allocation of funds for further exploration of the Peak Gold Joint Venture Property.

KG Mining is the Manager of the Joint Venture Company and has appointed two of the three designates to the Management Committee of the Joint Venture Company, and the Company has appointed one designate to the Management Committee. The affirmative vote of a majority of the membership interests in the Joint Venture Company represented by the designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of the Joint Venture Company’s investments, which will include the level of expenditures. As a result, KG Mining has discretion regarding the use and allocation of funds for further exploration of the Peak Gold Joint Venture Property. The Company has limited ability to influence the decision of KG Mining in its capacity as Manager, or as the party controlling the majority of the Management Committee.

The Company must depend upon KG Mining’s management of the Joint Venture Company following termination of the Company’s third party consulting agreements.

The Company terminated its services agreements with Avalon and certain other parties who had previously provided geological consulting services and exploration activities with respect to the Peak Gold Joint Venture Property. The Company has historically had part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, and has previously depended upon third party consultants for the success of its exploration projects. The Company must now depend upon KG Mining for its expertise in planning work programs, conducting field work, evaluating drilling results and preparing development programs.

There can be no assurance that KG Mining will fund the Joint Venture Company to continue exploration work.

Pursuant to the A&R JV LLCA, there is no requirement that KG Mining contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of the Peak Gold Joint Venture Property, if KG Mining fails to contribute additional amounts to the Joint Venture Company.

The Company's membership interest in the Joint Venture Company may be reduced.

Pursuant to the A&R JV LLCA, the members will contribute funds to approved programs and budgets in proportion to their respective percentage membership interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget, then each member’s proportionate membership interest in the Joint Venture Company will be recalculated, effective as of the beginning of the period covered by such program and budget, by dividing (i) the sum of (a) the value of its contribution as of the beginning of the period covered by the program and budget plus (b) the additional amount, if any, the member has agreed to contribute to the approved program and budget, plus (c) if the member is not the member who elects to contribute less than its proportionate share of the approved program and budget, then the amount, if any, in excess of the contributions required by such member’s  proportionate membership interest, by (ii) the sum of (a), (b) and (c) above for all members. If a member elects to contribute less than its share in proportion to its membership interest and is considered in default, then the non-defaulting member may elect to pay the defaulting member’s capital contribution to the Joint Venture Company on behalf of the defaulting member, and (A) such payment will be treated as a loan to defaulting member, or (B) such payment will be treated as a capital contribution by the non-defaulting member to the Joint Venture Company, and the non-defaulting member’s proportionate membership interest in the Joint Venture Company will be  increased by the reduction in the membership interest of the defaulting member. In the event a member’s membership interest falls below 5.0%, such member shall be deemed to have resigned as a member from the Joint Venture Company, and such member must sell its remaining membership interest to the other member at price determined in accordance with provisions of the A&R JV LLCA.

Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company will depend on its ability to raise capital and may be limited.  The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold Joint Venture Property, as well as the market price of metals.  Further financing by the Company may include issuances of equity instruments convertible into equity (such as warrants) or various forms of debt. If the Company ever elects not to, or is unable to contribute its proportionate share of future approved exploration budgets, its membership interest in the Joint Venture Company will be reduced.

Kinross Gold Corporation, the ultimate parent company of KG Mining, is one of the largest gold and related minerals miners with worldwide operations. Because of its vastly superior technical and financial resources, KG Mining may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its membership interest in the Joint Venture Company may be substantially diluted.

We may not realize all of the anticipated benefits of the Kinross Transactions.

The success of the Company will depend, in part, on the Joint Venture Company’s ability to realize the anticipated benefits from the Kinross Transactions.  These anticipated benefits may not be realized or may not be realized within the expected time period. KG Mining, in its capacity as manager and operator of the Joint Venture Company, controls production activities and has appointed two of the three designates to the Management Committee of the Joint Venture Company, while the Company has appointed one designate to the Management Committee. The affirmative vote of a majority of the membership interests in the Joint Venture Company represented by the designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of the Joint Venture Company, which will include the level of production activities. As a result, the Company has limited discretion regarding the production from the Peak Gold Joint Venture Property. There is no assurance that production from the Peak Gold Joint Venture Property will ever occur.  Even if production from the Peak Gold Joint Venture Property does occur, there is no assurance that such production will meet expectations based on current resource estimates and other available information.

Moreover, the Joint Venture Company plans to process ore mined from the Peak Gold Joint Venture Property at the existing Fort Knox mining and milling complex located approximately 250 miles away from the Peak Gold Joint Venture Property, in order to accelerate the development of the Peak Gold Joint Venture Property, reduce the upfront capital development costs and environmental footprint and shorten the permitting and development timeline. However, the Joint Venture Company may not be able to economically process ore mined from the Peak Gold Joint Venture Property at the Fort Knox mill and achieve these operational benefits.

In addition, following the consummation of the Kinross Transactions, KG Mining holds a 70.0% membership interest in the Joint Venture Company and serves as the manager and operator of the Joint Venture Company. The transition of management of the Joint Venture Company from Royal Gold to KG Mining could result in interference or disruption of exploration efforts, the Joint Venture Company’s business or relationships with the Tetlin Tribal Council or other persons. Encountering any of these or any other unforeseen problems in transitioning the management of the Joint Venture Company could have a material adverse impact on our business, financial condition and results of operations, and could prevent us from achieving the anticipated benefits of the Kinross Transactions.

If the Joint Venture Company exercises the option pursuant to the Option Agreement, our asset pool and ability to generate future revenues from these assets may be adversely affected.

Following the consummation of the Kinross Transactions, the Company’s wholly owned subsidiary, Contango Minerals, holds approximately 168,000 acres of Alaska State mining claims. These claims are subject to the terms and conditions of the Option Agreement, pursuant to which the Joint Venture Company has the option to purchase approximately 13,000 acres of the Alaska state mining claims, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.

Subject to the terms and conditions in the Option Agreement, the Joint Venture Company may exercise the option once to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Joint Venture Company’s option to purchase the Alaska state mining claims from the Contango Minerals expires and is of no further force and effect upon the earlier of (i) 18 months after the date of the Option Agreement, or (ii) the date of termination of the Option Agreement. The Option Agreement may be terminated (a) by the Joint Venture Company at any time upon written notice to Contango Minerals, (b) if the Joint Venture Company fails to timely pay or reimburse Contango Minerals for certain fees, including taxes and certain other fees necessary to maintain the Alaska state mining claims in good standing under applicable laws, or (c) in the event the Alaska state mining claims are subject to a condemnation under eminent domain. If the Joint Venture Company exercises the option, our asset pool and ability to generate future revenues directly from these assets will be reduced accordingly and our operations may be adversely affected.

The Company’s new partnership with Kinross in the Joint Venture Company and the appointment of KG Mining as manager and operator does not provide assurance that that further exploration efforts will be successful.

The new partnership with Kinross in the Joint Venture Company and appointment of KG Mining as manager and operator does not provide assurance that further exploration of the Peak Gold Joint Venture Property will be successful, any additional resource will be discovered or a commercial deposit of gold ore and associated minerals will be located. The results of any further exploration work will be assayed and analyzed to determine if additional work should be performed and additional funds expended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of Common Stock, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding the Joint Venture Company and Contango Minerals. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $50,000 in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 shares of Common Stock of the Company in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company is now 2.2%. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

2.1	Purchase Agreement, dated as of September 29, 2020, by and among CORE Alaska, LLC, Contango ORE, Inc. and Skip Sub, Inc. (Filed as Exhibit 2.1 to Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).**

3.1

Certificate of Incorporation of Contango ORE, Inc.

(Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.2	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

3.4	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

3.5	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.1

Form of Certificate of Contango ORE, Inc. Common Stock.  (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

4.2

Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.3	Amendment No. 7 to Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

10.1

Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (Filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

10.2	Separation and Distribution Agreement, dated as of September 29, 2020, by and among Peak Gold, LLC, Contango Minerals Alaska, LLC, Contango ORE, Inc., CORE Alaska, LLC, Royal Gold, Inc. and Royal Alaska, LLC. (Filed as Exhibit 10.1 to Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).**

10.3	Option to Purchase State Mining Claims, dated as of September 29, 2020, by and between Contango Minerals Alaska, LLC and Peak Gold, LLC. (Filed as Exhibit 10.2 to Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).

10.4	Amended and Restated Limited Liability Company Agreement of Peak Gold, LLC, dated as of October 1, 2020, by and between CORE Alaska, LLC and Skip Sub, Inc.(Filed as Exhibit 10.3 to Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).**

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

99.4

Voting Agreement, dated as of September 29, 2014, between Royal Gold, Inc. and the stockholder parties thereto.

(Filed as Exhibit 99.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

101	Interactive Data Files*

*	Filed herewith.

**	Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

†	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 13, 2020	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)