Form 10-Q
period 2020-12-31
Contango ORE, Inc.
filed 2021-02-11
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  or “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of February 11, 2021 was 6,151,937.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 Item 1 - Financial Statements

	December 31, 2020 (Unaudited)	June 30, 2020
ASSETS

CURRENT ASSETS:
Cash	$31,939,882	$3,011,918
Prepaid expenses and other	412,761	72,244
Total current assets	32,352,643	3,084,162

TOTAL ASSETS	$32,352,643	$3,084,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,667	$83,158
Accrued liabilities	445,881	1,006,237
Income tax payable	1,834,925	—
Total current liabilities	2,304,473	1,089,395

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	—
Total non-current liabilities	1,200,000	—

TOTAL LIABILITIES	3,504,473	1,089,395

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,200,500 shares issued and outstanding at December 31, 2020; 6,590,113 shares issued and 6,557,239 outstanding at June 30, 2020	62,005	65,901
Additional paid-in capital	57,454,296	61,302,249
Treasury stock at cost (0 shares at December 31, 2020; and 32,874 at June 30, 2020)	—	(476,672)
Accumulated deficit	(28,668,131)	(58,896,711)
TOTAL SHAREHOLDERS’ EQUITY	28,848,170	1,994,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,352,643	$3,084,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
EXPENSES:
Exploration expense	$(60,609)	$—	$(81,437)	$—
General and administrative expense	(2,602,590)	(1,150,944)	(6,127,582)	(2,141,935)
Total expenses	(2,663,199)	(1,150,944)	(6,209,019)	(2,141,935)

OTHER INCOME/(EXPENSE):
Interest income	705	22,412	919	62,069
Loss from equity investment in Peak Gold, LLC (Note 4)	(1,123,452)	(1,800,000)	(1,371,252)	(2,700,000)
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	—	39,642,857	—
Total other income/(expense)	(1,122,747)	(1,777,588)	38,272,524	(2,637,931)

INCOME/(LOSS) BEFORE TAXES	(3,785,946)	(2,928,532)	32,063,505	(4,779,866)
Income tax (expense)/benefit	571,901	—	(1,834,925)	—
NET INCOME/(LOSS)	$(3,214,045)	$(2,928,532)	$30,228,580	$(4,779,866)

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$(0.53)	$(0.45)	$4.79	$(0.75)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,042,150	6,439,273	6,309,482	6,398,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$30,228,580	$(4,779,866)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	1,902,058	1,623,323
Loss from equity investment in Peak Gold, LLC	1,371,252	2,700,000
Gain on sale of a portion of the equity investment in Peak Gold, LLC	(39,642,857)	—
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other	(340,517)	10,763
Decrease in accounts payable and accrued liabilities	(619,847)	(100,037)
Increase in income taxes payable	1,834,925	—
Increase in advance royalty reimbursement	1,200,000	—
Net cash used in operating activities	(4,066,406)	(545,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(1,371,252)	(2,700,000)
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	31,200,000	—
Net cash provided/(used) by investing activities	29,828,748	(2,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from capital raise, net	3,165,622	—
Net cash provided by financing activities	3,165,622	—

NET INCREASE/(DECREASE) IN CASH	28,927,964	(3,245,817)
CASH, BEGINNING OF PERIOD	3,011,918	8,600,658
CASH, END OF PERIOD	$31,939,882	$5,354,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	892,158	—	—	892,158
Issuance of common stock	214,298	2,143	2,796,189	476,672	—	3,275,004
Cost of common stock issuance	—	—	(109,382)	—	—	(109,382)
Shares received from the partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)	—	—	(8,442,857)
Net income for the period	—	—	—	—	33,442,625	33,442,625
Balance at September 30, 2020	5,994,667	59,947	56,446,454	—	(25,454,086)	31,052,315
Stock-based compensation	—	—	1,009,900	—	—	1,009,900
Restricted stock activity	205,833	2,058	(2,058)	—	—	—
Net income for the period	—	—	—	—	(3,214,045)	(3,214,045)
Balance at December 31, 2020	6,200,500	$62,005	$57,454,296	$—	$(28,668,131)	$28,848,170

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$(49,656,670)	$8,342,564
Stock-based compensation	—	—	740,442	—	740,442
Net loss for the period				(1,851,334)	(1,851,334)
Balance at September 30, 2019	6,357,113	63,571	58,676,105	(51,508,004)	7,231,672
Stock-based compensation	—	—	882,881	—	882,881
Restricted stock activity	158,000	1,580	(1,580)	—	—
Net loss for the period	—	—	—	(2,928,532)	(2,928,532)
Balance at December 31, 2019	6,515,113	$65,151	$59,557,406	$(54,436,536)	$5,186,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold, silver and copper ores in Alaska. The Company has a 30.0% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres from the Tetlin Tribal Council (the "Tetlin Lease") for exploration and development  through its wholly-owned subsidiary, CORE Alaska, LLC (“CORE Alaska”).  The Company's wholly-owned subsidiary, Contango Minerals, LLC (“Contango Minerals”) also owns 100% interest in the mineral rights to approximately 167,000 acres of State of Alaska mining claims located north and northwest of  the Tetlin Lease.

The Company is in an exploration stage. The Company’s fiscal year end is June 30.

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Joint Venture Company. The Company contributed a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Tribal Council”); and State of Alaska mining claims near Tok, Alaska (together with other property, the “Peak Gold Joint Venture Property”), and Royal Gold made an initial investment into the Joint Venture Company of $5.0 million. By September 29, 2020, Royal Gold had contributed approximately $37.1 million to the Joint Venture Company and earned a cumulative economic interest of 40.0%.  The proceeds from the investments were used for exploration of the Peak Gold Joint Venture Property. Royal Gold served as the manager of the Joint Venture Company and managed, directed, and controlled operations of the Joint Venture Company until the Kinross Transactions (described below).

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Joint Venture Company, to KG Mining (the “CORE Transactions”). Kinross is a large gold producer with a diverse global portfolio, and has extensive operating experience in Alaska. The CORE Transactions closed on September 30, 2020. In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Joint Venture Company.

 Concurrently with the closing of the CORE Transactions, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Joint Venture Company and (ii) 809,744 shares of Common Stock held by Royal Gold (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  After the consummation of the Kinross Transactions, CORE Alaska retained a 30.0%  membership interest in the Joint Venture Company, and KG Mining obtained a 70.0% membership interest in the Joint Venture Company (though the joint venture partners changed after the consummation of the Kinross Transactions, the legal entity remains Peak Gold, LLC,  thus it will continue to be referred to as the “Joint Venture Company” throughout the document).   KG Mining serves as the manager and operator of the Joint Venture Company.  KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Joint Venture Company (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Joint Venture Company to further develop and produce from its properties.

Prior to the Kinross Transactions, the Joint Venture Company, the Company, Contango Minerals, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals and contributed approximately 167,000 acres of Alaska State mining claims to it, subject to the Option Agreement (described below) and a 1.0% net smelter returns royalty interest on certain of the contributed Alaska state mining claims. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting to Royal Gold a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and also transferring the additional 1.0% net smelter returns royalty on the contributed Alaska state mining claims to Royal Gold and (ii) assigning 100% of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

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

Subject to the conditions in the Option Agreement, the Joint Venture Company may exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Joint Venture Company’s option to purchase the Alaska state mining claims from the Contango Minerals expires and is of no further force and effect upon the earlier of (i) 18 months after the date of the Option Agreement, or (ii) the termination of the Option Agreement pursuant to its terms. The Option Agreement may be terminated (a) by the Joint Venture Company at any time upon written notice to Contango Minerals, (b) if the Joint Venture Company fails to timely pay or reimburse Contango Minerals for certain fees, including taxes and certain other fees necessary to maintain the Alaska state mining claims in good standing under applicable laws, or (c) in the event the Alaska state mining claims are subject to a condemnation under eminent domain.  As of December 31, 2020, the Joint Venture Company had reimbursed Contango Minerals for the cost of the annual rentals associated with option claims.

The Company has been involved in the exploration on the Peak Gold Joint Venture Property for ten years, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects.  The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Joint Venture Company to advance the Peak and North Peak deposits to a production decision.

.

As of December 31, 2020, the Company had funded a total of $2.4 million to the Joint Venture Company for its portion of the calendar year 2020 budget.  During the last calendar quarter of 2020, the Joint Venture Company engaged in drilling and testing, environmental work, engineering studies, and other items.  On December 10, 2020, the Management Committee of the Joint Venture Company (the “ Management Committee”) approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million.   In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources. The Company also plans to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Peak Gold project area.  The Company’s 30.0% membership interest in the Joint Venture Company, its ownership of Contango Minerals, and cash on hand constitute substantially all of the Company’s assets. The Company has no debt.

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2020. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Management Estimates. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Joint Venture Company on December 31, 2020 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of December 31, 2020 and June 30, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for which there are little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

The Company received 809,744 shares of its Common Stock as part of the consideration received for the sale of a portion of its membership interest in the Joint Venture Company (See Note 8 for further discussion of the sale transaction with KG Mining). The value assigned to the Company’s remaining 30.0% membership interest in the Joint Venture Company was determined using unobservable data and was a significant component used to determine the value of the shares. Due to the significance of the unobservable data used, the valuation of the shares were classified as a level 3 valuation.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments— Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the three standards.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company accounts for the Joint Venture Company under the equity method of accounting.  The Company does not anticipate that this update will have a material impact on its financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in the Joint Venture Company

The Company initially recorded its investment at the historical book value of the assets contributed to the Joint Venture Company, which was approximately $1.4 million. As of December 31, 2020, the Company has contributed approximately $13.2 million to the Joint Venture Company.  KG Mining acquired 70% of the Joint Venture Company on September 30, 2020 in connection with the Kinross Transactions.  As of December 31, 2020, the Company held a 30.0% membership interest in the Joint Venture Company.

The following table is a roll-forward of the Company's investment in the Joint Venture Company from January 8, 2015 (inception) to December 31, 2020:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	1,371,252
Loss from equity investment in Peak Gold, LLC	(1,371,252)
Investment balance at December 31, 2020	$—

In conjunction with the CORE Transactions, and Kinross assuming the role of manager of the Joint Venture Company, the Joint Venture Company converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Joint Venture Company for the three and six month period ended December 31, 2020 and 2019, and for the period from inception through December 31, 2020 in accordance with US GAAP;

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period from Inception January 8, 2015 to
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020
EXPENSES:
Exploration expense	$2,627,457	$1,121,694	$2,920,001	$3,305,979	$41,005,902
General and administrative	315,068	467,578	606,989	1,040,770	9,587,147
Total expenses	2,942,525	1,589,272	3,526,990	4,346,749	50,593,049
NET LOSS	$2,942,525	$1,589,272	$3,526,990	$4,346,749	$50,593,049

    The Company’s share of the Joint Venture Company’s results of operations for the three and six months ended December 31, 2020 was a loss of approximately $0.9 million and $1.3 million, respectively.  The Company’s share in the results of operations for the three and six months ended December 31, 2019 was a loss of approximately $0.9 million and $2.6 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of  December 31, 2020 and June 30, 2020, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $36.0 million and $34.7 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $13.2 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of  each December 31, 2020 and June 30, 2020. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage membership interest in the Joint Venture Company in order to maintain its ownership in the Joint Venture Company and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $13.2 million as of December 31, 2020. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2020 are approximately $21.8 million.

5. Prepaid Expenses and other

  The Company has prepaid expenses of $412,761 and $72,244 as of December 31, 2020 and June 30, 2020, respectively. Prepaid expenses primarily relate to prepaid insurance, prepaid annual claim rentals, and management fees.

6. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of Common Stock is presented below:

	Three Months Ended December 31,
	2020			2019
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Loss per Share:
Net income/(loss) attributable to common stock	$(3,214,045)	6,042,150	$(0.53)	$(2,928,532)	6,439,273	$(0.45)
Diluted Net Loss per Share:
Net income/(loss) attributable to common stock	$(3,214,045)	6,042,150	$(0.53)	$(2,928,532)	6,439,273	$(0.45)

	Six Months Ended December 31,
	2020			2019
	Net Income	Weighted Average Shares	Income Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$30,228,580	6,309,482	$4.79	$(4,779,866)	6,398,193	$(0.75)
Diluted Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$30,228,580	6,309,482	$4.79	$(4,779,866)	6,398,193	$(0.75)

 Options to purchase 100,000 shares of Common Stock of the Company were outstanding as of December 31, 2020 and June 30, 2020 respectively.  The 100,000 options were not included in the computation of diluted earnings per share for the quarter ended December 31, 2020 due to being anti-dilutive.  The 100,000 options were not included for the quarter ended September 30, 2020 due to the options being out of the money for such period.  There were no options or warrants outstanding as of December 31, 2019.

7. Shareholders’ Equity

On December 11, 2020, at the Annual Meeting, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 30,000,000 shares to 45,000,000 shares.  The Company has 15,000,000 authorized shares of preferred stock. As of December 31, 2020, the Company had 6,200,500 shares of Common Stock outstanding, including 740,499 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 Private Placement as described below and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of December 31, 2020, the Company also had outstanding options to purchase 100,000 shares of Common Stock of the Company.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2021 and December 2023.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of Common Stock, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. Of the total 247,172 shares issued, 32,874 were issued from Company’s treasury account.  The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding the Joint Venture Company and Contango Minerals. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $50,000 in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 shares of Common Stock of the Company in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

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

The Company recorded the $32.4 million cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company's 30.0% ownership in the Joint Venture Company, post the 30.0% membership interest transferred to KG Mining.  The Common Stock consideration received in the CORE Transactions is classified within Level 3 of the fair value hierarchy referenced in Note 3 - Summary of Significant Accounting Policies.  As of the date of the CORE Transactions, the Company's investment in the Joint Venture Company had a zero balance, therefore the $39.6 million gain approximates the full fair value of the JV Interest surrendered in the CORE Transactions.

The Company recorded a non-current liability totaling $1.2 million associated with the cash received for the reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay Royal Gold.  The liability arises, because pursuant to Article IV of the A&R JV LLCA, if the Joint Venture Company terminates, or the Company’s membership interest falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

Prior to the Kinross Transactions, the Joint Venture Company, Contango Minerals, the Company, CORE Alaska, Royal Gold and Royal Alaska entered into the Separation Agreement. Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals, and contributed approximately 167,000 acres of Alaska State mining claims to it, subject to the Option Agreement (described below), and retained an additional 1.0% net smelter returns royalty interest on certain of the contributed Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting to Royal Gold a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and also transferring the additional 1.0% net smelter returns royalty described above on the contributed Alaska state mining claims to Royal Gold (bringing the total net smelter royalty due to Royal Gold to 3%) and (ii) assigning one hundred percent (100%) of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

The distribution of the Alaska state mining claims to Contango Minerals meets the definition of a non-reciprocal nonmonetary transfer as defined in Accounting Standards Codification (“ASC”) 845 and would generally be recorded at fair value to the extent fair value is determinable. However, to date, the Joint Venture Company's gold exploration has concentrated on the Tetlin Lease (which was retained by the Joint Venture Company), with only a limited amount of work performed on the State of Alaska mining claims. The Company has concluded, that the fair value of the state claims is not determinable within reasonable limits, and therefore has recorded the distribution at historical book value.  The Joint Venture Company’s historical book value associated with the Alaska state mining claims is zero as of the date of the CORE Transactions because the costs associated with exploration performed on these claims were expensed when incurred.  Therefore, the Company's balance sheet has a net book value of zero for these claims as of the date of the CORE Transactions.

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

After the consummation of the Kinross Transactions, Kinross, through KG Mining, replaced Royal Gold as the Company’s joint venture partner and as manager of the Joint Venture Company. After consummation of the Kinross Transactions, CORE Alaska holds a 30.0%  membership interest in the Joint Venture Company and KG Mining holds a 70.0% membership interest in the Joint Venture Company. The A&R JV LLCA established the Management Committee to determine the overall policies, objectives, procedures, methods and actions of the Joint Venture Company. The Management Committee currently consists of one representative designated by CORE Alaska and two representatives designated by KG Mining (each a “Representative”). The Representatives designated by each member of the Joint Venture Company vote as a group, and in accordance with their respective membership interests in the Joint Venture Company. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Joint Venture Company constitutes the action of the Management Committee.

Prior to the CORE Transactions, the Joint Venture Company was a variable interest entity as defined by FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company was not the primary beneficiary since it did not have the power to direct the activities of the Joint Venture Company. The Company’s ownership interest in the Joint Venture Company has therefore historically applied the equity method of accounting for its investment.  After the Kinross Transactions, the Company retained a 30.0% membership interest in the Joint Venture Company.  The Company continues to have significant influence in the Joint Venture Company pursuant to its right to designate one of the three seats on the Management Committee.  Therefore, the Company will continue to account for its investment in the Joint Venture Company under the equity method.

        9. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and serves as the Company’s Executive Chairman effective January 6, 2020, is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Joint Venture Company.  Pursuant to the A&R MSA, JEX will provide to the Company office space and office equipment, and certain related services. The A&R MSA will be effective for one year beginning December 1, 2020, and will renew automatically on a monthly basis as of December 1, 2021 unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $10,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s Common Stock, in a private placement to certain purchasers who are accredited investors. Of the total 247,172 shares issued, 32,874 were issued from Company's treasury account.  The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company was 2.2%. Petrie acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

On September 30, 2020, in a series of related transactions, Kinross, through its wholly owned subsidiary, acquired all of the interest in the Joint Venture Company held by Royal Gold and an additional 30.0% membership interest in the Joint Venture Company held by the Company.  The Company, through its wholly owned subsidiary, retained a 30.0% membership interest in the Joint Venture Company, with Kinross acquiring a 70.0% membership interest in the Joint Venture Company and becoming the manager and operator of the Joint Venture Company.  Prior to and in connection with the Kinross Transactions, on September 29, 2020, Contango Minerals entered into an Omnibus Second Amendment and Restatement of Royalty Deeds (the “Contango Minerals Royalty Agreement”) with Royal Gold. Under the terms of the Contango Minerals Royalty Agreement, in addition to certain existing 2.0% royalties (the “2% Royalties”) and 3.0% royalties in favor of Royal Gold on the Alaska State mining claims, Contango Minerals granted an additional 1% net smelter returns royalty on those Alaska State mining claims that were already subject to the 2% Royalties, increasing the royalty rate on those Alaska State mining claims to 3.0%. These Alaska state mining claims were transferred to Contango Minerals as part of the transactions with Kinross, with Royal Gold retaining the 3.0% royalty. As a result of the Contango Minerals Royalty Agreement, Contango Minerals will be obligated to pay Royal Gold a 3.0% net smelter returns royalty on all properties subject to the Contango Minerals Royalty Agreement, subject to the terms and conditions of that agreement.

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

On April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding Common Stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018, October 4, 2018, January 22, 2019, August 2, 2019, and December 31, 2020.  Immediately prior to the consummation of the Kinross Transactions, Royal Gold held 809,744 shares of Common Stock, representing approximately 11.9% of the issued and outstanding shares of Common Stock immediately prior to the Kinross Transactions. On September 30, 2020, Royal Gold reported beneficial ownership of approximately 0.0% of the Company’s outstanding Common Stock.  Royal Gold sold all of the Common Stock it owned to KG Mining as a part of the Royal Gold Transactions described in Note 1.  Royal Gold is the parent company of Royal Alaska, CORE’s former joint venture partner in the Joint Venture Company.

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

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Amended Equity Plan (as amended, the “Equity Plan”) which increased the number of shares of Common Stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board may issue up to 2,000,000 shares of Common Stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

On December 11, 2020, the Board, upon recommendation of the Compensation Committee of the Board (the “Compensation Committee”), adopted the Second Amendment to the Equity Plan to increase the maximum aggregate number of shares of Common Stock of the Company with respect to which award grants may be made under the Equity Plan to any individual during a calendar year from 100,000 shares to 300,000 shares.

As of December 31, 2020, there were 740,499 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and six months ended December 31, 2020 was $1,009,900 and $1,902,058, respectively. Stock-based compensation expense for the three and six months ended December 31, 2019 was $882,881 and $1,623,323, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In November 2018, the Company granted 155,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vested in January 2021. As of December 31, 2020, there were 155,000 shares of such restricted stock that remained unvested.

In December 2018, the Company canceled 117,332 shares of unvested restricted stock held by two of its executives and the non-executive directors that were set to vest on January 1, 2019.  The Company also granted 146,666 restricted shares of Common Stock to two of its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2018 vested in January 2021. As of December 31, 2020, there were 146,666 shares of such restricted stock that remained unvested.

In November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of December 31, 2020, there were 158,000 shares of such restricted stock that remained unvested.

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

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares will vest in January 2022.  As of December 31, 2020, all 205,833 shares of restricted stock granted in December 2020 remained unvested.

As of December 31, 2020, the total compensation cost related to unvested awards not yet recognized was $5,240,642. The remaining costs will be recognized over the remaining vesting period of the awards.

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

There were no stock option exercises during the three and six months ended December 31, 2020.  There were also no stock option exercises during the three and six months ended December 31, 2019.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of December 31, 2020, the stock options had a weighted-average remaining life of 4.02 years. The total compensation cost related to nonvested options not yet recognized as of December 31, 2020 was $377,589.

  A summary of the status of stock options granted under the Equity Plan as of December 31, 2020 and changes during the six months then ended, is presented in the table below:

Six Months Ended
December 31, 2020
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2020	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$—
Exercisable, end of the period	—
Aggregate intrinsic value	$—
Available for grant, end of period	260,927
Weighted average fair value per share of options granted during the period	$—

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Joint Venture Company was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Joint Venture Company derive revenues from the properties covered under the Tetlin Lease, the Joint Venture Company is required to pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production. The Company previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. The Tetlin Tribal Council had the option to increase their production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000. The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Joint Venture Company of $450,000 on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Joint Venture Company to the Tetlin Tribal Council under the lease once production begins.  The exercise of this option by the tribe did not have an accounting impact to the Company.  Until such time as production royalties begin, the Joint Venture Company must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, and Noah claims are all located on state of Alaska lands.  The Company released the Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2020-2021 assessment year totaled $294,435. The Company paid the current year claim rentals in November 2020, and recorded the payment within prepaid assets.  The associated rental expense is amortized over the rental claim period, September 1 - August 31st of each year.  As of December 31, 2020, the Joint Venture Company had met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.

Royal Gold Royalties. Initially, the Joint Venture Company was obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain other properties.  In conjunction with the Separation Agreement (described in Note 1), the Joint Venture Company granted a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferred an additional 1.0% net smelter returns royalty on the state mining claims to Royal Gold.  Therefore, Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and the state mining claims that were transferred to the Company in conjunction with the Separation Agreement.

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

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of Common Stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with STIP plan, in December 2020, Mr. Van Nieuwenhuyse received a $350,000 cash bonus and 23,333 restricted shares of Common Stock, which vest on January 1, 2022.

12.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of December 31, 2020 and June 30, 2020 and has recognized $0.6 million income tax benefit and $1.8 million in income tax expense for the three and six months ended December 31, 2020.  The Company recognized income tax expense of zero for the three and six months ended December 31, 2019. The current income tax expense for the six months ended December 31, 2020 of $1.8 million consists of $1.3 million of federal income tax expense and $0.5 million of Alaskan state income tax expense. The effective tax rate was 5.71% and 0% for the six months ending December 31, 2020 and December 31, 2019, respectively.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. Although the Company is forecasting book and taxable income for June 30, 2021, this income is driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions. This gain does not represent a source of continual income to the Company. As such, insufficient positive evidence exists to support removing the valuation allowance from the net deferred tax asset. The Company will continue to consider positive and negative evidence of the recoverability of the deferred tax assets and will continue to place a valuation allowance on the net deferred tax asset at this time.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  December 31, 2020 or June 30, 2020.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Act. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of December 31, 2020.  The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

On March 27, 2020, the CARES Act was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic.  The CARES Act includes several tax incentives. Among them are an increase to the IRC Section 163(j) limitation, temporary relief from the 80% limitation on net operating losses (“NOLs”), an ability to carry back NOLs, as well as some technical corrections related to the Act.

Available Information

  General information about the Company can be found on the Company’s website at www.contangoore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the Company files or furnishes them to the Securities and Exchange Commission (“SEC”).

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2020, and Part I, Item 2. Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Ability to influence management of the Joint Venture Company;
•	Ability to realize the anticipated benefits of the Kinross Transactions;
•	Disruption from the Kinross Transactions and transition of the Joint Venture Company’s management to Kinross, including as it relates to maintenance of business and operational relationships potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Changes in applicable tax rates and other regulatory changes, including as a result of the recent presidential and congressional elections in the U.S.;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards, including as a result of the recent presidential and congressional elections in the U.S.;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses;
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Joint Venture Company’s exploration schedule;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of our industry;
•	Risks related to title to properties; and
•	Ability to consummate strategic transactions.

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

Overview

          The Company engages in exploration for gold ore and associated minerals in Alaska through a 30.0% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres for exploration and development and through its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately leases approximately 167,000 acres for exploration.

On September 29, 2020, the Company, CORE Alaska, LLC (“CORE Alaska”) and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Joint Venture Company, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining relating to its CORE Alaska’s proportionate share of silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Joint Venture Company.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Joint Venture Company.  Therefore, as of December 31, 2020, the Company held a 30.0% membership interest in the Joint Venture Company, and KG Mining held a 70.0% membership interest in the Joint Venture Company.

Prior to the Kinross Transactions (described below), the Joint Venture Company, the Company, Contango Minerals, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals and contributed approximately 167,000 acres of Alaska State mining claims to it, subject to an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement., together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  As a result, the Company controls approximately 167,000 acres, subject to the Option Agreement, and the Joint Venture Company leases an estimated 675,000 acres for the exploration of gold ore and associated minerals as of December 31, 2020.

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

Background

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Joint Venture Company. The Company contributed a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Tribal Council”); and State of Alaska mining claims near Tok, Alaska (together with other property, the “Peak Gold Joint Venture Property”), and Royal Gold made an initial investment into the Joint Venture Company of $5.0 million. By September 29, 2020, Royal Gold had contributed approximately $37.1 million to the Joint Venture Company and earned a cumulative economic interest of 40.0%.  The proceeds from the investments were used for exploration of the Peak Gold Joint Venture Property. Royal Gold served as the manager of the Joint Venture Company and managed, directed, and controlled operations of the Joint Venture Company until the Kinross Transactions.

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

As of December 31, 2020, the Company had approximately $31.9 million of cash.  As of December 31, 2020, the Company had funded a total of $2.4 million to the Joint Venture Company for its portion of the calendar year 2020 budget.  During the last calendar quarter of 2020, the Joint Venture Company engaged in drilling and testing, environmental work, engineering studies, and other items.  On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million.   In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources. The Company also plans to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Peak Gold project area appro

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

The Tetlin Lease originally had a ten-year term beginning July 2008, which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Tribal Council, which varies from 3.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Tribal Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 2.25% to 4.25%, depending on the type of metal produced and the year of production. On or before December 31, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Tetlin Tribal Council exercised this option on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Joint Venture Company to the Tetlin Tribal Council under the lease once production begins.

The Joint Venture Company has also historically held certain State of Alaska unpatented mining claims for the exploration of gold ore and associated minerals.  Prior to the Kinross Transactions, the Joint Venture Company, Contango Minerals Alaska, LLC, an Alaska limited liability company formed by the Joint Venture Company (“Contango Minerals”), the Company, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company formed Contango Minerals, contributed approximately 167,000 acres of Alaska State mining claims to it, subject to the Option Agreement (described below), and retained an additional 1.0% net smelter returns royalty interest on certain of the Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferring the additional 1.0% net smelter returns royalty described above to Royal Gold and (ii) assigning 100.0% of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

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

Subject to the conditions in the Option Agreement, the Joint Venture Company may exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Joint Venture Company’s option to purchase the Alaska state mining claims from Contango Minerals expires and is of no further force and effect upon the earlier of (i) eighteen months after the date of the Option Agreement, or (ii) the termination of the Option Agreement pursuant to its terms. The Option Agreement may be terminated (i) by the Joint Venture Company at any time upon written notice to Contango Minerals, (ii) if the Joint Venture Company fails to timely pay certain fees, including taxes and certain other fees necessary to maintain the Alaska state mining claims in good standing under applicable laws, or (iii) in the event the Alaska state mining claims are subject to a condemnation under eminent domain.

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

The following table summarizes the Tetlin Lease and unpatented mining claims held by the Joint Venture Company and the Company (collectively, the “Peak Gold Joint Venture Property”) as of December 31, 2020 :

Property	Location	Commodities	Claims	Estimated Acres	Type
Contango Minerals:
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,430	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	426	67,350	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,810	State Mining Claims
Noah	Eastern Interior	Gold, Copper, Silver	482	74,330	State Mining Claims
			1,132	166,920
Joint Venture Company:
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,132	841,920

Strategy

Retaining Proven Executive Leadership.  Effective as of January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company.  Mr. Van Nieuwenhuyse will perform the functions of the Company’s principal executive officer.  Also effective on January 6, 2020, the size of the Board was increased from four to five directors with Mr. Van Nieuwenhuyse appointed to the Board to fill the vacancy created by the increase.  Mr. Van Nieuwenhuyse, 65, previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012 until December 2019. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc.

Partnering with strategic industry participants to expand future exploration work. In January 2015, the Company formed the Joint Venture Company pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold was appointed as the manager of the Joint Venture Company, initially, with overall management responsibility for operations of the Joint Venture Company. As of October 1, 2020, in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA, KG Mining became the manager of the Joint Venture Company (the “Manager”).  KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Joint Venture Company operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage and direct the operation of the Joint Venture Company, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee and will carry out the day-to-day operations of the Joint Venture Company. Except as expressly delegated to the Manager, the A&R JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. The Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining.  The Representatives designated by each member of the Joint Venture Company vote as a group, and in accordance with their respective membership interests in the Joint Venture Company. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Joint Venture Company constitutes the action of the Management Committee.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2020, the Company’s directors and executives beneficially own approximately 25.1% of the Company’s Common Stock. An additional 12.7% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased from or joint ventured with the tribe controlling the land, including land constituting the Tetlin Lease.

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

Gold, Silver, and Copper Exploration

The Company controls approximately 167,000 acres of State of Alaska mining claims and the Joint Venture Company leases the Tetlin Lease (an estimated 675,000 acres) for the exploration of gold and associated minerals. The State of Alaska mining claims controlled by the Company are subject to the Option Agreement described above.  To date, our exploration has concentrated on the Tetlin Lease, with only a limited amount of exploration work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims.  The Management Committee decided to release the Bush and West Fork claims in September 2020.

The Management Committee of the Joint Venture Company approved an exploration budget for calendar 2019 of $6.9 million, of which the Company’s share was approximately $4.1 million.  The program was completed in October 2019 below the budgeted amount.  The program included ground geophysics utilizing IP and soil samples within the greater Chief Danny area. A further program of reconnaissance work, drilling and airborne Versatile Time Domain Electromagnetics (“VTEM”) survey was completed in the Hona and Eagle claims blocks to follow up stream sediment sampling work completed in 2017.  Also included was soil sampling and ground geophysics work on the Triple Z target. The program drill tested targets adjacent to the Main Peak deposit, on the Hona claims and a target in the North Saddle area.  The budget also included funding to initiate a program of surface and groundwater characterization to support future permitting efforts.  The Company funded a total of $4.1 million to the Joint Venture Company during calendar year 2019, which related to both the 2019 and 2018 exploration programs.

As of December 31, 2020, the Company had funded a total of $2.4 million to the Joint Venture Company for its portion of the calendar year 2020 budget.  During the last calendar quarter of 2020 after the consummation of the Kinross Transactions, the Management Committee approved a budget of approximately $5.7 million for drilling and testing, environmental work, engineering studies, and other items. However, due to weather delays and COVID-19 related delays, the Joint Venture Company only spent approximately $3.0 million during the last calendar quarter of 2020.  The additional work that couldn't be completed in 2020 is included in the calendar 2021 budget.   On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million. In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z, Hona, and Eagle prospects in 2021, located immediately north and northwest of the Peak Gold project area.

From inception to December 31, 2020, the Joint Venture Company has incurred $50.6 million in exploration program expenditures.  As of December 31, 2020, the Company has contributed approximately $11.8 million in cash to the Joint Venture Company.  After the consummation of the Kinross Transactions, the Company has a 30.0% membership interest in the Joint Venture Company, with KG Mining holding the other 70.0%.  Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then transport the ore to the Kinross owned Fort Knox operation located 250 highway miles where the ore will be processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of Peak Gold Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold Joint Venture Property.

100% Owned State of Alaska Mining Claims

Triple Z Prospect.  The Triple Z claims were originally staked in 2009 and the claim block expanded in 2011, and again in 2019, with the claim block now covering an area of 14,810 acres immediately adjacent to the Alaska Hwy to the south and west, and the Taylor Hwy to the north and east.  The area was identified as prospective for porphyry copper-gold-silver-molybdenum mineralization based on regional government sponsored stream sediment sampling.  Surface rock (82 samples) and soil samples (115 samples) were collected in 2009.  Follow up auger soil sampling completed between 2009 and 2011 identified a large-scale copper-gold-silver-molybdenum anomaly centered along a low-profile ridge with little to no outcrop.  An airborne magnetic and resistivity survey conducted over the area in 2011 showed a coincident magnetic low and resistivity high (classic porphyry signatures) over the geochemically anomalous area.  A follow up Induced Polarization (“IP”) survey conducted in 2019 across four orthogonal lines and outlined multiple IP anomalies broadly coincident with the soil and mag/resistivity anomalies.

To date, the main targets have not yet been drilled because the Company is waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska.  The Company has been working with the State and Federal agencies to prioritize this transfer because of the highly prospective drill-ready target.  Drilling was completed in 2012 (before the IP survey) with six core holes drilled to depths ranging from 230 meters (755 ft.) to 380 meters (1246 ft.).  Holes 1202 and 1204 encountered several zones of anomalous copper, gold and silver.  Once the land transfer is completed, the Company plans to drill this well-defined porphyry copper-gold-silver-molybdenum target, potentially in late 2021.

Hona Prospect.  The Hona Prospect area is located on Alaska state mining claims approximately 25 kilometers northwest of the Main Peak deposit.  These state mining claims are owned 100% by the Company.  A reconnaissance program was carried out on the Hona claim block in 2017, which consisted of 363 pan concentrate and 364 stream sediment samples.  Anomalous gold and copper values were found during the 2017 program.  In 2019 follow-up reconnaissance work was completed. This effort consisted of taking 615 rock chip samples and surface mapping.  The two programs identified three target areas Hona 1, Hona 2 and Hona 3.  Exploration drilling in 2019, consisting of two core holes, totaling 1,301 meters, tested a portion of the Hona 2 target.  As part of the 2019 program, 1,006 line-km of helicopter-borne magnetic and VTEM survey was completed over a portion of the Hona Prospect.

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

Joint Venture Company

Chief Danny Prospect Area.  The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Tetlin Lease is owned by the Joint Venture Company, of which the Company has a 30.0% interest.  The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Joint Venture Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Joint Venture Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through December 31, 2020, the Joint Venture Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,600	—	—
	Total	50,674	3,194	7,211	1,318	1,501	298,941	7,586	2,330

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

Explanation
Drill collar - 2019
Drill collar - 2015-2018
Drill collar - pre 2015
Road
19449
North Saddle
2 O'clock
Mohawk
North Peak
19448
19446
East Peak
19447
Main Peak
0 150 300
Meters

The image below shows the Peak Gold project and surrounding targets:

The image below shows the approximate location of planned in-fill, geotechnical, hydrological and metallurgical drill holes during the $18 million 2021 Peak Gold LLC program.  The objective of the program is to advance the feasibility study and permitting for the Peak and North Peak deposits.

During the quarter ended December 31, 2020, the Joint Venture Company spent approximately $3.0 million on drilling, metallurgical testing, environmental and permitting work, engineering studies, and other related work.  The Joint Venture Company commenced drilling on November 22, 2020 and continued through December 19, 2020.  The Joint Venture Company completed 10 core holes for metallurgical testing with a total drill length of approximately 2,800 ft.  Three geotechnical holes were completed with total drill length of approximately 1,800 ft.  An additional 8 geotechnical holes will be completed in 2021.  The geotechnical information collected will be incorporated into the overall pit design and mine plan.  No exploration drilling was performed by the Joint Venture Company during the quarter, however a plan is being developed to perform exploration drilling during 2021.

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

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon Development Corporation (“Avalon”) to provide certain geological consulting services and exploration activities with respect to the Peak Gold Joint Venture Property. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease.  In connection with the formation of the Joint Venture Company, the Company terminated the PSA with Avalon.  Avalon continued to provide services to the Joint Venture Company until February 28, 2020, when its owner, Curtis J. Freeman, retired.  The Joint Venture Company has retained certain key administrative, geology, and database management personnel from Avalon on a contract basis.  The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, who has extensive experience in the mining industry, and personnel previously employed by Avalon are assisting the Joint Venture Company in place of Avalon.  In addition, the Company hired two of Avalon's former employees in December 2020.

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

Community Affairs

 In April 2015, the Joint Venture Company entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one-year period, which was extended for two additional two-year periods under the same terms. Under the extended Support Agreement, the Joint Venture Company provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017, and an additional $100,000 each year through January 1, 2020.   The Support Agreement has been extended for two additional one-year periods under the same terms.  Under the latest extension, the Joint Venture Company will provide payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 through January 1, 2022.  The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Joint Venture Company supports the Tetlin Village in maintenance of the village access road, which is used by the Joint Venture Company.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. On or before December 31, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Joint Venture Company of $450,000 on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Joint Venture Company to the Tetlin Tribal Council under the lease once production begins.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the formation of the Joint Venture Company.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2020 held a 30.0% ownership interest in the Joint Venture Company. KG Mining serves as the manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of December 31, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Results of Operations

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue other than contributions by the Company and KG Mining to the Joint Venture Company, and, in addition to the consideration received in the Kinross Transactions, the Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Peak Gold Joint Venture Property fails to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and it may never do so.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2020 and 2019 were $2,602,591 and $1,150,944, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll and stock-based compensation expense. The current year increase is the result of increased payroll related fees.  The Company added three new employees during 2020, and in December 2020, the Company’s executives that previously provided services to the Company via the Management Services Agreement with JEX, began receiving compensation directly from the Company, and the management fee under the Management Services Agreement with JEX was reduced. The Company also paid its executives bonuses totaling $0.5 million.  There were no payroll related fees in December 2019.  General and administrative expense for the period ended December 31, 2019, primarily related to stock based compensation expense of $882,881 related to restricted stock granted to our officers and directors in November 2019, November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Equity Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended December 31, 2020 and 2019 was $1,123,452 and $1,800,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company to avoid dilution.  The Company invested $1,123,452 in the Joint Venture Company during the three months ended December 31, 2020, and $1,800,000 during the three months ended December 31, 2019.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2020 are $21.8 million.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2020 and 2019 was $6,127,582 and $2,141,935, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll, and stock-based compensation expense. The current year increase is the result of non-recurring legal and transaction related fees associated with the CORE Transactions of approximately $2.9 million and payroll related fees.  The Company also paid its executives bonuses totaling $0.5 million.  There were no payroll related fees in December 2019.  General and administrative expense for the period ended December 31, 2019 primarily related to stock based compensation expense of $1,623,323 related to restricted stock granted to our officers and directors in November 2019, November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Equity Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the six months ended December 31, 2020 and 2019 was $1,371,252 and $2,700,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company to avoid dilution.  The Company invested $1,371,252 in the Joint Venture Company during the six months ended December 31, 2020, and $2,700,000 during the six months ended December 31, 2019.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to December 31, 2020 are $21.8 million.

Gain on Sale of a Portion of the Investment in the Joint Venture Company.  The Company recorded the $32.4 million cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company's 30.0% ownership in the Joint Venture Company, post the 30.0% membership interest transferred to KG Mining.  As of the date of the CORE Transaction, the Company's investment in the Joint Venture Company had a zero balance, therefore the $39.6 million gain approximates the full fair value of the CORE JV Interest surrendered in the CORE Transactions.

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

As of December 31, 2020, the Company had approximately $31.9 million of cash.   On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million. In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources. The Company also plans to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Peak Gold project area.  Due to cash received in the Kinross Transaction and the capital raise completed in September 2020, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Joint Venture Company and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s Common Stock in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Joint Venture Company and Contango Minerals. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $50,000 in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

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

Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2020, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2020 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2020, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s Common Stock is thinly traded.

As of December 31, 2020, there were approximately 6.2 million shares of the Company’s Common Stock  outstanding, with directors and officers beneficially owning approximately 25.1% of the Common Stock  and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.7% of the Company's Common Stock .   The Company's Common Stock  is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although the Company's Common Stock  is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of its Common Stock  may be difficult to ascertain. Since the Company's Common Stock  is thinly traded (average trading volume of 523 shares of Common Stock  per day for fiscal year 2021 to date), the purchase or sale of relatively small Common Stock  positions may result in disproportionately large increases or decreases in the price of the Company's Common Stock .

A change in tax laws in key jurisdictions could materially increase the Company’s tax expense.

The Company is subject to income taxes in the United States and the State of Alaska, and changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which the Company operates could significantly increase its effective tax rate and ultimately reduce its cash flows from operating activities and otherwise have a material adverse effect on its financial condition. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue and/or no longer provide certain advantageous tax write-offs to certain natural resource oriented industries, and President Biden’s campaign proposals included increasing the U.S. corporate income tax rate from 21% to 28%. If implemented by taxing authorities, such changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on the Company’s business, results of operations, or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is party to litigation or other legal and administrative proceedings that it considers to be a part of the ordinary course of business. As of the date of this Form 10-Q, the Company is not a party to any material legal proceedings and the Company is not aware of any material proceedings contemplated against us, that could individually or in the aggregate, reasonably be expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide this information. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which identifies and discloses certain risks and uncertainties including, without limitation, certain “Risk Factors.”

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

3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

3.3	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.4	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

3.5	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

3.6	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.1

Form of Certificate of Contango ORE, Inc. Common Stock.  (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

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

10.2	Amended and Restated Limited Liability Company Agreement of Peak Gold, LLC, dated as of October 1, 2020, by and between CORE Alaska, LLC and Skip Sub, Inc.(Filed as Exhibit 10.3 to Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).**

10.3	Second Amended and Restated Management Services Agreement, dated as of December 11, 2020, between Contango ORE, Inc. and Juneau Exploration, L.P. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020). †

10.4	Second Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan. (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020). †

10.5	First Amendment to the Offer Letter of Rick Van Nieuwenhuyse, dated December 11, 2020. (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020). †

10.6	Form of Restricted Stock Award Agreement. (Filed as Exhibit 10.4 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).**

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

CONTANGO ORE, INC.

Date: February 11, 2021	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2021	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)