Form 10-Q
period 2021-03-31
Contango ORE, Inc.
filed 2021-05-11
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 11, 2021 was 6,151,937.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	March 31, 2021	June 30, 2020
ASSETS

CURRENT ASSETS:
Cash	$26,239,961	$3,011,918
Prepaid expenses and other	609,117	72,244
Total current assets	26,849,078	3,084,162

OTHER ASSETS:
Investment in Peak Gold (Note 4)	—	—
Total other assets	—	—

TOTAL ASSETS	$26,849,078	$3,084,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$69,790	$83,158
Accrued liabilities	734,293	1,006,237
Income tax payable	399,546	—
Total current liabilities	1,203,629	1,089,395

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	—
Total non-current liabilities	1,200,000	—

TOTAL LIABILITIES	2,403,629	1,089,395

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,200,500 shares issued 6,151,937 and outstanding at March 31, 2021; 6,590,113 shares issued and 6,557,239 outstanding at June 30, 2020	62,005	65,901
Additional paid-in capital	58,438,284	61,302,249
Treasury stock at cost (48,563 shares at March 31, 2021; and 32,874 at June 30, 2020)	(876,551)	(476,672)
Accumulated deficit	(33,178,289)	(58,896,711)
TOTAL SHAREHOLDERS’ EQUITY	24,445,449	1,994,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,849,078	$3,084,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
EXPENSES:
Exploration expense	$(109,216)	$—	$(190,653)	$—
General and administrative expense	(2,146,480)	(1,322,125)	(8,274,062)	(3,464,060)
Total expenses	(2,255,696)	(1,322,125)	(8,464,715)	(3,464,060)

OTHER INCOME/(EXPENSE):
Interest income	159	11,801	1,078	73,869
Loss from equity investment in Peak Gold, LLC (Note 4)	(2,490,000)	(600,000)	(3,861,252)	(3,300,000)
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	—	39,642,857	—
Total other income/(expense)	(2,489,841)	(588,199)	35,782,683	(3,226,131)

INCOME/(LOSS) BEFORE TAXES	(4,745,537)	(1,910,324)	27,317,968	(6,690,191)
Income tax (expense)/benefit	235,379	—	(1,599,546)	—
NET INCOME/(LOSS)	$(4,510,158)	$(1,910,324)	$25,718,422	$(6,690,191)

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$(0.73)	$(0.29)	$4.11	$(1.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,153,334	6,550,068	6,261,102	6,449,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$25,718,422	$(6,690,191)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	2,886,046	2,485,448
Loss from equity investment in Peak Gold, LLC	3,861,252	3,300,000
Gain on sale of a portion of the equity investment in Peak Gold, LLC	(39,642,857)	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(536,873)	(90,986)
Decrease in accounts payable and accrued liabilities	(285,312)	(234,613)
Increase in income taxes payable	399,546	—
Increase in advance royalty reimbursement	1,200,000	—
Net cash used in operating activities	(6,399,776)	(1,230,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(3,861,252)	(3,300,000)
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	31,200,000	—
Net cash provided/(used) by investing activities	27,338,748	(3,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(876,551)	(476,672)
Cash proceeds from capital raise, net	3,165,622	—
Net cash provided/(used) by financing activities	2,289,071	(476,672)

NET INCREASE/(DECREASE) IN CASH	23,228,043	(5,007,014)
CASH, BEGINNING OF PERIOD	3,011,918	8,600,658
CASH, END OF PERIOD	$26,239,961	$3,593,644

Supplemental cash flow information
Cash paid for income taxes	$1,200,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	892,158	—	—	892,158
Issuance of common stock	214,298	2,143	2,796,189	476,672	—	3,275,004
Cost of common stock issuance	—	—	(109,382)	—	—	(109,382)
Shares received from the partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)	—	—	(8,442,857)
Net income for the period	—	—	—	—	33,442,625	33,442,625
Balance at September 30, 2020	5,994,667	59,947	56,446,454	—	(25,454,086)	31,052,315
Stock-based compensation	—	—	1,009,900	—	—	1,009,900
Restricted stock activity	205,833	2,058	(2,058)	—	—	—
Net loss for the period	—	—	—	—	(3,214,045)	(3,214,045)
Balance at December 31, 2020	6,200,500	62,005	57,454,296	—	(28,668,131)	28,848,170
Stock-based compensation	—	—	983,988	—	—	983,988
Treasury shares withheld for employee taxes	—	—	—	(876,551)	—	(876,551)
Net loss for the period	—	—	—	—	(4,510,158)	(4,510,158)
Balance at March 31, 2021	6,200,500	$62,005	$58,438,284	$(876,551)	$(33,178,289)	$24,445,449

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$—	$(49,656,670)	$8,342,564
Stock-based compensation	—	—	740,442	—	—	740,442
Net loss for the period	—	—	—	—	(1,851,334)	(1,851,334)
Balance at September 30, 2019	6,357,113	63,571	58,676,105	—	(51,508,004)	7,231,672
Stock-based compensation	—	—	882,881	—	—	882,881
Restricted stock activity	158,000	1,580	(1,580)	—	—	—
Net loss for period	—	—	—	—	(2,928,532)	(2,928,532)
Balance at December 31, 2019	6,515,113	65,151	59,557,406	—	(54,436,536)	5,186,021
Stock-based compensation	—	—	862,125	—	—	862,125
Restricted stock activity	75,000	750	(750)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(476,672)	—	(476,672)
Net loss for period	—	—	—	—	(1,910,325)	(1,910,325)
Balance at March 31, 2020	6,515,113	$65,151	$60,418,781	$(476,672)	$(56,346,861)	$3,661,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold, silver and copper ores in Alaska. The Company has a 30.0% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres from the Tetlin Tribal Council (the "Tetlin Lease") for exploration and development through its wholly-owned subsidiary, CORE Alaska, LLC (“CORE Alaska”).  The Company's wholly-owned subsidiary, Contango Minerals, LLC (“Contango Minerals”) also owns 100% interest in the mineral rights to approximately 220,000 acres of State of Alaska mining claims located north and northwest of  the Tetlin Lease.  During the quarter ended March 31, 2021, the Company staked a new property called Shamrock in the Richardson Mining District located in central Alaska, along the Alaska Hwy corridor approximately 70 miles from Fairbanks, Alaska. The property includes a total of 368 Alaska State mining claims covering approximately 52,920 acres.

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

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Joint Venture Company, to KG Mining (the “CORE Transactions”). Kinross is a large gold producer with a diverse global portfolio and has extensive operating experience in Alaska. The CORE Transactions closed on September 30, 2020. In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that because of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Joint Venture Company.

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

Subject to the conditions in the Option Agreement, the Joint Venture Company may exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Joint Venture Company’s option to purchase the Alaska state mining claims from the Contango Minerals expires and is of no further force and effect upon the earlier of (i) 18 months after the date of the Option Agreement, or (ii) the termination of the Option Agreement pursuant to its terms. The Option Agreement may be terminated (a) by the Joint Venture Company at any time upon written notice to Contango Minerals, (b) if the Joint Venture Company fails to timely pay or reimburse Contango Minerals for certain fees, including taxes and certain other fees necessary to maintain the Alaska state mining claims in good standing under applicable laws, or (c) in the event the Alaska state mining claims are subject to a condemnation under eminent domain.  The Joint Venture Company has reimbursed Contango Minerals for the cost of the annual rentals associated with option claims for the 2020-2021 assessment year.

In February 2021, the Tetlin Tribal Council approved a new name for the Peak Gold Joint Venture Project.  From now on, the project will be referred to as the Manh Choh Project.  The renaming was a result of close consultation with the local Upper Tanana Athabascan Village of Tetlin on whose land the project is situated.  The name ‘Manh Choh’ (“mon-CHO”) was chosen by the Village of Tetlin Tribal Council and can be translated from the Upper Tanana Athabascan language to “Big Lake,” referring to the nearby Tetlin Lake, a site of high cultural and subsistence significance for the community.

The Company has been involved in the exploration on the Manh Choh Joint Venture Property, formerly the “Peak Gold Joint Venture Property,” for eleven years, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects.  The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Manh Choh Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Joint Venture Company to advance the Peak and North Peak deposits to a production decision.

.

On December 10, 2020, the Management Committee of the Joint Venture Company (the “ Management Committee”) approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering, and environmental studies necessary to complete a feasibility level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million.   As of March 31, 2021, the Company had funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources. The Company also plans to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Manh Choh project area.

The Company’s 30.0% membership interest in the Joint Venture Company, its ownership of Contango Minerals, and cash on hand constitute substantially all of the Company’s assets. The Company has no debt.

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2020. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Joint Venture Company on March 31, 2021 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of March 31, 2021 and June 30, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

           4. Investment in the Joint Venture Company

The Company initially recorded its investment at the historical book value of the assets contributed to the Joint Venture Company, which was approximately $1.4 million. As of March 31, 2021, the Company has contributed approximately $15.7 million to the Joint Venture Company.  KG Mining acquired 70% of the Joint Venture Company on September 30, 2020 in connection with the Kinross Transactions.  As of March 31, 2021, the Company held a 30.0% membership interest in the Joint Venture Company.

The following table is a roll-forward of the Company's investment in the Joint Venture Company from January 8, 2015 (inception) to March 31, 2021:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at March 31, 2021	$—

In conjunction with the CORE Transactions, and Kinross assuming the role of manager of the Joint Venture Company, the Joint Venture Company converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Joint Venture Company for the three and nine month period ended March 31, 2021 and 2020, and for the period from inception through March 31, 2021 in accordance with US GAAP;

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from Inception January 8, 2015 to
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020	March 31, 2021
EXPENSES:
Exploration expense	$2,420,725	$342,077	$5,547,617	$3,648,059	$43,426,627
General and administrative	398,402	250,160	798,500	1,290,924	9,985,549
Total expenses	2,819,127	592,237	6,346,117	4,938,983	53,412,176
NET LOSS	$2,819,127	$592,237	$6,346,117	$4,938,983	$53,412,176

    The Company’s share of the Joint Venture Company’s results of operations for the three and nine months ended March 31, 2021 was a loss of approximately $0.8 million and $1.9 million, respectively.  The Company’s share in the results of operations for the three and nine months ended March 31, 2020 was a loss of approximately $0.3 million and $3.0 million, respectively.  The Joint Venture Company loss does not include any provisions related to income taxes as the Joint Venture Company is treated as a partnership for income tax purposes. As of March 31, 2021 and June 30, 2020, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of approximately $36.8 million and $34.7 million, respectively, exceeded the historical book value of our investment in the Joint Venture Company, of $15.7 million. Therefore, the investment in the Joint Venture Company had a balance of zero as of each March 31, 2021 and June 30, 2020. The Company is currently obligated to make additional capital contributions to the Joint Venture Company in proportion to its percentage membership interest in the Joint Venture Company in order to maintain its ownership in the Joint Venture Company and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $15.7 million as of March 31, 2021. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2021 are approximately $21.1 million.

5. Prepaid Expenses and other assets

  The Company has prepaid expenses and other assets of $609,117 and $72,244 as of March 31, 2021 and June 30, 2020, respectively. Prepaid expenses primarily relate to prepaid insurance, prepaid annual claim rentals, and management fees.  The Company also had $211,000 of capitalized legal fees as of March 31, 2021.

6. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of Common Stock is presented below:

	Three Months Ended March 31,
	2021			2020
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(4,510,158)	6,153,334	$(0.73)	$(1,910,324)	6,550,068	$(0.29)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(4,510,158)	6,153,334	$(0.73)	$(1,910,324)	6,550,068	$(0.29)

	Nine Months Ended March 31,
	2021			2020
	Net Income	Weighted Average Shares	Income Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$25,718,422	6,261,102	$4.11	$(6,690,191)	6,449,345	$(1.04)
Diluted Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$25,718,422	6,261,102	$4.11	$(6,690,191)	6,449,345	$(1.04)

 Options to purchase 100,000 shares of Common Stock of the Company were outstanding as of March 31, 2021 and June 30, 2020 respectively.  The 100,000 options were not included in the computation of diluted earnings per share for the quarters ended March 31, 2021 and December 31, 2020 due to being anti-dilutive.  The 100,000 options were not included for the quarter ended September 30, 2020 due to the options being out of the money for such period.  There were no options or warrants outstanding as of March 31, 2020.

7. Shareholders’ Equity

On December 11, 2020, at the Annual Meeting, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 30,000,000 shares to 45,000,000 shares.  The Company has 15,000,000 authorized shares of preferred stock. As of March 31, 2021, the Company had 6,151,937 shares of Common Stock outstanding, including 401,333 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 Private Placement as described below and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of March 31, 2021, the Company also had outstanding options to purchase 100,000 shares of Common Stock of the Company.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between December 2021 and December 2023.

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

The distribution of the Alaska state mining claims to Contango Minerals meets the definition of a non-reciprocal nonmonetary transfer as defined in Accounting Standards Codification (“ASC”) 845 and would generally be recorded at fair value to the extent fair value is determinable. However, to date, the Joint Venture Company's gold exploration has concentrated on the Tetlin Lease (which was retained by the Joint Venture Company), with only a limited amount of work performed on the State of Alaska mining claims. The Company has concluded that the fair value of the state claims is not determinable within reasonable limits, and therefore has recorded the distribution at historical book value.  The Joint Venture Company’s historical book value associated with the Alaska state mining claims is zero as of the date of the CORE Transactions because the costs associated with exploration performed on these claims were expensed when incurred.  Therefore, the Company's balance sheet has a net book value of zero for these claims as of the date of the CORE Transactions.

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

        9. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and serves as the Company’s Executive Chairman effective January 6, 2020, is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Joint Venture Company.  Pursuant to the A&R MSA, JEX will provide to the Company office space and office equipment, and certain related services. The A&R MSA will be effective for one year beginning December 1, 2020 and will renew automatically on a monthly basis as of December 1, 2021 unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $10,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.

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

As of March 31, 2021, there were 401,333 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and nine months ended March 31, 2021 was $983,988 and $2,886,046, respectively. Stock-based compensation expense for the three and nine months ended March 31, 2020 was $862,125 and $2,485,448, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of March 31, 2021, there were 158,000 shares of such restricted stock that remained unvested.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The shares of restricted stock will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company. As of March 31, 2021, there were 37,500 shares of restricted stock from this grant that remained unvested.

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares will vest in January 2022.  As of March 31, 2021, all 205,833 shares of restricted stock granted in December 2020 remained unvested.

As of March 31, 2021, the total compensation cost related to unvested awards not yet recognized was $4,349,404. The remaining costs will be recognized over the remaining vesting period of the awards.

Stock options.  In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of Common Stock of the Company, with an exercise price of $14.50 per share, which is equal to the closing price on January 6, 2020, the day on which he began employment with the Company.  The options vest in two equal installments, half vested on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half will vest on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.

There were no stock option exercises during the three and nine months ended March 31, 2021.  There were also no stock option exercises during the three and nine months ended March 31, 2020.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of March 31, 2021, the stock options had a weighted-average remaining life of 3.77 years. The total compensation cost related to nonvested options not yet recognized as of March 31, 2021 was $284,839.

  A summary of the status of stock options granted under the Equity Plan as of March 31, 2021 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended
	March 31, 2021
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2020	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$443,000
Exercisable, end of the period	50,000
Aggregate intrinsic value	$221,500
Available for grant, end of period	260,927
Weighted average fair value per share of options granted during the period	$—

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

Gold Exploration. The Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, Shamrock and Noah claims are all located on state of Alaska lands.  The Company released the Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2020-2021 assessment year totaled $349,955. The Company paid the current year claim rentals in November 2020 and recorded the payment within prepaid assets.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  As of March 31, 2021, the Joint Venture Company had met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.

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

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of Common Stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with STIP plan, in December 2020, Mr. Van Nieuwenhuyse received a $350,000 cash bonus and 23,333 restricted shares of Common Stock, which vest on January 1, 2022.

12.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of March 31, 2021 and June 30, 2020 and has recognized $0.2 million income tax benefit and $1.6 million in income tax expense for the three and nine months ended March 31, 2021.  The Company recognized income tax expense of zero for the three and nine months ended March 31, 2020. The current income tax expense for the nine months ended March 31, 2021 of $1.6 million consists of $1.3 million of federal income tax expense and $0.3 million of Alaskan state income tax expense. The effective tax rate was 5.85% and 0% for the nine months ending March 31, 2021 and March 31, 2020, respectively.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. Although the Company is forecasting book and taxable income for June 30, 2021, this income is driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions. This gain does not represent a source of continual income to the Company. As such, insufficient positive evidence exists to support removing the valuation allowance from the net deferred tax asset. The Company will continue to consider positive and negative evidence of the recoverability of the deferred tax assets and will continue to place a valuation allowance on the net deferred tax asset at this time.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2021 or June 30, 2020.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Act. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of March 31, 2021.  The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

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

Cautionary Statement about Forward-Looking Statements

  Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Any statement that is not historical fact is a forward -looking statement.  These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures and availability of future financings;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on the Contango Property and the Manh Choh Joint Venture Property;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company’s ability to fund its business with current cash reserves based on currently planned activities;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2020, and Part I, Item 2. Risk Factors, in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Ability to influence management of the Joint Venture Company;
•	Ability to realize the anticipated benefits of the Kinross Transactions;
•	Disruption from the Kinross Transactions and transition of the Joint Venture Company’s management to Kinross, including as it relates to maintenance of business and operational relationships potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Changes in applicable tax rates and other regulatory changes, including as a result of the recent presidential and congressional elections in the U.S.;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards, including as a result of the recent presidential and congressional elections in the U.S.;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental and regulatory, health and safety risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Joint Venture Company’s exploration schedule;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of our industry;
•	Risks related to title to properties; and
•	Ability to consummate strategic transactions.

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

Overview

          The Company engages in exploration for gold, silver, and copper ores in Alaska. The Company has a 30.0% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres from the Tetlin Tribal Council (the “Manh Choh Joint Venture Property”) for exploration and development and through its wholly-owned subsidiary, CORE Alaska, LLC (“CORE Alaska”). The Company’s wholly-owned subsidiary, Contango MineralsAlaska, LLC (“Contango Minerals”), owns 100% interest in the mineral rights to approximately 220,000 acres of State of Alaska mining claims located north and northwest of the Peak Gold Joint Venture Property (the “Contango Property”).

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Joint Venture Company, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Joint Venture Company.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Joint Venture Company.  Therefore, as of March 31, 2021, the Company held a 30.0% membership interest in the Joint Venture Company, and KG Mining held a 70.0% membership interest in the Joint Venture Company.

Prior to the Kinross Transactions (described below), the Joint Venture Company, the Company, Contango Minerals, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals and contributed approximately 167,000 acres of Alaska State mining claims to it, subject to an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement., together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  As a result, at the closing of the CORE Transactions, the Company received control of approximately 167,000 acres, subject to the Option Agreement, and the Joint Venture Company leases an estimated 675,000 acres for the exploration of gold ore and associated minerals as of March 31, 2021.

In February 2021, the Tetlin Tribal Council approved of a new name for the Peak Gold Joint Venture Project.  From now on, the project will be referred to as the Manh Choh Project.  The renaming was a result of close consultation with the local Upper Tanana Athabascan Village of Tetlin on whose land the project is situated.  The name “Manh Choh” (“mon-CHO”) was chosen by the Village of Tetlin Tribal Council and can be translated from the Upper Tanana Athabascan language to “Big Lake,” referring to the nearby Tetlin Lake, a site of high cultural and subsistence significance for the community.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then process ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Manh Choh Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for Manh Choh Joint Venture Property.

Background

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Joint Venture Company. The Company contributed a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Tribal Council”); and State of Alaska mining claims near Tok, Alaska (together with other property, formerly the “Peak Gold Joint Venture Property”), and Royal Gold made an initial investment into the Joint Venture Company of $5.0 million. By September 29, 2020, Royal Gold had contributed approximately $37.1 million to the Joint Venture Company and earned a cumulative economic interest of 40.0%.  The proceeds from the investments were used for exploration of the Peak Gold Joint Venture Property. Royal Gold served as the manager of the Joint Venture Company and managed, directed, and controlled operations of the Joint Venture Company until the Kinross Transactions.

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

As of March 31, 2021, the Company had approximately $26.2 million of cash.   On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million.   As of March 31, 2021, the Company had funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources. The Company also plans to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Manh Choh project area.  During the quarter ended March 31, 2021, the Company staked a new property called Shamrock in the Richardson Mining District located in central Alaska right along the Alaska Hwy corridor approximately 70 miles from Fairbanks, Alaska.  The property includes a total of 368 Alaska State mining claims covering approximately 52,920 acres and gives the Company a dominant land position in the Richardson district.  The property has excellent infrastructure being right along the Alaska Hwy and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property.

appro

Properties

  Since 2009, the Company’s primary focus has been the exploration of a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) constituting the Manh Choh Joint Venture Property and almost all of the Company’s resources have been directed to that end. All significant work presently conducted by the Company has been directed at exploration of the Manh Choh Joint Venture Property and increasing understanding of the characteristics of, and economics of, any mineralization. The Company also separately owns the mineral rights to approximately 220,000 acres of State of Alaska mining claims for exploration, subject to the Option Agreement described below. There are no known quantifiable mineral reserves on the Manh Choh Joint Venture Property, the Contango Property or any of the Company’s other properties as defined by the SEC Industry Guide 7.

The Tetlin Lease originally had a ten-year term beginning July 2008, which was extended for an additional ten years to July 15, 2028. If the properties under the Tetlin Lease are placed into commercial production, the Tetlin Lease will be held throughout production and the Company would be obligated to pay a production royalty to the Tetlin Tribal Council, which varies from 3.0% to 5.0%, depending on the type of metal produced and the year of production. In June 2011, the Company paid the Tetlin Tribal Council $75,000 in exchange for reducing the production royalty payable to them by 0.25%. In July 2011, the Company paid the Tetlin Tribal Council an additional $150,000 in exchange for further reducing the production royalty by 0.50%. These payments lowered the production royalty to a range of 2.25% to 4.25%, depending on the type of metal produced and the year of production. On or before March 31, 2021, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Tetlin Tribal Council exercised this option on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Joint Venture Company to the Tetlin Tribal Council under the lease once production begins.

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

The Company believes that it and the Joint Venture Company hold good title to their properties, in accordance with standards generally accepted in the mineral industry. As is customary in the mineral industry, the Company conducted only a preliminary title examination at the time it entered into the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work.  Before the Joint Venture Company begins any mine development work, however, the Joint Venture Company is expected to again conduct a full title review and perform curative work on any defects that it deems significant. A significant amount of additional work is likely required in the exploration of the properties before any determination as to the economic feasibility of a mining venture can be made.

The following table summarizes the Tetlin Lease and unpatented mining claims held by the Joint Venture Company and the Company as of March 31, 2021 :

Property	Location	Commodities	Claims	Estimated Acres	Type
Contango Minerals:
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,430	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	426	67,350	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,810	State Mining Claims
Noah	Eastern Interior	Gold, Copper, Silver	482	74,330	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	368	52,920	State Mining Claims
			1,500	219,840
Joint Venture Company:
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
	TOTALS:		1,132	894,840

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of March 31, 2021, the Company’s directors and executives beneficially own approximately 24.7% of the Company’s Common Stock. An additional 12.8% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

Gold, Silver, and Copper Exploration

The Company controls approximately 220,000 acres of State of Alaska mining claims constituting the Contango Property and the Joint Venture Company leases the Manh Choh Joint Venture Property (an estimated 675,000 acres) for the exploration of gold and associated minerals. The State of Alaska mining claims controlled by the Company are subject to the Option Agreement described above.  To date, our exploration has concentrated on the Manh Choh Joint Venture Property, with only a limited amount of exploration work performed on the Tok, Eagle, Bush, West Fork, Triple Z, and Noah claims of the Contango Property.  The Management Committee decided to release the Bush and West Fork claims in September 2020.  The Shamrock claim area was acquired in March 2021.

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

 During the last calendar quarter of 2020 after the consummation of the Kinross Transactions, the Management Committee approved a budget of approximately $5.7 million for drilling and testing, environmental work, engineering studies, and other items. However, due to weather delays and COVID-19 related delays, the Joint Venture Company spent approximately $3.0 million during the last calendar quarter of 2020.  The additional work that could not be completed in 2020 is included in the calendar 2021 budget.

On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million. As of March 31, 2021, the Company had funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z, Hona, and Eagle prospects in 2021, located immediately north and northwest of the Manh Choh project area.

From inception to March 31, 2021, the Joint Venture Company has incurred $53.4 million in exploration program expenditures.  As of March 31, 2021, the Company has contributed approximately $14.3 million in cash to the Joint Venture Company.  After the consummation of the Kinross Transactions, the Company has a 30.0% membership interest in the Joint Venture Company, with KG Mining holding the other 70.0%.  Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then transport the ore to the Kinross owned Fort Knox operation located 250 highway miles where the ore will be processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of the Manh Choh Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Manh Choh Joint Venture Property.

Contango Property

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

Eagle Prospect. The 64,900 acres Eagle claim block was staked in 2012 and 2013 to cover favorable Peak Gold stratigraphy mapped along trend by State Geologists. The Eagle block is underlain by similar geology as the northern Tetlin Hills and limited reconnaissance stream sediment and pan concentrate samples collected by Federal government agencies in the 1970’s revealed widespread copper and arsenic (an excellent pathfinder element for gold) anomalies within the area now covered by the Eagle claims (note - gold was not analyzed for in the original government sampling).

In 2013 a reconnaissance level stream sediment and pan concentrate sampling program was completed over most of the southern part of the Eagle claim block and identified an area over 10 kilometers along a northwest corridor where every creek draining the northeast slopes of the mountains are strongly anomalous in gold, arsenic and copper. Further sampling continued along the northwest trend shows additional anomalous creeks up towards the Dome prospect, albeit far fewer streams have been sampled.

Follow up field exploration is planned for this early-stage project during the 2021 field program. The objective of the geologic investigation on the Eagle claim block will focus on identifying drill targets in the area.

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

Shamrock Prospect.  In early 2021, The Company staked the Shamrock prospect in the Richardson Mining District located in central Alaska right along the Alaska Hwy corridor approximately 70 miles from Fairbanks, Alaska.  The property includes a total of 368 Alaska State mining claims covering approximately 52,920 acres and gives the Company a dominant land position in the Richardson district (see the map below).  The property has excellent infrastructure being right along the Alaska Hwy and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property.  In addition, a high-voltage power line traverses along the southern property boundary. This electrical grid provides power to the Pogo gold mine operated by Northern Star Resources Limited which produced approximately 175,000 ounce of gold in 2020 and is located approximately 50 miles to the northeast of the Shamrock property.

Placer gold was discovered in the Richardson District on Tenderfoot Creek in 1905 and alluvial mining has continued intermittently until as recently as 2010.  The Richardson District produced over 100,000 ounces of gold since the early 1900s.  The Richardson District is characterized by gentle slopes and broad, alluvium-filled valleys.  The area is unglaciated but largely overlain by windblown loess, generally a few meters in thickness but locally up to 50 meters thick.

The Shamrock prospect is underlain by a series of metamorphic schists and gneisses that make up the Lake George Subterrane of the more broadly distributed Yukon Tanana Terrane across interior Alaska and the Yukon, which is host to a number of large gold deposits.  Peak metamorphism occurred around 110 million years.  Retrograde metamorphism resulted in cooling, gneiss dome formation and a transition from ductile deformation of the metamorphic fabric to brittle deformation, as well as a series of low-angle shears across the region. Mid- Cretaceous extension resulted in regional uplift and denudation of the metamorphic gneiss domes.  Post-uplift plutonic activity often occurs along the margins of these domes where zones of extreme thinning are common. Two ages of intrusive activity are noted at 105my and 85my.  Both mid-Cretaceous intrusive rocks are genetically related to lode gold mineralization.

There are three types of gold deposit types that the Company plans to explore for on the Shamrock prospect: 1) Gold in the low angle quartz veins characterized as “Pogo Type” mineralization; 2) Intrusive Related Gold deposits (IRG) associated with igneous intrusions where they intersect deep seated crustal structures (“Fort Knox Type”); and 3) high level rhyolite intrusive dikes associated clay and silica alteration which occurs in the Democrat and Banner Dikes area of the property.

The property was previous owned by Coeur Mining who inherited the property as a result of acquiring North Empire Resources for their Sterling Gold Project located in Nevada.  The Richardson property (as it was referred to by Coeur Mining) was non-core and the claims were dropped in 2020.   Based on historic work, there are a number of well-defined soil anomalies with limited drilling that remain under-explored.

The map below shows the location of the Shamrock Prospect:

N
True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
CONTANGO ORE
GOLD SILVER COPPER
Delta Junction
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles
Tok
Manh Choh

Joint Venture Company

Chief Danny Prospect Area.  The Chief Danny Prospect Area currently is the most advanced exploration target on the Manh Choh Joint Venture Property and is comprised of several distinct mineralized areas: Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Manh Choh Joint Venture Property is leased by the Joint Venture Company, of which the Company has a 30.0% interest.  The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Joint Venture Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Joint Venture Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through April 30, 2021, the Joint Venture Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	19,382	—	—
	Total	50,674	3,194	7,211	1,318	1,501	298,941	7,586	2,330

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

Explanation
Drill collar - 2019
Drill collar - 2015-2018
Drill collar - pre 2015
Road
19449
North Saddle
2 O'clock
Mohawk
North Peak
19448
19446
East Peak
19447
Main Peak
0 150 300
Meters

The image below shows the Manh Choh project and surrounding targets:

The image below shows the approximate location of planned in-fill, geotechnical, hydrological and metallurgical drill holes during the $18 million 2021 Peak Gold, LLC program.  The objective of the program is to advance the feasibility study and permitting for the Peak and North Peak deposits.

2021 Drilling Program.  During the quarter ended March 31, 2021, the Joint Venture Company spent $2.8 million on drilling, environmental and permitting work, engineering studies, community relations, and other related work.  The Joint Venture Company's 2021 drilling program began in late February 2021.  Since drilling commenced, the Joint Venture Company has completed the geotechnical drilling that it began in the last quarter of 2020.  The geotechnical information collected will be incorporated into the overall pit design and mine plan.  The Joint Venture Company also completed 19,382 core ft. of in-fill drilling, condemnation drilling, exploration, and drilling of a monitoring well.  Also, during the quarter, planning commenced for the step-out exploratory drilling that will take place in spring and summer 2021.

2020 Drilling Program.  During the quarter ended December 31, 2020, the Joint Venture Company spent approximately $3.0 million on drilling, metallurgical testing, environmental and permitting work, engineering studies, and other related work.  The Joint Venture Company commenced drilling on November 22, 2020 and continued through December 19, 2020.  The Joint Venture Company completed 10 core holes for metallurgical testing with a total drill length of approximately 2,800 ft.  Three geotechnical holes were completed with total drill length of approximately 1,800 ft.

The map below shows the location of the 2020 and 2021 drilling program:

Consulting Services provided by Avalon Development Corporation

Until January 8, 2015, the Company was a party to a Professional Services Agreement (“PSA”) with Avalon Development Corporation (“Avalon”) to provide certain geological consulting services and exploration activities with respect to the Manh Choh Joint Venture Property. Pursuant to the PSA, Avalon provided geological consulting services and exploration activities, including all field work at the Tetlin Lease.  In connection with the formation of the Joint Venture Company, the Company terminated the PSA with Avalon.  Avalon continued to provide services to the Joint Venture Company until February 28, 2020, when its owner, Curtis J. Freeman, retired.  The Joint Venture Company has retained certain key administrative, geology, and database management personnel from Avalon on a contract basis.  The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, who has extensive experience in the mining industry, and personnel previously employed by Avalon are assisting the Joint Venture Company in place of Avalon.  In addition, the Company hired two of Avalon's former employees in December 2020.

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

Adverse Climate Conditions

Weather conditions affect the Company’s and the Joint Venture Company’s ability to conduct exploration activities and mine any ore from the Contango Property and the Manh Choh Joint Venture Property in Alaska. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Joint Venture Company initiates and continues to conduct mining operations on the Tetlin Lease. The Joint Venture Company was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Joint Venture Company will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Joint Venture Company deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. On or before March 31, 2021, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Joint Venture Company of $150,000, (ii) 0.50% by payment to the Joint Venture Company of $300,000, or (iii) 0.75% by payment to the Joint Venture Company of $450,000.  The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Joint Venture Company of $450,000 on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Joint Venture Company to the Tetlin Tribal Council under the lease once production begins.

On January 8, 2015, the Company assigned the Tetlin Lease to the Joint Venture Company in connection with the formation of the Joint Venture Company.

Until such time as production royalties begin, the Joint Venture Company will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Joint Venture Company will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, and a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.  The Company will pay Royal Gold an overriding royalty of 3.0% on certain State of Alaska mining claims should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons. The Company pays claim rentals on State of Alaska mining claims which vary based on the ages of the claims. For the 2020–2021 assessment year, claims rentals totaled $349,955. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

The Company received $32.4 million in cash consideration in conjunction with the Kinross Transactions.  Of the $32.4 million, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Joint Venture Company.  Pursuant to Article IV of the A&R JV LLCA, if the Joint Venture Company terminates, or the Company’s membership interest falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2021 held a 30.0% ownership interest in the Joint Venture Company. KG Mining serves as the manager of the Joint Venture Company and manages, directs, and controls operations of the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of March 31, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

Results of Operations

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue other than contributions by the Company and KG Mining to the Joint Venture Company, and, in addition to the consideration received in the Kinross Transactions, the Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Manh Choh Joint Venture Property fails to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and it may never do so.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2021 and 2020 were $2.1 million and $1.3 million, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll and stock-based compensation expense. The stock based compensation expense for the quarter ended March 31, 2021 was approximately $1.0 million.  The current year increase is the result of increased payroll and benefit related fees.  In December 2020, the Company added two new employees, and the Company’s executives that previously provided services to the Company via the Management Services Agreement with JEX, began receiving compensation and benefits directly from the Company, and the management fee under the Management Services Agreement with JEX was reduced.  General and administrative expense for the period ended March 31, 2020, primarily related to stock based compensation expense of $0.9 million related to restricted stock granted to our officers and directors in January 2020, November 2019, November 2018, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Equity Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the three months ended March 31, 2021 and 2020 was $2,490,000 and $600,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company to avoid dilution.  The Company invested $2,490,000 in the Joint Venture Company during the three months ended March 31, 2021, and $600,000 during the three months ended March 31, 2020.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2021 are $21.1 million.

Income Tax Benefit/(Expense).   The Company recognized an income tax benefit of $0.2 million for the three months ended ended March 31, 2021, compared to $0 for the three months ended March 31, 2020.  The Company is forecasting book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.  The current quarter benefit is a true up to the expense recognized in previous quarters.  The Company had a net loss in all quarters of fiscal year June 30, 2020.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2021 and 2020 was $8.3 million and $3.5 million, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll, and stock-based compensation expense. The current year increase is the result of non-recurring legal and transaction related fees associated with the CORE Transactions of approximately $3.0 million and payroll related fees of $0.6 million.  Payroll related fees increased because in December 2020, the Company added two new employees, and the Company’s executives that previously provided services to the Company via the Management Services Agreement with JEX, began receiving compensation and benefits directly from the Company, and the management fee under the Management Services Agreement with JEX was reduced.  The Company also paid its executives bonuses totaling $0.5 million.  The majority of the Company's payroll related fees did not begin until December 2020.  General and administrative expense for the period ended March 31, 2020 primarily related to stock based compensation expense of approximately $2.5 million related to restricted stock granted to our officers and directors in January 2020, November 2019, November 2018, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Equity Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the nine months ended March 31, 2021 and 2019 was $3,861,252 and $3,300,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company to avoid dilution.  The Company invested $3,861,252 in the Joint Venture Company during the nine months ended March 31, 2021, and $3,300,000 during the nine months ended March 31, 2020.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to March 31, 2021 are $21.1 million.

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

Income Tax Benefit/(Expense).   The Company recognized an income tax expense of $1.6 million for the nine months ended ended March 31, 2021, compared to $0 for the nine months ended March 31, 2020.  The Company is forecasting book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.   The Company had a net loss in all quarters of fiscal year June 30, 2020.

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

As of March 31, 2021, the Company had approximately $26.2 million of cash.   On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   The Company’s proportionate share of the approved budget is approximately $5.4 million. As of March 31, 2021, the Company has funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund a roughly $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources. The Company also plans to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Manh Choh project area.  Due to cash received in the Kinross Transaction and the capital raise completed in September 2020, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Joint Venture Company, exploration of the Contango Property,  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

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

KG Mining became the Manager of the Joint Venture Company in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Joint Venture Property. The Company currently does not have any recurring source of revenue. The Joint Venture Company currently does not  have any recurring source of revenue, and its only source of cash inflows are contributions received from KG Mining and the Company.  As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its membership interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Manh Choh Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its membership interest in the Joint Venture Company would be diluted.

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

Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2020, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2020, our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020 and below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s Common Stock is thinly traded.

As of March 31, 2021, there were approximately 6.2 million shares of the Company’s Common Stock  outstanding, with directors and officers beneficially owning approximately 24.7% of the Common Stock  and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 12.8% of the Company's Common Stock .   The Company's Common Stock  is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although the Company's Common Stock  is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of its Common Stock  may be difficult to ascertain. Since the Company's Common Stock  is thinly traded (average trading volume of 452 shares of Common Stock  per day for fiscal year 2021 to date), the purchase or sale of relatively small Common Stock  positions may result in disproportionately large increases or decreases in the price of the Company's Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

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

CONTANGO ORE, INC.

Date: May 11, 2021	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)