Form 10-K
period 2021-06-30
Contango ORE, Inc.
filed 2021-08-31
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021

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

As of December 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCQB) was $58,269,356. As of August 30, 2021, there were 6,685,746 shares of the registrant’s common stock outstanding.

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures and the availability of future financing;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on the Manh Choh Joint Venture Property and the Company's other properties;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company’s ability to fund its business with current cash reserves based on currently planned activities;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Joint Venture Company;
•	Ability to influence management of the Joint Venture Company;
•	Ability to realize the anticipated benefits of the Kinross Transactions;
•	Disruption from the Kinross Transactions and transition of the Joint Venture Company’s management to Kinross, including as it relates to maintenance of business and operational relationships, potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental and regulatory, health and safety risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Joint Venture Company’s and the Company's exploration schedule and operating activities;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of the mining industry;
•	Risk related to title to properties; and
•	Ability to consummate strategic transactions.

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

PART I

Item 1.     BUSINESS

Overview

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold, silver, and copper ores in the State of Alaska. The Company’s largest asset is a 30.0% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres from the Tetlin Tribal Council and approximately 13,000 acres of State of Alaska mining claims (the “Manh Choh Joint Venture Property,” which the Company previously referred to as the “Peak Gold Joint Venture Project”) for exploration and development and through its wholly-owned subsidiary, CORE Alaska, LLC (“CORE Alaska”). The Company’s wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), owns a 100% interest in the mineral rights to approximately 200,000 acres of State of Alaska mining claims located north and northwest of the Manh Choh Joint Venture Property (the “Contango Property”).  As of June 30, 2021 the Company had approximately $35.2 million in cash and is actively working to acquire additional properties in Alaska for exploration.  The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration.

In February 2021, the Village of Tetlin Tribal Council approved of a new name, the “Manh Choh Project,” for the Peak Gold Joint Venture Project.  The renaming was a result of close consultation with the local Upper Tanana Athabascan Village of Tetlin on whose land the project is situated.  The name “Manh  Choh” (“mon-CHO”) can be translated from the Upper Tanana Athabascan language to “Big Lake,” referring to the nearby Tetlin Lake, a site of high cultural and subsistence significance for the community.

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Joint Venture Company, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock had been acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Joint Venture Company.  Concurrently with the CORE Purchase Agreement, KG Mining acquired 100% of the equity of Royal Alaska, LLC (“Royal Alaska”) from Royal Gold, which held a 40.0% membership interest in the Joint Venture Company.  As of June 30, 2021, the Company held a 30.0% membership interest, and KG Mining held a 70.0% membership interest, in the Joint Venture Company.

Immediately prior to the Kinross Transactions (described below), the Joint Venture Company, the Company, Contango Minerals, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals and contributed approximately 167,000 acres of Alaska state mining claims to it, subject to an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  As a result, at the closing of the CORE Transactions, the Company received the equity of Contango Minerals and control of approximately 167,000 acres of Alaska state mining claims.  Peak Gold subsequently exercised the Option Agreement and now owns the 13,000 acres of the Alaska state mining claims previously subject to the Option Agreement.

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

As of June 30, 2021, the Company had approximately $35.2 million of cash.   On December 10, 2020, the Management Committee of the Joint Venture Company (the “Management Committee”) approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   On June 22, 2021 the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting.  The Company’s proportionate share of the approved budget is approximately $5.5 million.   As of June 30, 2021, the Company had funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund an approximately $3.0 million exploration program to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Manh Choh project area, and to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources.  Field work on the Eagle/Hona project began in July 2021.  During the first quarter of calendar year 2021, the Company staked a new property called Shamrock in the Richardson Mining District located in central Alaska right along the Alaska Hwy corridor approximately 70 miles from Fairbanks, Alaska.  The property includes a total of 361 Alaska state mining claims covering approximately 52,640 acres and gives the Company a dominant land position in the Richardson district.  The property has excellent infrastructure being right along the Alaska Hwy and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property.

Properties

Since 2009, the Company’s primary focus has been the exploration of a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) constituting the Manh Choh Joint Venture Property and almost all of the Company’s resources have been directed to that end. All significant work presently conducted by the Company has been directed at exploration of the Manh Choh Joint Venture Property and increasing understanding of the characteristics of, and economics of, any mineralization. The Company also separately owns the mineral rights to approximately 200,000 acres of State of Alaska mining claims for exploration. There are no known quantifiable mineral reserves on the Manh Choh Joint Venture Property, the Contango Property or any of the Company’s other properties as defined by the SEC Industry Guide 7.

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

The Joint Venture Company has also historically held certain State of Alaska unpatented mining claims for the exploration of gold ore and associated minerals.  Prior to the Kinross Transactions, the Joint Venture Company, Contango Minerals Alaska, LLC, an Alaska limited liability company formed by the Joint Venture Company (“Contango Minerals”), the Company, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company formed Contango Minerals, contributed approximately 167,000 acres of Alaska state mining claims to it (Eagle, Noah, Triple Z, and Tok), and retained an additional 1.0% net smelter returns royalty interest on certain of the Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferring the additional 1.0% net smelter returns royalty described above to Royal Gold and (ii) assigning 100.0% of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

In connection with the Separation Agreement, the Joint Venture Company and Contango Minerals entered into an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted to the Joint Venture Company the option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals, and which were transferred to Contango Minerals pursuant to the Separation Agreement.  Subject to the conditions in the Option Agreement, the Joint Venture Company had the right exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000.  The Joint Venture Company exercised the option in June 2021, and paid the Company 50,000 for all of the Alaska state mining claims outlined in the Option Agreement.

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

The following table summarizes the Tetlin Lease and unpatented mining claims held by the Joint Venture Company and the Company as of June 30, 2021 :

Property	Location	Commodities	Claims	Estimated Acres	Type
Contango Minerals (100% Interest):
Eagle	Eastern Interior	Gold, Copper, Silver	396	64,770	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,810	State Mining Claims
Noah	Eastern Interior	Gold, Copper, Silver	482	74,330	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	361	52,640	State Mining Claims
			1,334	206,550
Joint Venture Company (30.0% Interest):
Tetlin-Village	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,430	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	30	2,580	State Mining Claims
			159	688,010

Strategy

Retaining Proven Executive Leadership.  Effective as of January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company.  Mr. Van Nieuwenhuyse will perform the functions of the Company’s principal executive officer.  Also effective on January 6, 2020, the size of the Board was increased from four to five directors with Mr. Van Nieuwenhuyse appointed to the Board to fill the vacancy created by the increase.  Mr. Van Nieuwenhuyse, 65, previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012 until December 2019. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc.  In December 2020, Mr.  Van Nieuwenhuyse hired two employees to assist with the execution and field management of the Company's exploration of its 100% owned properties.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of June 30, 2021, the Company’s directors and executives beneficially own approximately 23.5% of the Company’s Common Stock. An additional 11.8% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Acquiring exploration properties.  The Company anticipates from time to time acquiring additional properties in Alaska for exploration, subject to the availability of funds. The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements.

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

Government Regulation

The Company and the Joint Venture Company’s mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, the Tetlin Lease is located on land leased from the Tetlin Tribal Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except to the extent those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. The Company believes that the Joint Venture Company will continue to use its best efforts to ensure that it is in compliance with all applicable laws and regulations, but the denial of permits required to explore for or mine ore may prevent it from realizing any revenues arising from the presence of minerals on its properties.

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

Hard Rock Exploration Permits and Temporary Water Use Permits covering past and planned activities on the Manh Choh Joint Venture Property were issued by the Alaska Department of Natural Resources to the Company and the Joint Venture Company and consist of the following multi-year permits:

1.

Alaska Hard Rock Exploration and Reclamation Permit #2626 covering exploration drilling activities on the Tetlin Lease. This permit now extends through December 31, 2025. Each year during the term of the permit, the Joint Venture Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

2.

Alaska Temporary Water Use Permit F2020-093, allowing a maximum withdrawal of 12,000 gallons per day.  The permit expires December 31, 2025. These water use authorizations are specific to Alaska Hard Rock Exploration permit #2626.

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

The above referenced State of Alaska permits were issued to the Company and assigned to the Joint Venture Company to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Joint Venture Company will require additional permits from the State of Alaska for the remainder of the 2021 calendar year. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

The Joint Venture Company also has received a Nationwide Permit #6, Permit #POA-2013-286, from the U.S. Department of the Army Corps of Engineers with respect to the Joint Venture Company’s intended drilling and access-related disturbances on wetlands within the Tetlin Lease, which is valid through December 31, 2022. However, such lands were classified as wetlands more than 20 years ago and much of the land covered by such permit has since been burned by natural wildfires. As a consequence of the wildfires and natural habitat changes that have taken place since the wildfires, the Manh Choh Joint Venture Property may no longer be considered wetlands according to Corps of Engineers guidelines.

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

Employees

The Company has six full-time employees. Rick Van Nieuwenhuyse, its President and Chief Executive Officer is responsible for the management of the Company. Brad Juneau serves as the Company’s Executive Chairman. Leah Gaines is the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company.  The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Joint Venture Company utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Position
Brad Juneau	61	Executive Chairman
Rick Van Nieuwenhuyse	65	President, Chief Executive Officer, and Director
Leah Gaines	45	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	72	Director
Joseph G. Greenberg	60	Director
Richard Shortz	76	Director

Brad Juneau. Mr. Juneau, the Company’s co-founder, currently serves as the Company’s Executive Chairman and served as President and Chief Executive Officer of the Company from December 2012 to January 6, 2020. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company’s co-founder, Mr. Kenneth R. Peak received a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of Juneau Exploration L.P. (“JEX”), an oil and gas exploration and production company. Prior to forming JEX in 1998, Mr. Juneau served as Senior Vice President of Exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as Staff Petroleum Engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University. Mr. Juneau previously served as a Director of Contango Oil & Gas from April 2012 to March 2014, and is currently a director of Talos Energy.

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

Our business could be adversely affected by a widespread outbreak of contagious disease, including the outbreak of the 2019 novel strain of coronavirus, causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. Through June 30, 2021, the spread of this virus and government responses have caused business disruption and are adversely affecting many industries. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. If a significant portion of our workforce, or the Joint Venture Company’s workforce becomes unable to work or travel to our operations or the Joint Venture Company’s operations, due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we, or the Joint Venture Company, may be forced to reduce or suspend operations at one or more properties, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our ability to raise additional capital, information systems and cyber security and risks relating to operations, impacts of governmental regulations, availability of infrastructure and employees and challenging global financial conditions.

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

Kinross will have discretion regarding the use and allocation of funds for further exploration of the Manh Choh Joint Venture Property.

Kinross is the Manager of the Joint Venture Company and has appointed two of the three designates to the Management Committee. The Company has appointed one designate to the Management Committee.  Kinross has a 70.0% membership interest in the Joint Venture Company, in accordance with the A&R JV LLCA, and, therefore, will continue to have the right to appoint two designates to the Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of the Joint Venture Company’s investments, which will include the level of expenditures.  As a result, Kinross has discretion regarding the use and allocation of funds for further exploration of the Manh Choh Joint Venture Property. The Company has limited ability to influence the decision of Kinross in its capacity as Manager, or as the party controlling the majority of the Management Committee.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Manh Choh Joint Venture Property and meet its funding obligations under the A&R JV LLCA.

   Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the operations of the Joint Venture Company in proportion to their respective membership interests in that company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Joint Venture Company may be limited. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Joint Venture Property. The Joint Venture Company currently does not  have any recurring source of revenue, and its only source of cash inflows are contributions received from KG Mining and the Company.  The Company currently does not have any recurring source of revenue.  As a result, the Company’s ability to contribute funds to the Joint Venture Company and retain its membership interest will depend on its ability to raise capital. The ability of the Company to arrange financing in the future will depend, in part, on the prevailing capital market conditions and the exploration results achieved at the Manh Choh Joint Venture Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Joint Venture Company, its membership interest in the Joint Venture Company would be diluted.

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

The Company must depend upon Kinross' management of the Joint Venture Company following termination of the Company’s third-party consulting agreements.

On September 29, 2014, the Company terminated its advisory agreement with JEX. In addition, the Company terminated its services agreements with Avalon and other parties. The Company has historically had part-time employees, none of whom are mineral geoscientists or have experience in the mining industry, and has previously depended upon third party consultants for the success of its exploration projects. The Company must now depend upon Kinross for its expertise in planning work programs, conducting field work, evaluating drilling results and preparing development programs.

There can be no assurance that Kinross will continue to fund the Joint Venture Company to continue exploration work.

Pursuant to the A&R JV LLCA, there is no requirement that Kinross contribute any future amounts to the Joint Venture Company to continue exploration work, and the Company will have limited funds to continue exploration of the Manh Choh Joint Venture Property, if Kinross fails to contribute additional amounts to the Joint Venture Company.

The Company’s interest in the Joint Venture Company may be reduced.

Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced.  Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Joint Venture Company may be limited.   On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   On June 22, 2021 the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting.  The Company would need to fund its share of the budget, approximately $5.5 million, to maintain its current level of interest in the Joint Venture Company. If the Company elects not to, or is unable to contribute its proportionate share of the approved exploration budget, its interest in the Joint Venture Company will be reduced.

Kinross has far greater technical and financial resources than the Company.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska.  Kinross has a market capitalization of approximately $7 billion. Because of its vastly superior technical and financial resources, Kinross may adopt budgets and work programs for the Joint Venture Company that the Company will be unable to fund in the time frame required, and its interest in the Joint Venture Company may be substantially diluted.

The A&R JV LLCA restricts the Company’s right to transfer or encumber its interests in the Joint Venture Company.

The A&R JV LLCA contains certain limitations on transferring or encumbering interests in the Joint Venture Company including any transfer that would cause termination of the Joint Venture Company as a partnership for Federal income tax purposes except none of the restrictions limit the transfer of any capital stock of the Company.

The  appointment of Kinross as Manager of the Joint Venture Company does not provide assurance that further exploration efforts will be successful.

The appointment of Kinross as Manager of the Joint Venture Company does not provide assurance that further exploration of the Manh Choh Joint Venture Property will be successful, any additional resource will be discovered or a commercial deposit of gold ore and associated minerals will be located. The results of any further exploration work will be assayed and analyzed to determine if additional work should be performed and additional funds expended.

The probability that an individual prospect will contain commercial grade reserves is extremely remote.

The probability of finding economic mineral reserves on the Manh Choh Joint Venture Property is extremely small. It is common to spend millions of dollars on an exploration prospect and complete many phases of exploration and still not obtain mineral reserves that can be economically exploited. Therefore, the possibility that the Manh Choh Joint Venture Property will contain commercial mineral reserves and that the Company will recover funds spent on exploration is extremely remote.

The price of gold and the gold mining industry are volatile and beyond the Company’s control.

Gold prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, the price of products that incorporate gold, global and regional demand and production, political and economic conditions and other factors.  A significant decline in the price of gold may result in the Company having to reassess the feasibility of its projects and could negatively affect the value of the Manh Choh Joint Venture Property and the Company’s securities.

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

The Company has no revenue to date from the Manh Choh Joint Venture Property, which may negatively impact the Company’s ability to achieve its business objectives.

Since the acquisition of the Manh Choh Joint Venture Property, the Company and the Joint Venture Company have conducted only exploration activities and to date none of the Joint Venture Company’s properties have any proven or probable reserves as defined by SEC Industry Guide 7. The Company’s ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company and the Joint Venture Company have carried on their business of exploring the Manh Choh Joint Venture Property at a loss since inception and expect that the Company and the Joint Venture Company will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond the Company’s control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Joint Venture Company cannot discover commercially viable deposits or commence actual mining operations, the Company and the Joint Venture Company may never generate revenues and may never become profitable.

The Company’s continued viability depends on the exploration, permitting, development and operation of the Manh Choh Joint Venture Property, which is the only material property of the Joint Venture Company.

The Joint Venture Company’s only material project at this time is the Manh Choh Joint Venture Property, which is in the exploration stage. The Company’s continued viability is based on successfully implementing its strategy, which will require the Joint Venture Company to perform appropriate exploratory and engineering work and evaluate such work, and the permitting and construction of a mine and processing facilities in a reasonable time frame.

The Manh Choh Joint Venture Property does not have any proven or probable reserves and the Joint Venture Company may never identify any commercially exploitable mineralization.

None of the Joint Venture Company’s properties have any proven or probable reserves as defined by SEC Industry Guide 7. To date, the Company and the Joint Venture Company have only engaged in exploration activities on the Manh Choh Joint Venture Property.  Accordingly, the Company does not have sufficient information upon which to assess the ultimate success of their exploration efforts. There is no assurance that the Joint Venture Company may ever locate any mineral reserves on the Manh Choh Joint Venture Property. Additionally, even if the Joint Venture Company finds minerals in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Joint Venture Company does not establish reserves, it might be required to curtail or suspend operations, in which case the market value of the Company’s common stock will decline, and you might lose all of your investment.

The Manh Choh Joint Venture Property is located in the remote regions of Alaska and exploration activities may be limited by weather and limited access and existing infrastructure.

The Joint Venture Company is focused on the exploration of its properties in the State of Alaska. The arctic climate limits many exploration and mining activities during certain seasons. In addition, the remote location of the properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which the Joint Venture Company can carry on exploration activities might increase the costs and time associated with our planned exploration activities and could negatively affect the value of the Manh Choh Joint Venture Property and the Company’s securities.

Concentrating capital investment in the Manh Choh Joint Venture Property in the State of Alaska increases exposure to risk.

The Company and the Joint Venture Company have focused their capital investments in exploring for gold and associated mineral prospects on the Manh Choh Joint Venture Property in the State of Alaska. However, the exploration prospects in Alaska may not lead to any revenues or the Joint Venture Company may not be able to drill for mineral deposits at anticipated costs due to financing, environmental or operating uncertainties. Should the Joint Venture Company be able to make an economic discovery on the Manh Choh Joint Venture Property, it would then be solely dependent upon a single mining operation for its revenue and profits. Because of this concentration in a limited geographic area, the success and profitability of our operations may be disproportionately exposed to regional factors relative to competitors that have more geographically dispersed operations.

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

The Company and the Joint Venture Company collectively hold approximately 220,000 acres in the form of State of Alaska unpatented mining claims for gold ore exploration. Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.  With respect to the Tetlin Lease, the Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Joint Venture Company and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Joint Venture Company, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement (the “Agreements”) that were approved by the Tetlin Tribal Council and the Native Village of Tetlin members.  The Agreements approved the assignment of the Tetlin Lease to the Joint Venture Company and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.  Nevertheless, a deficiency in title or claims by a third party may not be curable.  It does happen, from time to time, that the title to a property is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Joint Venture Company might not be able to proceed with exploration of the lease site or might incur costs to remedy a defect. It might also happen, from time to time, that the Joint Venture Company might elect to proceed with mining work despite any such deficiency or claim.

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

As of June 30, 2021, there were approximately 6.7 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 23.5% of our common stock, and The Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 11.8% of our common stock. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although our common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our common stock may be difficult to ascertain. Since the Company’s common stock is thinly traded (average trading volume of 458 shares of common stock per day for fiscal year 2021), the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The Company’s primary focus has historically been the exploration of a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) constituting the Manh Choh Joint Venture Property and almost all of the Company’s resources have been directed to that end. All significant work historically conducted by the Company has been directed at exploration of the Manh Choh Joint Venture Property and increasing understanding of the characteristics of, and economics of, any mineralization. The Company also separately owns the mineral rights to approximately 200,000 acres of State of Alaska mining claims for exploration, and has begun allocating more annual resources to the exploring those properties and other new opportunities.   There are no known quantifiable mineral reserves on the Manh Choh Joint Venture Property, the Contango Property or any of the Company’s other properties as defined by the SEC Industry Guide 7.

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

Lease with Tetlin Tribal Council

JEX entered into the Tetlin Lease with the Tetlin Tribal Council, effective as of July 15, 2008. In November 2010, the Tetlin Lease was assigned to the Company and in January 2015, the Tetlin Lease was assigned to the Joint Venture Company.  The Tetlin Lease’s current term extends to July 5, 2028, and for so long thereafter as the Joint Venture Company continues conducting exploration or mining operations on the Tetlin Lease.

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

State of Alaska Mining Claims

A listing of the Company and the Joint Venture Company’s State of Alaska unpatented mining claims as of June 30, 2021 for gold and associated minerals are listed in Exhibits 99.1, 99.3, 99.4, 99.5, 99.6, 99.8, and 99.9. These mining claims are not known to host quantifiable mineral reserves as defined by SEC Industry Guide 7.

Location of and Access to our Properties

The Manh Choh Joint Venture Property is located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 300 kilometers southeast of the city of Fairbanks and 20 kilometers southeast of Tok, Alaska. The Tetlin Lease covers an area measuring approximately 80 kilometers north-south by 60 kilometers east-west in eastern Interior Alaska.  The project is located 15 kilometers from the Alaskay Hwy and 400 kilometers from the Fort Knox Milling Complex.

The Manh Choh Joint Venture Property is accessible via helicopter and via road. The 23-mile long Tetlin Village Road is an all-weather gravel road connecting the village with the town of Tok on the Alaska Highway. The majority of our Manh Choh Joint Venture Property is accessible only via helicopter, although many winter trails exist in the Tetlin Hills and Mentasta Mountains in the northern and southwestern parts of the properties, respectively. Winter trails link Tetlin Village to the village of Old Tetlin and continue south to the Tetlin River airstrip, a 1,500 foot long unmaintained gravel strip located in the Tetlin River Valley. Winter trails also provide access to the Tuck Creek valley from the village of Mentasta on the Tok Cutoff Highway.

Two seasonal dirt roads have been permitted and constructed to allow surface access to the Chief Danny gold-copper-silver prospect in the northern Tetlin Hills. Both of these roads begin along the Tetlin Village Road and extend to the Chief Danny project and access to both roads is controlled by gates at their junction with the Tetlin Village Road.

The paved Alaska Highway passes near the northern edge of the Manh Choh Joint Venture Property as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village Road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Manh Choh Joint Venture Property are in Delta Junction, 107 road miles northwest of the Manh Choh Joint Venture Property and Glennallen, 138 road miles southwest of the Manh Choh Joint Venture Property. The Company does not have any plant or equipment at the Manh Choh Joint Venture Property, and relies on contractors for the Joint Venture Company to perform work. The Company does not believe the Manh Choh Joint Venture Property was explored for minerals prior to exploration activities of the Company and the Joint Venture Company.

The map below depicts the Manh Choh Joint Venture Property and the State Mining Claims owned by the Company:

Gold, Silver, and Copper Exploration

The Company owns 100% of approximately 200,000 acres of State of Alaska mining claims constituting the Contango Property and the Joint Venture Company leases the Manh Choh Joint Venture Property (an estimated 675,000 acres) and approximately 13,000 acres of State of Alaska Mining Claims for the exploration of gold and associated minerals, of which the Company owns 30.0%. To date, our exploration activity has been undertaken by the Joint Venture Company on the Manh Choh Joint Venture Property, with significantly less exploration work performed by the Company, through its subsidiaries, on the state mining claims of the Contango Property.  The Management Committee decided to release the Bush and West Fork state mining claims in September 2020.  The Shamrock claim area was acquired in March 2021.

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

On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   On June 22, 2021 the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting.  The Company’s proportionate share of the approved budget is approximately $5.5 million. As of June 30, 2021, the Company had funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund an approximately $3.0 million exploration program to explore for additional resources on 100%-owned Triple Z, Hona, and Eagle prospects in 2021, located immediately north and northwest of the Manh Choh project area.  Field work on the Eagle prospect began in July 2021.

From inception to June 30, 2021, the Joint Venture Company has incurred $59.9 million in exploration program expenditures.  As of June 30, 2021, the Company has contributed approximately $14.3 million in cash to the Joint Venture Company.  After the consummation of the Kinross Transactions, the Company holds a 30.0% membership interest in the Joint Venture Company, with KG Mining holding the other 70.0%.  Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Joint Venture Company plans to mine ore from the Peak and North Peak deposits and then transport the ore to the Kinross owned Fort Knox operation located 250 highway miles where the ore will be processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of the Manh Choh Joint Venture Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Manh Choh Joint Venture Property.

The exploration effort on the Tetlin Lease has resulted in identifying two mineral deposits (Main Peak and North Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Noah and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014 or 2020. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Manh Choh Joint Venture Property, and the Company and the Joint Venture Company are the only entities known to have conducted drilling operations on the Manh Choh Joint Venture Property.

The majority of the Manh Choh Joint Venture Property is hosted within the Yukon-Tanana Terrane (“YTT”), a regionally extensive package of metamorphic rocks. Rocks of the YTT on the Manh Choh Joint Venture Property consist primarily of more deformed, higher temperature metamorphic rocks on the northern third of the project and less deformed, lower temperature metamorphic rocks to the south. Country rocks on the Manh Choh Joint Venture Property are intruded by granitic rocks that have not been well mapped.  Large-scale structural features within the Manh Choh Joint Venture Property are closely tied to movements along the Tintina-Kaltag and Denali-Farewell fault systems, two continental-scale faults between which are a series of district and prospect-scale northeast, northwest and east-west structures. Limited exposures in the northern half of the property make identification of these structures difficult. Prospect to hand-sample scale folding has been noted throughout the project area.

Although alpine glaciation has affected elevations above 4,500 feet on the southern edge of the Manh Choh Joint Venture Property, most of the Manh Choh Joint Venture Property escaped Pleistocene continental glaciation. However, due to its proximity to continental glaciers to the north and east, the Manh Choh Joint Venture Property was covered by a variable thickness of wind-blown silt ranging up to 10 meters thick. This extremely fine-grained, metal-barren silt effectively masks the geochemical signature of underlying bedrock containing gold-copper-silver mineralization. Following deposition of this silt layer, the Manh Choh Joint Venture Property was subject to an extensive period of surface weathering, which now extends 200-300 feet below surface.

From a regional perspective, the Manh Choh Joint Venture Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Manh Choh Joint Venture Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Manh Choh Joint Venture Property was unknown in Interior Alaska. Diamond drilling results from 2011 through 2018 have revealed the presence of a distinctive suite of elements and minerals at the Main Peak, North Peak and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. “ Skarn” is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Peak and North Peak Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

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

The Company has exploration targets that have not yet been drilled because the Company is waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska.  The Company has been working with the State and Federal agencies to prioritize this transfer because of the highly prospective drill-ready target.    Once the land transfer is completed, the Company plans to drill this well-defined porphyry copper-gold-silver-molybdenum target, potentially in late 2021.

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

Follow up field exploration for this early-stage project began in July 2021. Field crews have just finished a regional follow up sampling and mapping program and have collected approximately 2000 rock samples from out crops and hand dug trenches on the Eagle and Hona claims blocks.  Assay results should be available in the third calendar quarter of 2021.

Hona Prospect.  The Hona Prospect area is located on Alaska state mining claims approximately 25 kilometers west of the Main Peak deposit and is immediately adjoining the Eagle claim block.  A reconnaissance program was carried out on the Hona claim block in 2017, which consisted of 363 pan concentrate and 364 stream sediment samples.  Anomalous gold and copper values were found during the 2017 program and in 2019 when follow-up reconnaissance work was completed. This effort consisted of taking 615 rock chip samples and surface mapping.  The two programs identified three target areas, Hona 1, Hona 2 and Hona 3.  Exploration drilling in 2019, consisting of two core holes, totaling 1,301 meters, tested a portion of the Hona 2 target.  As part of the 2019 program, 1,006 line-km of helicopter-borne magnetic and VTEM survey was completed over a portion of the Hona Prospect.

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

During the 2021 field season, field crews collected approximately 2000 rock samples on the joint Eagle-Hona claims block.  Results should be available by the end of the third quarter of 2021.

Shamrock Prospect.  In early 2021, The Company staked the Shamrock prospect in the Richardson Mining District located in central Alaska right along the Alaska Hwy corridor approximately 70 miles from Fairbanks, Alaska.  The property includes a total of 361 Alaska state mining claims covering approximately 52,640 acres and gives the Company a dominant land position in the Richardson district (see the map below).  The property has excellent infrastructure being right along the Alaska Hwy and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property.  In addition, a high-voltage power line traverses along the southern property boundary. This electrical grid provides power to the Pogo gold mine operated by Northern Star Resources Limited which produced approximately 175,000 ounce of gold in 2020 and is located approximately 50 miles to the northeast of the Shamrock property.  During the 2021 field season field crews have collected approximately 900 soil and rock samples from the claim block.  Results are expected by the end of the third quarter of 2021.

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

The map below shows the location of the Shamrock Prospect:

N
True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
CONTANGO ORE
GOLD SILVER COPPER
Delta Junction
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles
Tok
Manh Choh

Joint Venture Company

Chief Danny Prospect Area.  The Chief Danny Prospect Area currently is the most advanced exploration target on the Tetlin Lease and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Connector Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak/Blue Moon) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and Connector Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through July 30, 2021, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,004	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,079	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	32,207	—	—
		50,674	3,194	7,211	1,318	1,501	331,119	7,586	2,330

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

Explanation
Drill collar - 2019
Drill collar - 2015-2018
Drill collar - pre 2015
Road
19449
North Saddle
2 O'clock
Mohawk
North Peak
19448
19446
East Peak
19447
Main Peak
0 150 300
Meters

The image below includes the Manh Choh project and surrounding targets:

The image below shows the approximate location of in-fill, geotechnical, hydrological and metallurgical drill holes during the $18 million 2021 Peak Gold, LLC program.  The objective of the program is to advance the feasibility study and permitting for the Peak and North Peak deposits.

2021 Drilling Program.  Through June 30, 2021, the Joint Venture Company has spent approximately $9.2 million on drilling, environmental and permitting work, engineering studies, community relations, and other related work.  The Joint Venture Company's 2021 drilling program began in late February 2021.  Since drilling commenced, the Joint Venture Company has completed the geotechnical drilling that it began in the last quarter of 2020.  The geotechnical information collected will be incorporated into the overall pit design and mine plan.  The Joint Venture Company also completed 32,207 core ft. of in-fill drilling, condemnation drilling, exploration, and drilling of a monitoring well.

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

The map below shows the location of the 2020 and 2021 drilling program:

Geochemical Analysis and Security

All samples from the Phase II and III 2017 program, Phase I 2018 program, and the 2019 program were prepared for assay by Bureau Veritas Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion.  All samples collected in the Phase II and III 2017, Phase I 2018, and the 2019 program were cataloged in the field and shipped via ground transport directly to Bureau Veritas Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Manh Choh Joint Venture Property followed industry accepted procedures for sample preparation, analysis and security.

All samples from the 2020 and 2021 programs were prepared and analyzed by ALS Minerals.  Receipt and sample preparation was performed at their facilities in Fairbanks, Alaska, and Whitehorse, Yukon.  A third-party expeditor was contracted to move the samples from Tok to the ALS Minerals sample preparation facilities, in Fairbanks, Alaska and Whitehorse, Yukon. Pulps samples were analyzed at both the Reno, Nevada, and Vancouver, British Columbia laboratories.  Analytical work consisted of; gold by fire assay, with an atomic absorption (AA) finish, gold by fire assay with gravimetric finish, for all assays greater than 5 ppm Au, multi-element determination for 34 elements by 4-acid digest and inductively coupled plasma-atomic emission spectroscopy (ICP-AES).  A subset of samples were selected for carbonate determination, by perchloric acid and coulometric titration.  Samples were collected at the leased warehouse in Tok, Alaska.

Sampling, Analysis and Security

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

During 2020 and 2021, prior to shipping, reverse circulation and drill core samples staff inserted blanks and standards at a rate of 5% and collected field duplicates at a rate of 3% of total sample volume.  ALS Minerals collected and analyzed 0.5% of samples as crush duplicates and 2% of samples as pulp duplicates, per the sample preparation procedures.  Blank material was sourced of Brown’s Hill Quarry Basalt.  Certified reference material (CRM) for gold were sourced from OREAS, as prepackaged 60 g satchets.  For the 23 different CRM materials used, the gold concentration, ranged from 0.016 ppm to 7.66 ppm Au.  The quality assurance/quality control procedure was completed by Kinross staff.

Acquisition of Other Properties

The Company and the Joint Venture Company anticipates from time to time acquiring additional properties in Alaska for exploration, subject to the availability of funds. The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements.

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

As of June 30, 2021, there were 6,675,746 shares of Contango ORE, Inc. common stock outstanding held by approximately 63 registered shareholders.

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

The following table sets forth information about the Company’s equity compensation plans at June 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	100,000	$14.50	260,927
Equity compensation plans not approved by security holders	—	—	—

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

In November 2019, the Company granted 158,000 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of  June 30, 2021, there were 158,000 shares of such restricted stock that remained unvested.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The shares of restricted stock vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.  Of the restricted stock issued, 37,500 shares vested on January 6, 2021, and as of June 30, 2021, 37,500 shares of such restricted stock remain unvested.

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares will vest in January 2022.  As of June 30, 2021, all 205,833 shares of restricted stock granted in December 2020 remained unvested.

As of June 30, 2021, the total compensation cost related to unvested restricted stock awards not yet recognized was $3,435,316. The remaining costs will be recognized over the remaining vesting period of the awards.

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

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in a private placement (the “2021 Private Placement”) to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  The shares sold in the 2021 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any of the rights under the Registration Rights Agreement.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.

The table below lists the current options outstanding for the Company:

Option Awards
Period Granted	Options Granted	Weighted Average Exercise Price	Vesting Period (2)	Expiration Date
January 2020 (1)	100,000	$14.50	Vests over two years	January 2025

(1) The Company granted 100,000 stock options to its President and CEO, upon hire, during the third quarter of fiscal year 2020.  None of these options have been exercised as of June 30, 2021.

(2) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest.

There were no stock option exercises during the fiscal years ended June 30, 2021 or June 30, 2020.

Item 6.     SELECTED FINANCIAL DATA

Not applicable.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

The Company was formed on September 1, 2010 as a Delaware corporation. The Company engages in exploration for gold, silver, and copper ores in Alaska. The Company's largest asset is a 30.0% membership interest in Peak Gold, LLC, which leases approximately 675,000 acres from the Tetlin Tribal Council and owns approximately 13,000 State of Alaska mining claims for exploration and development through its wholly-owned subsidiary, CORE Alaska, LLC. The Company’s wholly-owned subsidiary, Contango MineralsAlaska, LLC, owns 100% interest in the mineral rights to approximately 200,000 acres of State of Alaska mining claims located north and northwest of the Manh Choh Joint Venture Property.  As of June 30, 2021 the Company had approximately $35.2 million in cash and is actively working to acquire additional properties in Alaska for exploration.  The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration.

Neither the Company nor the Joint Venture Company has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Joint Venture Company has generated any revenue from mineral sales or operations. Neither the Company nor the Joint Venture Company has any recurring source of revenue other than the Company and Royal Gold’s contributions to the Joint Venture Company. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration and working capital requirements. In the future, the Joint Venture Company may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Joint Venture Property. The Company does not expect the Joint Venture Company to generate revenue from mineral sales in the foreseeable future. If the Manh Choh Joint Venture Property fails to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

General and Administrative Expense. General and administrative expense for the fiscal year ended June 30, 2021 and 2020 were $10,362,281 and $5,594,995, respectively. Current year general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll, and stock-based compensation expense. The current year increase is the result of non-recurring legal and transaction related fees associated with the CORE Transactions, 2020 Private Placement, the 2021 Private Placement, and other strategic corporate activities of approximately $3.2 million and payroll and benefit related fees of $1.2 million.  Payroll and benefit related fees increased because in December 2020, the Company added two new employees, and the Company’s executives that previously provided services to the Company via the Management Services Agreement with JEX, began receiving compensation and benefits directly from the Company, and the management fee under the Management Services Agreement with JEX was reduced.  The Company also paid its executives bonuses totaling $0.5 million in December 2020.  We recognized $3.9 million and $3.4 million of non-cash stock-based compensation expense for the fiscal years ended June 30, 2021 and 2020, respectively, related to restricted stock and options granted to our officers and directors in December 2020, January 2020, November 2019, November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014 all pursuant to either the Amended Equity Plan or the 2010 Plan.

Loss from Equity Investment in the Joint Venture Company.  The loss from the Company’s equity investment in the Joint Venture Company for the fiscal year ended June 30, 2021 and 2020 was $3,861,252 and $3,720,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Joint Venture Company to avoid dilution.  The Company invested $3,861,252 in the Joint Venture Company during the year ended June 30, 2021, and $3,720,000 during the year ended June 30, 2020.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to June 30, 2021 are $23.0 million.

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

Income Tax Benefit/(Expense).   The Company recognized an income tax expense of $1.3 million for the year ended June 30, 2021, compared to $0 for the year ended June 30, 2020.  The Company is forecasting book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions in the first quarter of fiscal year 2021.   All subsequent quarters of fiscal year 2021 had a net loss.  The Company had a net loss in all quarters of fiscal year June 30, 2020.

Liquidity and Capital Resources

Prior to the formation of the Joint Venture Company, the Company’s primary cash requirements were for exploration-related expenses.  Since the formation of the Joint Venture Company, the Company’s primary cash requirements have been for general and administrative expenses and capital calls from the Joint Venture Company for the Manh Choh Property.  Prior to the Kinross Transactions, the Company’s sources of cash have been from Common Stock offerings. In conjunction with the Kinross Transactions, the Company received $32.4 million and 809,744 shares of the Company’s Common Stock.  The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company.  Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire impact of those royalty payments due from the Joint Venture Company.

As of June 30, 2021, the Company had approximately $35.2 million of cash.   On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   On June 22, 2021 the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting.  The Company’s proportionate share of the approved budget is approximately $5.5 million.  As of June 30, 2021, the Company has funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund an approximately $3.0 million exploration program to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Manh Choh project area, and to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources.    Due to cash received in the Kinross Transaction and the capital raise completed in September 2020, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Joint Venture Company, exploration of the Contango Property,  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 (the “Purchase Agreements”) for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in a private placement (the “2021 Private Placement”) to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  The shares sold in the 2021 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any of the rights under the Registration Rights Agreement.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2021 Private Placement.

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

The Company received $32.4 million in cash consideration in conjunction with the Kinross Transactions.  Of the $32.4 million, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Joint Venture Company.  Pursuant to Article IV of the A&R JV LLCA, if the Joint Venture Company is dissolved, or the Company’s membership interest in the Joint Venture Company falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2021, held a 30.0% ownership interest in the Joint Venture Company. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company, therefore the Company’s investment in the Joint Venture Company as of June 30, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods. The audited financial statements of the Joint Venture Company as of and for the six months ended December 31, 2020 are filed as an exhibit to this Form 10-K.

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

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of June 30, 2021, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control procedures from time to time in the future.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2021.

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

The consolidated financial statements of the Company are set forth in pages 39 to 59 of this Form 10-K. The financial statements of the Joint Venture Company, Peak Gold, LLC, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
2.1	Purchase Agreement, dated as of September 29, 2020, by and among CORE Alaska, LLC, Contango ORE, Inc. and Skip Sub, Inc. (Filed as Exhibit 2.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).
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
4.1

Form of Certificate of Contango ORE, Inc. Common Stock (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

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
4.5

Rights Agreement, dated as of December 20, 2012, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.6

Amendment No. 1 to Rights Agreement, dated as of March 21, 2013, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2013).

4.7

Amendment No. 2 to Rights Agreement, dated as of September 29, 2014, between Contango ORE, Inc. and Computershare Trust Company,. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

4.8

Amendment No. 3 to Rights Agreement, dated as of December 18, 2014, between Contango ORE, Inc and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2014).

4.9

Amendment No. 4 to Rights Agreement, dated as of November 11, 2015, between Contango ORE, Inc and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2015, as filed with the Securities and Exchange Commission on November 12, 2015).

4.10	Amendment No. 5 to Rights Agreement, dated as of April 22, 2018, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2018).
4.11	Amendment No. 6 to Rights Agreement, dated as of November 21, 2019, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2019).
4.12	Amendment No. 7 to Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A. as Rights Agent (Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.13	Rights Agreement, dated September 23, 2020 between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.14	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the several purchasers named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017).
4.15	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the investors named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).
4.16	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).
4.17	Description of Securities.*
10.1

Form of 2010 Equity Compensation Plan (Filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

10.2

Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc. (Filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

10.3	Separation and Distribution Agreement, dated as of September 29, 2020, by and among Peak Gold, LLC, Contango Minerals Alaska, LLC, Contango ORE, Inc., CORE Alaska, LLC, Royal Gold, Inc. and Royal Alaska, LLC (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).
10.4	Option to Purchase State Mining Claims, dated as of September 29, 2020, by and between Contango Minerals Alaska, LLC and Peak Gold, LLC (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).
10.5	Stock Purchase Agreement dated as of June 14, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).
10.6	Stock Purchase Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).
10.7

Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014 (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

10.8	Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016 (Filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016).
10.9	Amended and Restated Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration L.P., dated November 20, 2019 (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2019).
10.10	Second Amended and Restated Management Services Agreement, dated as of December 11, 2020, between Contango ORE, Inc. and Juneau Exploration, L.P. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).
10.11	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).
10.12	First Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2019).
10.13	Peak Gold, LLC Limited Liability Company Agreement, dated as of January 8, 2015, between CORE Alaska, LLC and RG Alaska, LLC (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2015).
10.14	Amended and Restated Limited Liability Company Agreement of Peak Gold, LLC, dated as of October 1, 2020, by and between CORE Alaska, LLC and Skip Sub, Inc. (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).
10.15	Amendment No. 1 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of November 10, 2017 between CORE Alaska, LLC and Royal Alaska, LLC (Filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2017, as filed with the Securities and Exchange Commission on November 30, 2018).
10.16	Amendment No. 2 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of January 18, 2019 between CORE Alaska, LLC and Royal Alaska, LLC (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2019).
10.17	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau † (Filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019).
10.18	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Leah Gaines † (Filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019).
10.19

Form of Amendment to Retention Agreement, between Contango ORE, Inc. and each officer or employee party thereto †

(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 11, 2020).

10.20

Offer Letter to Rick Van Nieuwenhuyse, dated January 6, 2020.†

(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020).

10.21	First Amendment to Offer Letter to Rick Van Nieuwenhuyse, dated December 11, 2020. † (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).
10.22

Incentive Stock Option Agreement between Contango ORE, Inc. Rick Van Nieuwenhuyse, dated January 6, 2020 †

(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020).

10.23

Restricted Stock Option Award Agreement between Contango ORE, Inc. Rick Van Nieuwenhuyse, dated January 9, 2020 †

(Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2020).

10.24	Form of Restricted Stock Award Agreement † (Filed as Exhibit 10.4 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).
10.25

Retention Payment Agreement dated June 10, 2020, between Contango ORE, Inc. and Rick Van Nieuwenhuyse. †

(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2020).

10.26

Contango ORE, Inc. Short Term Incentive Plan, for the benefit of Rick Van Nieuwenhuyse, dated June 10, 2020. †

(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 22, 2020).

14.1	Code of Ethics (Filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012).
14.2	Corporate Code of Business Conduct and Ethics of Contango ORE, Inc. (Filed as Exhibit 14.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).
21.1	List of Subsidiaries.*
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of December 31, 2020.*
31.1	Section 302 CEO Certification. *
31.2	Section 302 CFO Certification. *
32.1	Section 906 CEO Certification. *
32.2	Section 906 CFO Certification. *
99.1

Original Schedule of Gold Properties (Excluding Tetlin Lease) (Filed as Exhibit 99.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011).

99.2

Original Schedule of REE Properties (Filed as Exhibit 99.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 19, 2011).

99.3

Schedule of Revised TOK Claims

(Filed as Exhibit 99.3 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013).

99.4

Schedule of Bush Claims

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

Schedule of ADC 2 Claims

(Filed as Exhibit 99.7 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013).

99.7

2011 Report of Behre Dolbear & Company (USA)

(Filed as Exhibit 99.3 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2011, as filed with the Securities and Exchange Commission on February 6, 2012).

99.8

Schedule of Noah Claims (Filed as Exhibit 99.8 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 15, 2017).

99.9	Schedule of Shamrock Claims.*
99.10

Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto

(Filed as Exhibit 99.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

99.11	Audited Financial Statements of Peak Gold, LLC as of December 31, 2020.*
101	Interactive Data Files*

*	Filed herewith
†	Management contract or compensatory plan or agreement

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

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Cheif Executive Officer	August 30, 2021
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/LEAH GAINES	Vice President, Chief Financial Officer, Chief Accounting Officer , Treasurer	August 30, 2021
LEAH GAINES	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Executive Chairman and Director	August 30, 2021
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	August 30, 2021
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	August 30, 2021
JOSEPH G. GREENBERG

/s/ RICHARD SHORTZ	Director	August 30, 2021
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Significant Unusual Transaction

As described in note 7, on September 29, 2020, the Company and its subsidiary, CORE Alaska, LLC, and a wholly-owned subsidiary of Kinross Gold Corporation, entered into a purchase agreement in which CORE Alaska, LLC sold a 30.0% membership interest in the Peak Gold, LLC joint venture company to the subsidiary of Kinross Gold Corporation (the “CORE Transactions”). For the Peak Gold, LLC joint venture interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s own common stock. Of the $32.4 million cash consideration received, $1.2 million constituted a reimbursement prepayment for the Company’s portion of potential future royalty payment obligations. The Company recorded the $32.4 million cash proceeds and the 809,744 shares of the Company’s common stock at fair value and recognized a gain on sale of $39.6 million.

In conjunction with the CORE Transactions, through a series of legal transactions, the Company (through a subsidiary) obtained sole control of approximately 167,000 acres of Alaska State mining claims (collectively, the “Transactions”). These claims have been recorded at a book value of zero as that was the historical book value on the date which full control of the claims was obtained, and fair value could not be measured. In consideration for full control of these claims, the Company granted Royal Gold Corporation new royalties from certain production that may be generated from these claims.

We identified management’s accounting and reporting of the Transactions as a critical audit matter. Auditing the Company’s accounting for the Transactions was complex due to the significant judgment used by management in determining the proper accounting treatment for the unique terms and conditions of the agreements, including the valuation of the consideration received and the estimated income tax impact. This in turn required a high degree of auditor judgment and an increased effort when performing audit procedures to evaluate the reasonableness of management’s accounting conclusions, valuation of the consideration received, the income tax impact and the related presentation and disclosure of the Transactions in the consolidated financial statements.

The primary procedures we performed to address this critical audit matter included:

·	Assessing the significant terms and provisions of the Transactions for the appropriate accounting treatment to evaluate management’s conclusion of the appropriate accounting treatment.
·

Testing the appropriateness of the methodology and assumptions used in the calculation of the fair value of the consideration transferred. This included using our internal valuation specialist to evaluate the reasonableness of the fair value calculated by management as well as evaluating key inputs, data and assumptions used in the calculation.

·	Recalculating the gain on the Transactions, including assessing the completeness and accuracy of the data used in the calculation.
·	Utilizing our internal tax specialist in evaluating the appropriateness of the income tax accounting impact from the Transactions.
·	Evaluating the completeness and accuracy of the presentation and disclosures of the Transactions.

/s/ Moss Adams LLP

Houston, Texas

August 30, 2021

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$35,220,588	$3,011,918
Prepaid expenses and other	515,635	72,244
Income tax receivable	198,126	—
Total current assets	35,934,349	3,084,162

LONG-TERM ASSETS:
Investment in Peak Gold, LLC (NOTE 8)	—	—
Property, plant, & equipment	36,531	—
Total long-term assets	36,531	—

TOTAL ASSETS	$35,970,880	$3,084,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,268	$83,158
Accrued liabilities	195,837	1,006,237
Total current liabilities	222,105	1,089,395

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	—
Total non-current liabilities	1,200,000	—

TOTAL LIABILITIES	1,422,105	1,089,395

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,675,746 shares issued and outstanding as of June 30, 2021; 6,590,113 shares issued and 6,557,239 outstanding at June 30, 2020	66,757	65,901
Additional paid-in capital	69,509,606	61,302,249
Treasury stock at cost (0 at June 30, 2021; and 32,874 shares at June 30, 2020)	—	(476,672)
Accumulated deficit	(35,027,588)	(58,896,711)
SHAREHOLDERS’ EQUITY	34,548,775	1,994,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,970,880	$3,084,162

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2021	2020
EXPENSES:
Exploration expense	$(299,897)	$—
General and administrative expense	(10,362,281)	(5,594,995)
Total expenses	(10,662,178)	(5,594,995)

OTHER INCOME/(EXPENSE):
Interest income	1,570	74,954
Loss from equity investment in Peak Gold, LLC	(3,861,252)	(3,720,000)
Gain on sale of a portion of the equity investment in Peak Gold, LLC	39,692,857	—
Total other income/(expense)	35,833,175	(3,645,046)

INCOME/(LOSS) BEFORE INCOME TAXES	25,170,997	(9,240,041)
Income tax expense	(1,301,874)	—
NET INCOME/(LOSS)	$23,869,123	$(9,240,041)
NET INCOME/(LOSS) PER SHARE
Basic	$3.82	$(1.43)
Diluted	$3.82	$(1.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,250,894	6,475,795
Diluted	6,253,661	6,475,795

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$23,869,123	$(9,240,041)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	3,892,883	3,368,916
Loss from equity investment in Peak Gold, LLC	3,861,252	3,720,000
Gain on sale of a portion of the equity investment in Peak Gold, LLC	(39,692,857)	—
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other	(443,391)	88,951
Increase/(decrease) in accounts payable and other accrued liabilities	(867,290)	670,106
Increase in income tax receivable	(198,126)	—
Increase in advance royalty reimbursement	1,200,000	—
Net cash used in operating activities	(8,378,406)	(1,392,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(3,861,252)	(3,720,000)
Acquisition of property, plant, & equipment	(36,531)	—
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	31,250,000	—
Net cash provided/(used) by investing activities	27,352,217	(3,720,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(876,551)	(476,672)
Cash proceeds from capital raises, net	14,111,410	—
Net cash provided/(used) in financing activities	13,234,859	(476,672)

NET INCREASE/(DECREASE) IN CASH	32,208,670	(5,588,740)
CASH, BEGINNING OF PERIOD	3,011,918	8,600,658
CASH, END OF PERIOD	$35,220,588	$3,011,918

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$1,500,000	$—
Non-cash investing activities:
Shares received from partial sale of the investment in Peak Gold, LLC and retired	$8,442,857	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at June 30, 2019	6,357,113	$63,571	$57,935,663	$—	$(49,656,670)	$8,342,5642
Stock-based compensation	—	—	3,368,916	—	—	3,368,916
Restricted shares activity	233,000	2,330	(2,330)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(476,672)	—	(476,672)
Net loss	—	—	—	—	(9,240,041)	(9,240,041)
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	3,892,883	—	—	3,892,883
Restricted shares activity	205,833	2,058	(2,058)	—	—	—
Issuance of common stock	689,544	6,895	12,914,886	1,353,223	—	14,275,004
Cost of common stock issuance	—	—	(163,594)	—	—	(163,594)
Shares received from partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)	—	—	(8,442,857)
Treasury shares withheld for employee taxes	—	—	—	(876,551)	—	(876,551)
Net income	—	—	—	—	23,869,123	23,869,123
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold, silver and copper ores in Alaska. The Company’s wholly-owned subsidiary, CORE Alaska, LLC (“CORE Alaska”) has a 30.0% membership interest in Peak Gold, LLC (the “Joint Venture Company”), which leases approximately 675,000 acres from the Tetlin Tribal Council (the "Tetlin Lease") and approximately 13,000 State of Alaska mining claims for exploration and development.  The Company's wholly-owned subsidiary, Contango Minerals, LLC (“Contango Minerals”) also owns 100% interest in the mineral rights to approximately 200,000 acres of State of Alaska mining claims located north and northwest of  the Tetlin Lease.  During the first calendar quarter of 2021, the Company staked a new property called Shamrock in the Richardson Mining District located in central Alaska, along the Alaska Hwy corridor approximately 70 miles from Fairbanks, Alaska. The property includes a total of 361 Alaska state mining claims covering approximately 52,640 acres.

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

Prior to the Kinross Transactions, the Joint Venture Company, the Company, Contango Minerals, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals and contributed approximately 167,000 acres of Alaska state mining claims to it and a 1.0% net smelter returns royalty interest on certain of the contributed Alaska state mining claims. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting to Royal Gold a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and also transferring the additional 1.0% net smelter returns royalty on the contributed Alaska state mining claims to Royal Gold and (ii) assigning 100% of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

In connection with the Separation Agreement, the Joint Venture Company and Contango Minerals entered into an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  Subject to the conditions in the Option Agreement, the Joint Venture Company had the right to exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Joint Venture Company exercised this option in whole in June 2021 and paid the Company, $50,000.

In February 2021, the Village of Tetlin Tribal Council approved a new name, “The Manh Choh Project,” for the Peak Gold Joint Venture.  The renaming was a result of close consultation with the local Upper Tanana Athabascan Village of Tetlin on whose land the project is situated.  The name ‘Manh Choh’ (“mon-CHO”) can be translated from the Upper Tanana Athabascan language to “Big Lake,” referring to the nearby Tetlin Lake, a site of high cultural and subsistence significance for the community.

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

On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   On June 22, 2021 the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting.  The Company’s proportionate share of the approved budget is approximately $5.5 million.   As of June 30, 2021, the Company had funded approximately $2.5 million to the Joint Venture Company during calendar year 2021.  In addition, the Company plans to fund an approximately $3.0 million exploration program to continue its exploration efforts on its earlier stage Eagle and Hona projects located immediately north of the Manh Choh project area, and to explore for additional resources on 100%-owned Triple Z prospect in late 2021, focused on the areas immediately adjacent to the known Joint Venture Company resources.   Field activities began on the Eagle/Hona prospect in July 2021.

The Company’s 30.0% membership interest in the Joint Venture Company, its ownership of Contango Minerals, and cash on hand constitute substantially all of the Company’s assets. The Company has no debt.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company expects that its ongoing cash requirements will be related to exploration expenses on its 100% owned State Mining claims, general and administration expenses, and funding cash calls from the Joint Venture Company. The Company's sources of cash have historically been from common stock offerings.  The Company believes that its current cash balances will be sufficient to meet its working capital requirements for the next twelve months from the date of this report.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash.  Cash consist of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of June 30, 2021, and 2020.

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

Investment in the Joint Venture Company. The Company’s consolidated financial statements include the investment in the Joint Venture Company, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Joint Venture Company on June 30, 2021 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Joint Venture Company exceed the historical cost of the assets contributed to the Joint Venture Company; therefore, the Company’s investment in the Joint Venture Company as of June 30, 2021 and June 30, 2020 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Joint Venture Company in future periods.

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

4. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $515,635 and $72,244 as of June 30, 2021 and 2020, respectively.  Current year prepaids and other assets primarily relate to prepaid claim rentals, prepaid insurance, and capitalized legal fees.  Prepaid expenses during the year ended June 30, 2020 related primarily to prepaid management fees and insurance costs.

5. Loss Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of common stock is presented in the tables below:

	Fiscal Year Ended
	June 30, 2021	June 30, 2020
Net income/(loss) attributable to common stock	$23,869,123	$(9,240,041)
Weighted average shares for basic EPS	6,250,894	6,475,795
Effect of dilutive securities	2,767	—
Weighted average shares for diluted EPS	6,253,661	6,475,795
Basic EPS	$3.82	$(1.43)
Diluted EPS	$3.82	$(1.43)

There were 100,000 options and no warrants outstanding as of June 30, 2021 and June 30, 2020, respectively.  The 100,000 options were not included in the computation of diluted earnings per share for the fiscal year ended June 30, 2020, due to being anti-dilutive.

6. Shareholders’ Equity

On December 11, 2020, at the Annual Meeting, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 30,000,000 shares to 45,000,000 shares.  The Company has 15,000,000 authorized shares of preferred stock. As of June 30, 2021, the Company had 6,675,746 shares of Common Stock outstanding, including 401,333 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 Private Placement as described below and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of June 30, 2021, the Company also had outstanding options to purchase 100,000 shares of Common Stock of the Company.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between December 2021 and December 2023.

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 (the “Purchase Agreements”) for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in a private placement (the “2021 Private Placement”) to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  The shares sold in the 2021 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any of the rights under the Registration Rights Agreement.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2021 Private Placement.

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

7. Sales Transaction with KG Mining

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining, entered into the CORE Purchase Agreement pursuant to which CORE Alaska sold a 30.0% membership interest in the Joint Venture Company to KG Mining. The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of Common Stock. The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of silver royalty payments that the Joint Venture Company may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Joint Venture Company.

Concurrently with the CORE Purchase Agreement, KG Mining acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC , which held a 40.0% membership interest in the Joint Venture Company and (ii) 809,744 shares of Common Stock held by Royal Gold.  After the consummation of the Kinross Transactions, CORE Alaska retains a 30.0% membership interest in the Joint Venture Company. KG Mining now holds a 70.0% membership interest in the Joint Venture Company and serves as the manager and operator of the Joint Venture Company. KG Mining and CORE Alaska entered into the A&R JV LLCA on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Joint Venture Company to further develop and produce from its properties.

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

The Company recorded a non-current liability totaling $1.2 million associated with the cash received for the reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Joint Venture Company may be obligated to pay Royal Gold.  The liability arises, because pursuant to Article IV of the A&R JV LLCA, if the Joint Venture Company is dissolved, or the Company’s membership interest in the Joint Venture Company falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

Immediately prior to the Kinross Transactions, the Joint Venture Company, Contango Minerals, the Company, CORE Alaska, Royal Gold and Royal Alaska entered into the Separation Agreement. Pursuant to the Separation Agreement, the Joint Venture Company completed the formation of Contango Minerals, and contributed approximately 167,000 acres of Alaska state mining claims to it, and retained an additional 1.0% net smelter returns royalty interest on certain of the contributed Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Joint Venture Company made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting to Royal Gold a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and also transferring the additional 1.0% net smelter returns royalty described above on the contributed Alaska state mining claims to Royal Gold (bringing the total net smelter royalty due to Royal Gold to 3%) and (ii) assigning one hundred percent (100%) of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

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

In connection with the Separation Agreement, the Joint Venture Company and Contango Minerals entered into the Option Agreement. Under the Option Agreement, Contango Minerals granted the Joint Venture Company an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  The signing of the Option Agreement did not result in any accounting implications for the Company.  The Joint Venture Company exercised the option in whole in June 2021, and paid the Company $50,000.  The $50,000 payment was recorded to income.

On October 1, 2020, CORE Alaska and KG Mining entered into the A&R JV LLCA. The A&R JV LLCA supersedes and replaces in its entirety the Limited Liability Company Agreement of the Joint Venture Company, dated as of January 8, 2015, as amended. The A&R JV LLCA is the operating agreement for the Joint Venture Company and provides for understandings between the members with respect to matters regarding percentage ownership interests, governance, transfers of ownership interests and other operational matters.  CORE Alaska and KG Mining will be required, subject to the terms of the A&R JV LLCA, to make additional capital contributions to the Joint Venture Company for any approved programs budgets in accordance with their respective percentage membership interests.

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

8. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Joint Venture Company which was approximately $1.4 million.  As of June 30, 2021, the Company has contributed approximately $15.7 million to the Joint Venture Company.  KG Mining acquired 70% of the Joint Venture Company on September 30, 2020 in connection with the Kinross Transactions.  As of June 30, 2021, the Company held a 30.0% membership interest in the Joint Venture Company.

The following table is a roll-forward of our investment in the Joint Venture Company from January 8, 2015 (inception) to June 30, 2021:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance at June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at June 30, 2021	$—

In conjunction with the CORE Transactions, and Kinross assuming the role of manager of the Joint Venture Company, the Joint Venture Company converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed financial statements presented below have been converted from IFRS to US GAAP for presentation purposes for the fiscal year ended 2021.

The following table presents the condensed balance sheets for the Joint Venture Company as of June 30, 2021 and 2020 in accordance with US GAAP:

	June 30, 2021	June 30, 2020
ASSETS
Current assets	$2,836,411	$495,766
Non-current assets	2,127,343	1,612,625
TOTAL ASSETS	$4,963,754	$2,108,391

LIABILITIES AND MEMBERS’EQUITY
Current liabilities	$3,138,804	$320,091
Non-current liabilities	387,102	—
TOTAL LIABILITIES	$3,525,906	$320,091

MEMBERS’ EQUITY	1,437,848	1,788,300
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$4,963,754	$2,108,391

The following table presents the condensed results of operations for the Joint Venture Company for the year ended June 30, 2021 and 2020, and for the period from inception through June 30, 2021 in accordance with US GAAP:

	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	June 30, 2021	June 30, 2020	June 30, 2021

EXPENSES:
Exploration expense	$11,190,248	$3,462,091	$48,876,763
General and administrative	1,618,045	1,986,665	10,991,006
Total expenses	12,808,293	5,448,756	59,867,769
NET LOSS	$12,808,293	$5,448,756	$59,867,769

The Company’s share of the Joint Venture Company’s results of operations for the year ended  June 30, 2021 was a loss of $4.0 million. The Company’s share in the results of operations for the year ended June 30, 2020 was a loss of $3.2  million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of  June 30, 2021 and June 30, 2020, the Company’s share of the Joint Venture Company’s inception-to-date cumulative loss of $38.7 million and $34.7 million, respectively, exceeds the sum of the historical book value of our initial investment in Peak Gold, LLC, of $1.4 million and our subsequent contributions of $14.3 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of  June 30, 2021.  The investment also had a balance of zero at  June 30, 2020. The Company is currently not obligated to make additional capital contributions to the Joint Venture Company and therefore only records losses up to the point of its cumulative investment which is $15.7 million. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Joint Venture Company in future periods. The suspended losses for the period from inception to  June 30, 2021 are $23.0 million.

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

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Equity Plan”) which increases the number of shares of common stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board may issue up to 2,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of  June 30, 2021, there were 401,333 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plan. Stock-based compensation expense for the years ended June 30, 2021 and 2020 was $3,892,883 and $3,368,916, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Stock Options.  Under the Equity Plan, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. Upon option exercise, the Company’s policy is to issue new shares to option holders.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 - Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The fair value of stock options vested in fiscal year 2021 and 2020 was approximately $7.42 and  $0, respectively. As of June 30, 2021, the total unrecognized compensation cost related to nonvested stock options was $192,089. As of June 30, 2021 the stock options had a weighted average remaining life of 3.5 years.

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

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2021 and 2020, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2021		2020
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	100,000	$14.50	—	$—
Granted	—	$—	100,000	$14.50
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Cancelled	—	$—	—	$—
Outstanding, end of year	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$595,468		$—

Exercisable, end of year	50,000	$—	—	$—
Aggregate intrinsic value	$297,734		$—

Available for grant, end of year	260,927		466,760

Weighted average fair value of options granted during the year (1)	$—		$7.42

_______________

(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant during the year ended June 30, 2020 respectively: (i) risk-free interest rate of 1.56 percent (ii) expected life of 3.3 (iii) expected volatility of 74.0 percent and (iv) expected dividend yield of zero percent. There were no options granted during the fiscal year ended June 30, 2021.

Restricted Stock. Under the Equity Plan, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period.  The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.  The total grant date fair value of the restricted stock granted in the fiscal years ended June 30, 2021 and 2020 was $3.7 million and $3.5 million, respectively.

In November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of June 30, 2021, there were 158,000 shares of such restricted stock that remained unvested.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The shares of restricted stock will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company. As of June 30, 2021, there were 37,500 shares of restricted stock from this grant that remained unvested.

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares will vest in January 2022.  As of June 30, 2021, all 205,833 shares of restricted stock granted in December 2020 remained unvested.

As of June 30, 2021, there were 401,333 shares of such restricted stock that remained unvested.

A summary of the Company’s restricted stock as of June 30, 2021 and 2020 and the change during the years then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2019	456,666	$18.34
Granted	233,000	$14.81
Vested	(155,000)	$19.50
Forfeited	—	$—
Nonvested balance at June 30, 2020	534,666	$16.47
Granted	205,833	$17.89
Vested	(339,166)	$17.58
Nonvested balance at June 30, 2021	401,333	$16.28

As of June 30, 2021, the total compensation cost related to nonvested restricted share awards not yet recognized was $3,435,316. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

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

Gold Exploration. The Company’s Triple Z, Tok/Tetlin, Eagle, Bush, West Fork, Shamrock and Noah claims are all located on state of Alaska lands.  The Company released the Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2020-2021 assessment year totaled $349,955. The Company paid the current year claim rentals in November 2020 and recorded the payment within prepaid assets.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  As of June 30, 2021, the Joint Venture Company had met the annual labor requirements for the state of Alaska acreage for the next four years, which is the maximum time allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement (described in Note 1).

Royal Gold Royalties. Initially, the Joint Venture Company was obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Joint Venture Company derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Joint Venture Company derive revenues from certain other properties.  In conjunction with the Separation Agreement, the Joint Venture Company granted a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferred an additional 1.0% net smelter returns royalty on the state mining claims to Royal Gold.  Therefore, Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and the state mining claims that were transferred to the Company in conjunction with the Separation Agreement.

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

Short Term Incentive Plan. The Compensation Committee adopted a Short-Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of Common Stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with STIP plan, in December 2020, Mr. Van Nieuwenhuyse received a $350,000 cash bonus and 23,333 restricted shares of Common Stock, which vest on January 1, 2022.

11. Income Taxes

	Year Ended June 30,
	2021	2020
Income tax benefit at statutory tax rate	$5,285,909	$(1,940,409)
State tax benefit	2,829,625	(616,995)
Return to provision	(161,474)	—
Permanent differences	472	(6,811)
Transaction costs	73,182
Stock based compensation	77,910	(202,421)
Restricted stock shortfall	162,750	—
Other valuation allowance	(6,966,500)	2,361,794
Income tax provision/(benefit)	$1,301,874	$—

The provision for income taxes for the periods indicated below are comprised of the following:

	Year Ended June 30,
	2021	2020
Current:
Federal	$915,234	$—
State	386,640	—
Total current income tax expense	$1,301,874	$—

Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2021	2020
Deferred tax asset:
Investment in the Joint Venture Company	$6,016,386	$7,143,550
State deferred tax assets	1,846,393	4,370,574
Stock option expenses	1,900,850	1,161,254
Net operating losses	—	4,054,750
Valuation allowance	(9,763,629)	(16,730,128)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Act. The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic. The CARES Act includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax deprecation methods for qualified improvement property. The Company does not expect to be materially impacted by the CARES Act and does not anticipate the CARES Act to have a material effect on its ability to realize deferred tax assets with the exception of the relief from the 80% limitation on some of its NOLs available to be utilized this year.

At each reporting period, we weigh all positive and negative evidence to determine whether our deferred tax assets are more likely than not to be realized. As a result of this analysis at June 30, 2021, we have determined a valuation allowance is necessary as we have a history of book and tax losses with the exception of June 30, 2021, we have not generated any revenue from mineral sales or operations and do not have any recurring sources of revenue. During fiscal year 2021, we had a decrease in our valuation allowance of approximately $7 million due to utilization of federal and Alaskan NOLs.

At the beginning of the tax year ending June 30, 2021 we had U.S. federal NOLs of $16.8 million and Alaskan NOLs of $10.1 million. We estimate we will fully utilize all U.S. federal and Alaskan tax loss carry-forwards for the tax year ended June 30, 2021 as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.

Use of future NOLs may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2021. From June 30, 2020 to June 30, 2021 there were no ownership changes under the meaning of Section 382.  The Company experienced an ownership change on March 22, 2013.  Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

We did not have any unrecognized tax benefits as of June 30, 2021.  The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates.  These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income.  The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations.  The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations before June 30, 2021.

12. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and serves as the Company’s Executive Chairman effective January 6, 2020, is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Joint Venture Company.  Pursuant to the A&R MSA, JEX will provide to the Company office space and office equipment, and certain related services. The A&R MSA will be effective for one year beginning December 1, 2020 and will renew automatically on a monthly basis as of December 1, 2021 unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $10,000, which includes an allocation of approximately $6,900 for office space and equipment.   JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.  For the years ended 2021 and 2020, the management fees paid to JEX totaled $305,000 and $504,000, respectively.  Management fees are reflected on the statement of operations within general and administrative expenses.

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in the 2021 Private Placement to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  The shares sold in the 2021 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any of the rights under the Registration Rights Agreement.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s Common Stock, in the 2020 Private Placement to certain purchasers who are accredited investors. Of the total 247,172 shares issued, 32,874 were issued from Company's treasury account.  The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company was 2.2%. Petrie acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

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

13.  Subsequent Events

On August 16, 2021,  the Company granted 10,000 shares of Common Stock to a new employee.  The shares will vest in three equal annual installments.

On August 24, 2021 the Company completed the purchase of 100% of the outstanding membership interests (the “Interests”) of Alaska Gold Torrent, LLC, an Alaska limited liability company ("AGT"), from CRH Funding II PTE. LTD, a Singapore private limited corporation ("CRH"). AGT holds rights to the Lucky Shot Mine and related mining claims (the “Lucky Shot Prospect”) about 75 miles north of near Anchorage, Alaska.  CORE agreed to purchase the Interests for a total purchase price of up to $30 million.  The purchase price includes an initial payment at closing of $5 million in cash and a secured promissory note payable by CORE (the "Promissory Note") in the original principal amount of $6.25 million, with a maturity date of February 28, 2022 (the “Maturity Date”). The Promissory Note is secured by the Interests. If, prior to the Maturity Date, CORE completes a public offering of newly issued shares of CORE and obtains a listing of its shares on the NYSE American, CORE will pay the Promissory Note through the issuance to CRH of shares of CORE Common Stock, valued at (x) if available, the per share price in the public offering, or (y) the per share price representing a 10% discount to the 30-day volume-weighted average share price as of the Maturity Date.  If the public offering is not completed or the CORE Common Stock is not listed on the NYSE American on or before the Maturity Date, CORE will pay the Promissory Note in cash.  On the date of closing, the Company paid CRH $3.8 million in cash (equal to $5 million, net of $1.3 tax withholding, and increased by approximately $01. million in working capital purchase price adjustments).   The purchase price will be also be adjusted for any necessary post closing adjustments within 60 days of closing.

In addition to the cash at closing and the Promissory Note, if production on the Lucky Shot Prospect meets two separate production thresholds, then CORE will pay CRH additional consideration. If the first production threshold of (1) an aggregate “mineral resource” equals 500,000 ounces of gold or (2) CORE produces and receives an aggregate of 30,000 ounces of gold (which includes any silver based on a 1:65 gold:silver ratio) is met, CORE will pay CRH $5 million in cash and $3.75 million in newly issued shares of common stock of CORE. If the second production threshold of (1) an aggregate “mineral resource” equals 1,000,000 ounces of gold or (2) CORE produces and receives an aggregate of 30,000 ounces of gold (which includes any silver based on a 1:65 gold:silver ratio) is met, CORE will pay CRH $5 million in cash and $5 million in newly issued shares of common stock of CORE. The shares of CORE common stock will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.

Pursuant to the transaction, during the 18-month period following the closing, CORE shall spend at least $5 million toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Prospect (“Exploration Expenditures”), and prior to the 36 month anniversary of the closing date, CORE shall have spent at least $10 million on Exploration Expenditures. After CORE has complied with such Exploration Expenditure requirements and additional exploration, mining and development expenditures on the Lucky Shot Prospect equal at least $5 million (for an aggregate of at least $15 million when added to the required Exploration Expenditures described above), CORE is permitted to assign and be relieved of, its additional consideration payment obligations under the purchase agreement.

.