Form 10-Q
period 2021-09-30
Contango ORE, Inc.
filed 2021-11-12
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 12, 2021 was 6,685,746.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	September 30, 2021	June 30, 2021
ASSETS

CURRENT ASSETS:
Cash	$26,757,297	$35,220,588
Restricted cash	231,000	—
Prepaid expenses and other	561,789	515,635
Income tax receivable	278,126	198,126
Total current assets	27,828,212	35,934,349

LONG-TERM ASSETS:
Investment in Peak Gold (Note 4)	—	—
Property & equipment, net	13,633,639	36,531
Total long-term assets	13,633,639	36,531

TOTAL ASSETS	$41,461,851	$35,970,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$546,124	$26,268
Accrued liabilities	444,884	195,837
Note payable	6,250,000	—
Total current liabilities	7,241,008	222,105

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	218,927	—
Contingent consideration liability	1,847,063	—
Total non-current liabilities	3,265,990	1,200,000

TOTAL LIABILITIES	10,506,998	1,422,105

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,685,746 shares issued and outstanding at September 30, 2021; 6,675,746 shares issued and outstanding at June 30, 2021	66,857	66,757
Additional paid-in capital	70,487,797	69,509,606
Accumulated deficit	(39,599,801)	(35,027,588)
TOTAL SHAREHOLDERS’ EQUITY	30,954,853	34,548,775

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,461,851	$35,970,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2021	2020
EXPENSES:
Claim rental expense	$(149,810)	$(20,828)
Exploration expense	(946,245)	—
Depreciation expense	(4,782)	—
General and administrative expense	(1,970,269)	(3,524,992)
Total expenses	(3,071,106)	(3,545,820)

OTHER INCOME/(EXPENSE):
Interest income	497	214
Interest expense	(56,604)	—
Loss from equity investment in Peak Gold, LLC (Note 4)	(1,445,000)	(247,800)
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	39,642,857
Total other income/(expense)	(1,501,107)	39,395,271

INCOME/(LOSS) BEFORE TAXES	(4,572,213)	35,849,451
Income tax (expense)/benefit	—	(2,406,826)
NET INCOME/(LOSS)	$(4,572,213)	$33,442,625

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$(0.68)	$5.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,680,637	6,576,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,572,213)	$33,442,625
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	1,021,851	892,158
Depreciation expense	4,782	—
Loss from equity investment in Peak Gold, LLC	1,445,000	247,800
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	(39,642,857)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	68,478	(100,275)
Increase in accounts payable and accrued liabilities	559,421	813,592
Decrease (increase) in income tax receivable	(80,000)	2,406,826
Increase in advance royalty reimbursement	—	1,200,000
Net cash used in operating activities	(1,552,681)	(740,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(1,445,000)	(247,800)
Acquisition of property, plant, and equipment	(13)	—
Cash paid for acquisition of Alaska Gold Torrent, LLC, net of cash received	(5,191,037)	—
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	—	31,200,000
Net cash provided/(used) by investing activities	(6,636,050)	30,952,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from capital raise, net	(43,560)	3,165,622
Net cash provided/(used) by financing activities	(43,560)	3,165,622

NET INCREASE/(DECREASE) IN CASH	(8,232,291)	33,377,691
CASH, BEGINNING OF PERIOD	35,220,588	3,011,918
CASH AND RESTRICTED CASH, END OF PERIOD	$26,988,297	$36,389,609

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$80,000	$—
Non-cash investing activities
Note payable issued for acquisition of Alaska Gold Torrent, LLC	6,250,000	—
Direct transaction costs for acquisition of Alaska Gold Torrent, LLC financed in accounts payable	199,369	—
Contingent liability for acquisition of Alaska Gold Torrent, LLC	1,847,063	—
Total non-cash investing activities	$8,296,432	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	1,021,851	—	—	1,021,851
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Restricted shares activity	10,000	100	(100)	—	—	—
Net loss for the period	—	—	—	—	(4,572,213)	(4,572,213)
Balance at September 30, 2021	6,685,746	$66,857	$70,487,797	$—	$(39,599,801)	$30,954,853

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	892,158	—	—	892,158
Issuance of common stock	214,298	2,143	2,796,189	476,672	—	3,275,004
Cost of common stock issuance	—	—	(109,382)	—	—	(109,382)
Shares received from the partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)	—	—	(8,442,857)
Net income for the period	—	—	—	—	33,442,625	33,442,625
Balance at September 30, 2020	5,994,667	$59,947	$56,446,454	$—	$(25,454,086)	$31,052,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold ore and associated minerals in Alaska.  The Company conducts its operations through three primary means:

●

a 30.0% membership interest in Peak Gold, LLC (the “Peak Gold JV”), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV's plan to mine ore from the Peak and North Peak deposits within the Peak Gold JV Property (the “Manh Choh Project”);

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 215,800 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 9,200 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”),

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company is in an exploration stage. The Company’s fiscal year end is June 30.

The Company has been involved in the exploration on the Manh Choh Project for eleven years, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Peak and North Peak deposits to a production decision.

On December 10, 2020, the Management Committee of the Peak Gold JV approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the Manh Choh Project for formal permitting. On June 22, 2021, the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting. The Company’s proportionate share of the total $18.3 million budget is approximately $5.5 million. As of September 30, 2021, the Company had funded approximately $3.9 million to the Peak Gold JV during calendar year 2021.

In addition, the Company plans to fund an approximately  $3.0 million exploration program to continue its exploration efforts on the Eagle/Hona Property located immediately north of the Manh Choh Project area, and to explore for additional resources on the 100%-owned Triple Z Property in 2022, focused on the areas immediately adjacent to the known Peak Gold JV resources.   Field activities began on the Eagle/Hona Property in July 2021.

The Company’s 30.0% membership interest in the Peak Gold JV, its ownership of AGT and Contango Minerals, and cash on hand constitute substantially all of the Company’s assets.

Background Information

The Company was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals.

On January 8, 2015, the Company's wholly owned subsidiary, CORE Alaska, LLC (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Peak Gold JV. On September 30, 2020, CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”). The sale is referred to as the “CORE Transactions”.

Concurrently with the CORE Transactions, KG Mining, in a separate transaction, acquired 100% of the equity of Royal Alaska, LLC from Royal Gold, which held Royal Gold's 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”). After the consummation of the Kinross Transactions, CORE Alaska retained a 30.0% membership interest in the Peak Gold JV. KG Mining now holds a 70.0% membership interest in the Peak Gold JV and Kinross serves as the manager and operator of the Peak Gold JV.

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30,2021. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30,2022.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash.  Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of September 30, 2021, and June 30, 2021. The Company has $231,000 of restricted cash which is held as collateral for its bank-issued Company credit cards.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on September 30, 2021 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of September 30, 2021 and June 30, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Property & Equipment.  Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset.  When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. As of the balance sheet dates, only some of the Company’s vehicles and computer equipment had been placed in service.  The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments were recognized as of September 30, 2021 or 2020.  Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

The Company received 809,744 shares of its Common Stock as part of the consideration received for the sale of a portion of its membership interest in the Peak Gold JV (See Note 8 for further discussion of the sale transaction with KG Mining). The value assigned to the Company’s remaining 30.0% membership interest in the Peak Gold JV was determined using unobservable data and was a significant component used to determine the value of the shares. Due to the significance of the unobservable data used, the valuation of the shares were classified as a level 3 valuation.

Business Combinations.  In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.  The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually.  The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. Contingent consideration in asset acquisitions payable in the form of cash is recognized when payment becomes probable and reasonably estimable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the asset acquisition cost when acquired. Contingent consideration payable in the form of a fixed number of the Company’s own shares is measured at fair value as of the acquisition date and recognized when the issuance of the shares becomes probable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

The Company purchased 100% of the outstanding membership interests of AGT in August 2021 (See Note 9).  The Company accounted for the purchase as an asset acquisition, and thus allocated the total acquisition cost to the assets acquired on a relative fair value basis.

Recently Issued Accounting Pronouncements.  In February 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” 2016-02, Leases (Topic 842), which requires recognition of right-of-use assets and lease payment liabilities on the balance sheet by lessees for all leases with terms greater than twelve months.  Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses.  ASU 2016-02 also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Peak Gold JV owns the Tetlin lease and any impact of the new standard related to that lease will be evaluated at the Peak Gold JV level.  The new standard was adopted in July 2019.  The Company acquired two new leases with the acquisition of AGT.  Neither of the leases acquired require capitalization on the balance sheet.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments— Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the three standards.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company accounts for the Peak Gold JV under the equity method of accounting.  The Company does not anticipate that this update will have a material impact on its financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of September 30, 2021, the Company has contributed approximately $17.2 million to the Peak Gold JV.  KG Mining acquired 70% of the Peak Gold JV on September 30, 2020 in connection with the Kinross Transactions.  As of September 30, 2021, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company's investment in the Peak Gold JV from January 8, 2015 (inception) to September 30, 2021:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at June 30, 2021	$—
Investment in Peak Gold, LLC	1,445,000
Loss from equity investment in Peak Gold, LLC	(1,445,000)
Investment balance at September 30, 2021	$—

In conjunction with the CORE Transactions, and Kinross assuming the role of manager of the Peak Gold JV, the Peak Gold JV converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three month period ended September 30, 2021 and 2020, and for the period from inception through September 30, 2021 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Period from Inception January 8, 2015 to
	September 30, 2021	September 30, 2020	September 30, 2021
EXPENSES:
Exploration expense	$3,056,104	$299,127	$51,932,867
General and administrative	305,057	291,921	11,296,063
Total expenses	3,361,161	591,048	63,228,930
NET LOSS	$3,361,161	$591,048	$63,228,930

    The Company’s share of the Peak Gold JV’s results of operations for the three months ended September 30, 2021 was a loss of approximately $1.0 million.  The Company’s share in the results of operations for the three months ended September 30, 2020 was a loss of approximately $0.4 million.  The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of September 30, 2021 and June 30, 2021, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of approximately $39.8 million and $38.7 million, respectively, exceeded the historical book value of our investment in the Peak Gold JV, of $17.2 million. Therefore, the investment in the Peak Gold JV had a balance of zero as of each September 30, 2021 and June 30, 2021. The Company is currently obligated to make additional capital contributions to the Peak Gold JV in proportion to its percentage membership interest in the Peak Gold JV in order to maintain its ownership in the Peak Gold JV and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $17.2 million as of September 30, 2021. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to September 30, 2021 are approximately $22.6 million.

5. Prepaid Expenses and other assets

  The Company has prepaid expenses and other assets of $561,789 and $515,635 as of September 30, 2021 and June 30, 2021, respectively. Prepaid expenses primarily relate to prepaid insurance, prepaid annual claim rentals, and management fees.  The Company also had $381,889 of capitalized legal fees as of September 30, 2021.

6. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of Common Stock is presented below:

	Three Months Ended September 30,
	2021			2020
	Net Loss	Weighted Average Shares	Loss Per Share	Net Income	Weighted Average Shares	Income Per Share
Basic Net Income/(Loss) per Share:
Net loss attributable to common stock	$(4,572,213)	6,680,637	$(0.68)	$33,442,625	6,576,049	$5.09
Diluted Net Income/(Loss) per Share:
Net loss attributable to common stock	$(4,572,213)	6,680,637	$(0.68)	$33,442,625	6,576,049	$5.09

 Options to purchase 100,000 shares of Common Stock of the Company were outstanding as of each of September 30, 2021 and June 30, 2021.  The 100,000 options were not included in the computation of diluted earnings per share for the quarters ended September 30, 2021 and 2020 due to being anti-dilutive.  There were no warrants outstanding as of September 30, 2021 or 2020.

7. Shareholders’ Equity

On  December 11, 2020, at the Annual Meeting, the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 30,000,000 shares to 45,000,000 shares.  The Company has 15,000,000 authorized shares of preferred stock. As of September 30, 2021, the Company had 6,685,746 shares of Common Stock outstanding, including 411,333 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 and 2021 Private Placements (both described below) and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of September 30, 2021, options to purchase 100,000 shares of Common Stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  December 2021 and August 2024.

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 (the “Purchase Agreements”) for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in a private placement (the “2021 Private Placement”) to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any registration rights.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2021 Private Placement.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of Common Stock, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. Of the total 247,172 shares issued, 32,874 were issued from Company’s treasury account.  The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company used the net proceeds from the 2020 Private Placement for working capital purposes and for funding the Peak Gold JV and Contango Minerals. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $50,000 in placement agent fees. Petrie has provided to the Company in the past, and may provide from time to time in the future, certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 shares of Common Stock of the Company in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

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

On September 21, 2021, the Board of Directors of the Company approved an amendment to the Rights Agreement (as amended, the “Rights Plan”), extending the Rights Plan by an additional year to September 22, 2022.

8. Sales Transaction with KG Mining

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining, entered into the CORE Purchase Agreement pursuant to which CORE Alaska sold a 30.0% membership interest in the Peak Gold JV, to KG Mining. The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of Common Stock. The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Peak Gold JV.

Concurrently with the Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC , which held a 40.0% membership interest in the Peak Gold JV and (ii) 809,744 shares of Common Stock held by Royal Gold.  After the consummation of the Kinross Transactions, CORE Alaska retains a 30.0% membership interest in the Peak Gold JV. KG Mining now holds a 70.0% membership interest in the Peak Gold JV and serves as the manager and operator of the Peak Gold JV. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of Peak Gold JV (“A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Peak Gold JV to further develop and produce from its properties.

The Company recorded the $32.4 million cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company's 30.0% ownership in the Peak Gold JV, post the 30.0% membership interest transferred to KG Mining.  The Common Stock consideration received in the CORE Transactions is classified within Level 3 of the fair value hierarchy referenced in Note 3 - Summary of Significant Accounting Policies.  As of the date of the CORE Transactions, the Company's investment in the Peak Gold JV had a zero balance, therefore the $39.6 million gain approximates the full fair value of the JV Interest surrendered in the CORE Transactions.

The Company recorded a non-current liability totaling $1.2 million associated with the cash received for the reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay Royal Gold.  The liability arises, because pursuant to Article IV of the A&R JV LLCA, if the Peak Gold JV terminates, or the Company’s membership interest falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

Prior to the Kinross Transactions, the Peak Gold JV, Contango Minerals, the Company, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation  and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Peak Gold JV completed the formation of Contango Minerals, and contributed approximately 167,000 acres of Alaska State mining claims to it, subject to the Option Agreement (described below), and retained an additional 1.0% net smelter returns royalty interest on certain of the contributed Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Peak Gold JV made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting to Royal Gold a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and also transferring the additional 1.0% net smelter returns royalty described above on the contributed Alaska state mining claims to Royal Gold (bringing the total net smelter royalty due to Royal Gold to 3%) and (ii) assigning one hundred percent (100%) of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

The distribution of the Alaska state mining claims to Contango Minerals meets the definition of a non-reciprocal nonmonetary transfer as defined in Accounting Standards Codification (“ASC”) 845 and would generally be recorded at fair value to the extent fair value is determinable. However, to date, the Peak Gold JV's gold exploration has concentrated on the Tetlin Lease (which was retained by the Peak Gold JV), with only a limited amount of work performed on the State of Alaska mining claims. The Company has concluded that the fair value of the state claims is not determinable within reasonable limits, and therefore has recorded the distribution at historical book value.  The Peak Gold JV’s historical book value associated with the Alaska state mining claims is zero as of the date of the CORE Transactions because the costs associated with exploration performed on these claims were expensed when incurred.  Therefore, the Company's balance sheet has a net book value of zero for these claims as of the date of the CORE Transactions.

In connection with the Separation Agreement, the Peak Gold JV and Contango Minerals entered into the Option Agreement. Under the Option Agreement, Contango Minerals granted the Peak Gold JV an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  The signing of the Option Agreement did not result in any accounting implications for the Company.

On October 1, 2020, CORE Alaska and KG Mining entered into the A&R JV LLCA. The A&R JV LLCA supersedes and replaces in its entirety the JV LLCA, as amended. The A&R JV LLCA is the operating agreement for the Peak Gold JV and provides for understandings between the members with respect to matters regarding percentage ownership interests, governance, transfers of ownership interests and other operational matters.  CORE Alaska and KG Mining will be required, subject to the terms of the A&R JV LLCA, to make additional capital contributions to the Peak Gold JV for any approved programs budgets in accordance with their respective percentage membership interests.

After the consummation of the Kinross Transactions, Kinross, through KG Mining, replaced Royal Gold as the Company’s joint venture partner and as manager of the Peak Gold JV. After consummation of the Kinross Transactions, CORE Alaska holds a 30.0%  membership interest in the Peak Gold JV and KG Mining holds a 70.0% membership interest in the Peak Gold JV. The A&R JV LLCA established the Management Committee to determine the overall policies, objectives, procedures, methods and actions of the Peak Gold JV. The Management Committee currently consists of one representative designated by CORE Alaska and two representatives designated by KG Mining (each a “Representative”). The Representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain  actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the Management Committee.

Prior to the CORE Transactions, the Peak Gold JV was a variable interest entity as defined by FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company was not the primary beneficiary since it did not have the power to direct the activities of the Peak Gold JV. The Company’s ownership interest in the Peak Gold JV has therefore historically applied the equity method of accounting for its investment.  After the Kinross Transactions, the Company retained a 30.0% membership interest in the Peak Gold JV.  The Company continues to have significant influence in the Peak Gold JV pursuant to its right to designate one of the three seats on the Management Committee.  Therefore, the Company will continue to account for its investment in the Peak Gold JV under the equity method.

       9.  Acquisition of Lucky Shot Property

On August 24, 2021, the Company completed the purchase of all outstanding membership interests (the “Interests”) of AGT from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property. The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price includes an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”). The Promissory Note is secured by the Interests. If the Company completes an offering and obtains a listing of its shares on the NYSE American prior to the Maturity Date, the Company will pay the Promissory Note through the issuance to CRH of shares of the Company's common stock. The common stock will be valued at the per share price in the offering, if available, or (y) the per share price representing a 10% discount to the 30-day volume-weighted average share price as of the Maturity Date. If the public offering is not completed or the Company's common stock is not listed on the NYSE American on or before the Maturity Date, the Company will pay the Promissory Note in cash.

In addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.

The Company evaluated this acquisition under ASC 805, Business Combinations.  ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets assumed based on their fair values and a determination is made whether any goodwill results from the transaction.  In evaluating the criteria outlined by this standard, the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business (the assembled workforce does not currently perform a substantive process).  Therefore, the Company accounted for the purchase as an asset acquisition, and allocated the total consideration transferred on the date of the acquisition, approximately $13.5 million, to the assets acquired on a relative fair value basis.  The total consideration transferred is comprised of $5.1 million in cash, a $6.25 million promissory note, $0.3 million in direct transactions costs, plus the fair value of the contingent liability (described above), net of cash received.  The Company accounted for the share portion of the contingent liability in accordance with ASC 480 and measured at fair value at inception, approximately $1.85 million. The fair value of this liability was calculated using management's projected timing of mining activities and mineral resources being defined and an estimate of the probability of achieving those targets.  The share portion of the contingent consideration is classified within Level 3 of the fair value hierarchy referenced in Note 3 - Summary of Significant Accounting Policies.  Changes in value in subsequent periods, based on management’s ongoing assessment of probability, will be recorded in earnings. The Company’s accounting policy is to recognize the contingent consideration associated with cash contingent payments related to the asset acquisitions when the contingency is resolved. Any amounts issued in excess of the contingent consideration initially recognized as a liability would be an additional cost of the asset acquisition allocated to increase the eligible assets on a relative fair value basis.  Amounts issued that are less than the contingent consideration initially recognized as a liability would be a reduction of the cost of the asset(s) acquired and would reduce the eligible assets on a relative value basis.

       10.  Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	September 30, 2021	June 30, 2021
Mineral properties	N/A - Units of Production	$11,697,614	$—
Land	Not Depreciated	87,714	—
Buildings and improvements	20-39 years	1,455,159	—
Machinery and equipment	3 - 10 years	287,559	—
Vehicles	5 years	96,772	25,721
Computer and office equipment	5 years	11,334	10,810
Furniture & fixtures	5 years	2,269	—
Less: Accumulated depreciation and amortization		(4,782)	—
Property & Equipment, net		$13,633,639	$36,531

11. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and serves as the Company’s Executive Chairman effective January 6, 2020, is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV.  Pursuant to the A&R MSA, JEX will provide to the Company office space and office equipment, and certain related services. The A&R MSA will be effective for one year beginning December 1, 2020 and will renew automatically on a monthly basis as of December 1, 2021 unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $10,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in the 2021 Private Placement to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes. Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any registration rights.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s Common Stock, in a private placement to certain purchasers who are accredited investors. Of the total 247,172 shares issued, 32,874 were issued from Company's treasury account.  The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other purchasers. As a result of Mr. Van Nieuwenhuyse’s purchase, as of September 23, 2020, his ownership interest in the Company was 2.2%. Petrie acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past, and may provide from time to time in the future, certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

On September 30, 2020, in a series of related transactions, Kinross, through its wholly owned subsidiary, acquired all of the interest in the Peak Gold JV held by Royal Gold and an additional 30.0% membership interest in the Peak Gold JV held by the Company.  The Company, through its wholly owned subsidiary, retained a 30.0% membership interest in the Peak Gold JV, with Kinross acquiring a 70.0% membership interest in the Peak Gold JV and becoming the manager and operator of the Peak Gold JV.  Prior to and in connection with the Kinross Transactions, on September 29, 2020, Contango Minerals entered into an Omnibus Second Amendment and Restatement of Royalty Deeds (the “Contango Minerals Royalty Agreement”) with Royal Gold. Under the terms of the Contango Minerals Royalty Agreement, in addition to certain existing 2.0% royalties (the “2% Royalties”) and 3.0% royalties in favor of Royal Gold on the Alaska State mining claims, Contango Minerals granted an additional 1% net smelter returns royalty on those Alaska State mining claims that were already subject to the 2% Royalties, increasing the royalty rate on those Alaska State mining claims to 3.0%. These Alaska state mining claims were transferred to Contango Minerals as part of the transactions with Kinross, with Royal Gold retaining the 3.0% royalty. As a result of the Contango Minerals Royalty Agreement, Contango Minerals will be obligated to pay Royal Gold a 3.0% net smelter returns royalty on all properties subject to the Contango Minerals Royalty Agreement, subject to the terms and conditions of that agreement.

In addition, on September 29, 2020, the Peak Gold JV entered into an Omnibus Second Amendment and Restatement of Royalty Deeds and Grant of Additional Royalty (the “JV Royalty Agreement”) with Royal Gold. Pursuant to the JV Royalty Agreement, the Peak Gold JV (i) granted to Royal Gold a 28.0% net smelter returns royalty interest on all silver produced from a defined area within the Tetlin Lease and (ii) transferred to Royal Gold the additional 1.0% net smelter returns royalty that it had retained on the Alaska State mining properties which were contributed to Contango Minerals, all subject to the terms of the JV Royalty Agreement.

The Company will be required to fund any royalty payments the Peak Gold JV is obligated to make to Royal Gold under the JV Royalty Agreement in proportion to its membership interests in the Peak Gold JV. The Company’s proportionate share of the additional royalty granted to Royal Gold pursuant to the JV Royalty Agreement has been partially offset by a cash payment of $1.2 million to the Company, designated as a reimbursement prepayment by Kinross for the Company’s estimated proportionate share of the additional silver royalty, in proportion to Company’s membership interest in the Peak Gold JV after the consummation of the transactions described above.

On  April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding Common Stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018, October 4, 2018,  January 22, 2019, August 2, 2019, and September 30, 2020.  Immediately prior to the consummation of the Kinross Transactions, Royal Gold held 809,744 shares of Common Stock, representing approximately 11.9% of the issued and outstanding shares of Common Stock immediately prior to the Kinross Transactions. On September 30, 2020, Royal Gold reported beneficial ownership of approximately 0.0% of the Company’s outstanding Common Stock.  Royal Gold sold all of the Common Stock it owned to KG Mining as a part of the Royal Gold Transactions described in Note 1.  Royal Gold is the parent company of Royal Alaska, CORE’s former joint venture partner in the Peak Gold JV.

12. Stock-Based Compensation

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

As of September 30, 2021, there were 411,333 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three months ended September 30, 2021 and 2020  was $1,021,851 and $892,158, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vests in January 2022. As of September 30, 2021, all 158,000 shares of such restricted stock remained unvested.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The shares of restricted stock will vest in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.  Half of this restricted stock grant (37,500 shares) vested on January 6, 2021.  As of September 30, 2021, there were 37,500 shares of restricted stock from this grant that remained unvested.

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares will vest in January 2022.  As of September 30, 2021, all 205,833 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.

As of September 30, 2021, the total compensation cost related to unvested awards not yet recognized was $2,696,215. The remaining costs will be recognized over the remaining vesting period of the awards.

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

There were no stock option exercises during the three months ended September 30, 2021.  There were also no stock option exercises during the three months ended September 30, 2020.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of  September 30, 2021, the stock options had a weighted-average remaining life of 3.27 years. The total compensation cost related to nonvested options not yet recognized as of September 30, 2021 was $99,339.

  A summary of the status of stock options granted under the Equity Plan as of  September 30, 2021 and changes during the three months then ended, is presented in the table below:

	Three Months Ended
	September 30, 2021
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2021	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$525,000
Exercisable, end of the period	50,000
Aggregate intrinsic value	$262,500
Available for grant, end of period	250,927
Weighted average fair value per share of options granted during the period	$—

13. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Peak Gold JV was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production. The Company previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. The Tetlin Tribal Council had the option to increase their production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000. The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.  The exercise of this option by the tribe did not have an accounting impact to the Company.  Until such time as production royalties begin, the Peak Gold JV must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2021-2022 assessment year totaled $478,650. The Company paid the current year claim rentals in October 2021.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  As of September 30, 2021, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.

Lucky Shot Acquisition.  With regard to the Lucky Shot Acquisition, in addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.

Royal Gold Royalties. Initially, the Peak Gold JV was obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Peak Gold JV derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Peak Gold JV derive revenues from certain other properties.  In conjunction with the Separation Agreement (described in Note 1), the Peak Gold JV granted a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferred an additional 1.0% net smelter returns royalty on the state mining claims to Royal Gold.  Therefore, Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and the state mining claims that were transferred to the Company in conjunction with the Separation Agreement.

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

14.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of September 30, 2021 and June 30, 2021 and has recognized zero income tax expense for the three months ended September 30, 2021.  The Company recognized income tax expense of $2.4 million for the three months ended September 30, 2020. The prior year income tax expense for the three months ended September 30, 2020 consisted of $1.8 million of federal income tax expense and $0.6 million of Alaskan state income tax expense. The effective tax rate was 0% and 6.71% for the three months ending September 30, 2021 and September 30, 2020, respectively.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book and taxable net loss for its fiscal year end, June 30, 2022.  The prior year taxable income was driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions. The prior year gain does not represent a source of continual income to the Company. As such, insufficient positive evidence exists to support removing the valuation allowance from the net deferred tax asset. The Company will continue to consider positive and negative evidence of the recoverability of the deferred tax assets and will continue to place a valuation allowance on the net deferred tax asset at this time.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2021 or June 30, 2021.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Act. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of September 30, 2021.  The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic.  The CARES Act includes several tax incentives. Among them are an increase to the IRC Section 163(j) limitation, temporary relief from the 80% limitation on net operating losses (“NOLs”), an ability to carry back NOLs, as well as some technical corrections related to the Act.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2021, previously filed with the SEC.

Notice Regarding Mineral Disclosure

In October 2018, the Securities and Exchange Commission (the “SEC”) adopted amendments to its current disclosure rules to modernize the mineral property disclosure requirements for mining registrants. The amendments include the adoption of a new subpart 1300 of Regulation S-K, which will govern disclosure for mining registrants (the “SEC Mining Modernization Rules”). The SEC Mining Modernization Rules replace the historical property disclosure requirements for mining registrants that were included in the SEC’s Industry Guide 7 and better align disclosure with international industry and regulatory practices, including the Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects. The Company must comply with the SEC Mining Modernization Rules as of the Company’s fiscal year beginning on or after January 1, 2021, which began on July 1, 2021.

The Technical Report summary for the Peak Gold JV Property (as defined below) has been prepared in accordance with the SEC Mining Modernization Rules and is included as Exhibit 96.1 to this Form 10-Q.

These disclosures differ in material respects from the requirements set forth in Industry Guide 7, which remains applicable to U.S. companies subject to the reporting and disclosure requirements of the SEC that have not early adopted the SEC Mining Modernization Rules. These standards differ significantly from the disclosure requirements of Industry Guide 7 in that mineral resource information contained herein may not be comparable to similar information disclosed by U.S. companies that have not early adopted the SEC Mining Modernization Rules.

The financial statements, notes thereto and audits for the fiscal year ended June 30, 2021 were prepared in compliance with Industry Guide 7. The accounting and definitions used in the notes to the financial statements for the Company’s fiscal year ended June 30, 2021 were prepared in compliance with Industry Guide 7 since the SEC Mining Modernization Rules were not applicable during these periods. However, since there are disclosures made in this Form 10-Q that are made to be current as of September 30, 2021, the disclosure made in certain Items that is not solely based on an historical presentation for periods prior to July 1, 2021 has been made in compliance with the SEC Mining Modernization Rules.

The Company has no known reserves as defined under Industry Guide 7 or the SEC Mining Modernization Rules.  There are significant differences in the definitions and in the disclosure required under the SEC Mining Modernization Rules and under Industry Guide 7.  Under Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.  Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource and must not be converted to a mineral reserve.

Therefore, the reader should be aware that the notes to the financial statements were prepared in compliance with Industry Guide 7, and the balance of this Item 2 to Form 10-Q was prepared in compliance with the SEC Mining Modernization Rules. Therefore, those terms that have specific definitions in the SEC Mining Modernization Rules have those meanings ascribed to them by the regulation.

Cautionary Statement about Forward-Looking Statements

  Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Any statement that is not historical fact is a forward -looking statement.  These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures and availability of future financings;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources on the Contango Properties and the Peak Gold JV Property;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company’s ability to fund its business with current cash reserves based on currently planned activities;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2021, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain our relative ownership interest in the Peak Gold JV;
•	Ability to influence management of the Peak Gold JV;
•	Ability to realize the anticipated benefits of the Kinross Transactions, including ability to process ore mined from the Peak Gold JV Property at the existing Fort Knox mining and milling complex;
•	Disruption from the Kinross Transactions and transition of the Peak Gold JV’s management to Kinross, including as it relates to maintenance of business and operational relationships potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	The risks associated with exploring in the mining industry;
•	The timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	The ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Changes in applicable tax rates and other regulatory changes;
•	Impact of new and potential legislative and regulatory changes (including commitments to international agreements) on mining operating and safety standards.;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental and regulatory, health and safety risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Company's or the Peak Gold JV’s exploration schedule;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of the mining industry;
•	Risks related to title to properties; and
•	Ability to consummate strategic transactions.

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

Overview

The Company engages in exploration for gold ore and associated minerals in Alaska.  The Company conducts its operations through three primary means:

●

a 30.0% membership interest in Peak Gold, LLC (the “Peak Gold JV”), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV's plan to mine ore from the Peak and North Peak deposits within the Peak Gold JV Property (the “Manh Choh Project”);

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 215,800 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 9,200 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”).

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

As of September 30, 2021, the Company had approximately $27.0 million of cash.

On December 10, 2020, the Management Committee of the Peak Gold JV approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the Manh Choh Project for formal permitting. On June 22, 2021, the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting. The Company’s proportionate share of the total $18.3 million budget is approximately $5.5 million. As of September 30, 2021, the Company had funded approximately $3.9 million to the Peak Gold JV during calendar year 2021.

 In addition, the Company plans to fund an approximately $3.0 million exploration program to continue its exploration efforts on the Eagle/Hona Property located immediately north of the Manh Choh Project area, and to explore for additional resources on 100%-owned Triple Z Property in 2022, focused on the areas immediately adjacent to the known Peak Gold JV resources.   Field activities began on the Eagle/Hona Property in July 2021.

During the first calendar quarter of 2021, the Company staked a new property called Shamrock in the Richardson Mining District located in central Alaska right along the Alaska Hwy corridor approximately 70 miles from Fairbanks, Alaska.  The Shamrock Property includes a total of 368 Alaska State mining claims covering approximately 52,920 acres and gives the Company a dominant land position in the Richardson district.  The property has excellent infrastructure being right along the Alaska Hwy and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property.  In the third calendar quarter of 2021, the Company determined that there was available acreage on lands owned by the State of Alaska to the north and east of the existing patented and State of Alaska mining claims that make up the Lucky Shot Property, and expanded its claims block by the acquisition of an additional 72 State of Alaska mining claims covering approximately 9,200 acres.  These claims are referred to as the Willow Claims.

Background

Contango ORE, Inc. was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals.  On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Peak Gold JV. The Company contributed a 100% leasehold interest in an estimated 675,000 acres (the “Tetlin Lease”) from the Tetlin Tribal Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (the “Tetlin Tribal Council”); and State of Alaska mining claims near Tok, Alaska (together with other property, formerly the “Peak Gold Joint Venture Property”), and Royal Gold made an initial investment into the Peak Gold JV of $5.0 million. By September 29, 2020, Royal Gold had contributed approximately $37.1 million to the Peak Gold JV and earned a cumulative economic interest of 40.0%.  The proceeds from the investments were used for exploration of the Peak Gold Joint Venture Property. Royal Gold served as the manager of the Peak Gold JV and managed, directed, and controlled operations of the Peak Gold JV until the Kinross Transactions (described below).

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Peak Gold JV.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  Therefore, as of September 30, 2021, the Company holds a 30.0% membership interest in the Peak Gold JV, and KG Mining holds a 70.0% membership interest in the Peak Gold JV and serves as the manager and operator of the Peak Gold JV. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Peak Gold JV to further develop and produce from its properties.

The Peak Gold JV had also historically held certain State of Alaska unpatented mining claims for the exploration of gold ore and associated minerals.  Prior to the Kinross Transactions, the Peak Gold JV, Contango Minerals Alaska, LLC, an Alaska limited liability company formed by the Peak Gold JV (“Contango Minerals”), the Company, CORE Alaska, Royal Gold and Royal Alaska entered into a Separation and Distribution Agreement, dated as of September 29, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Peak Gold JV formed Contango Minerals, contributed approximately 167,000 acres of Alaska State mining claims to it, subject to the Option Agreement (described below), and retained an additional 1.0% net smelter returns royalty interest on certain of the Alaska state mining claims that were contributed. After the formation and contribution to Contango Minerals, the Peak Gold JV made simultaneous distributions to Royal Alaska and CORE Alaska by (i) granting a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferring the additional 1.0% net smelter returns royalty described above to Royal Gold and (ii) assigning 100.0% of the membership interests in Contango Minerals to CORE Alaska, which were in turn distributed to the Company, resulting in Contango Minerals becoming a wholly-owned subsidiary of the Company. The Separation Agreement contains customary representations, warranties and covenants.

In connection with the Separation Agreement, the Peak Gold JV and Contango Minerals entered into an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Peak Gold JV an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  Subject to the conditions in the Option Agreement, the Peak Gold JV had the right to exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Peak Gold JV exercised this option in whole in June 2021 and paid the Company $50,000.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then process ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for Peak Gold JV Property.

Acquisition of Lucky Shot Property

On August 24, 2021 the Company completed the purchase of all outstanding membership interests (the “Interests”) of AGT from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property.  The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price includes an initial payment at closing of $5 million in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”).  The Promissory Note is secured by the Interests.  If the Company completes an offering and obtains a listing of its shares on the NYSE American prior to the Maturity Date, the Company will pay the Promissory Note through the issuance to CRH of shares of the Company's common stock.  The common stock will be valued at the per share price in the offering, if available, or (y) the per share price representing a 10% discount to the 30-day volume-weighted average share price as of the Maturity Date. If the public offering is not completed or the Company's common stock is not listed on the NYSE American on or before the Maturity Date, the Company will pay the Promissory Note in cash.

In addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.  On August 16, 2021, the Company hired Chris Kennedy, who has prior experience in underground mine operations management, to serve as the Company's Mine General Manager. In his role, Mr. Kennedy will manage the Company's underground exploration and development program on the Lucky Shot Property.

app

Properties

Overview

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”), and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV.  In addition to the Tetlin Lease, the Peak Gold JV also holds approximately 13,000 additional acres of State of Alaska mining claims for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of June 30, 2021, the Company held a 30.0% membership interest, and KG Mining held a 70.0% membership interest, in the Peak Gold JV.

The Company also separately owns the mineral rights to approximately 224,400 acres of State of Alaska and patented mining claims for exploration through its wholly-owned subsidiaries AGT (consisting of the Lucky Shot Property) and Contango Minerals (consisting of the Eagle/Hona, Triple Z, and Tok prospects and additional state mining claims in the Willow Mining District) and, and has begun allocating more annual resources to exploration of those properties and other new opportunities.

The Company believes that it and the Peak Gold JV hold good title to their respective properties, in accordance with standards generally accepted in the mineral industry. As is customary in the mineral industry, the Company conducted only a preliminary title examination at the time it entered into the Tetlin Lease. The Joint Venture Company conducted a title examination prior to the assignment of the Tetlin Lease to the Peak Gold JV and performed certain curative title work.  Before the Company or the Peak Gold JV begins any mine development work, however, the Company or the Peak Gold JV, as applicable, expects to conduct a full title review and perform curative work on any defects that it deems significant. A significant amount of additional work is likely required in the exploration of the Peak Gold JV Property and the Contango Properties before any determination as to the economic feasibility of a mining venture can be made.

Property Summary

The following table outlines the land ownership of the three legal entities that own mineral rights in Alaska: the Company's 30% ownership of the Peak Gold JV (through CORE Alaska, LLC, the Company's wholly-owned subsidiary); AGT; and Contango Minerals; each as of September 30, 2021:

Property	Location	Commodities	Claims	Estimated Acres	Type
Peak Gold JV (30.0% Interest):
Tetlin Lease	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,400	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	30	2,600	State Mining Claims
			159	688,000
AGT (Leased from Alaska Hard Rock Inc.) (100% Interest):
Lucky Shot	South Central	Gold	58	7,900	State Mining Claims
Lucky Shot	South Central	Gold	43	700	Patented Mining Claims
			101	8,600
Contango Minerals (100% Interest):
Eagle	Eastern Interior	Gold, Copper, Silver	396	64,800	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,800	State Mining Claims
Hona	Eastern Interior	Gold, Copper, Silver	482	74,300	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	361	52,700	State Mining Claims
Willow	South Central	Gold	72	9,200	State Mining Claims
			1,406	215,800
		TOTALS:	1,666	912,400

Below is a map showing the location of the Peak Gold JV Property and the Contango Properties, including the ownership percentage for the rights associated with each property held by the Peak Gold JV or the Company, as applicable, and the nature of each interest:

The Peak Gold JV Property and the Contango Properties are all currently in the exploration stage.  The Peak Gold JV Property and the Contango Properties are not currently producing, have not had mineral production during any of the three most recently completed fiscal years of the Company, and are not currently known to host proven or provable mineral reserves as defined by the SEC Mining Modernization Rules.

Acquisition of Exploration and Mining Rights

Exploration and mining rights in Alaska may be acquired in the following manners: public lands, private fee lands, unpatented Federal or State of Alaska mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, the Alaskan state government, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

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

Mine Types

Other than the former-producing mines located on the Lucky Shot Property (described below), which are not currently active, there are no existing mines on either the Peak Gold JV Property or any of the Contango Properties.  Because the Peak Gold JV Property and the Contango Properties are all currently in the exploration stage, the Company has not determined the type of mine that may be established in the future in connection with any possible mineral production.

Peak Gold JV Property

The Peak Gold JV Property is located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 300 kilometers southeast of the city of Fairbanks and 20 kilometers southeast of Tok, Alaska. The Tetlin Lease covers an area measuring approximately 80 kilometers north-south by 60 kilometers east-west in eastern Interior Alaska. The project is located 15 kilometers from the Alaska Highway and 400 kilometers from the Fort Knox Milling Complex.

The Peak Gold JV Property is accessible via road connected to the Alaska Highway and via helicopter and via road. The 23-mile long Tetlin Village Road is an all-weather gravel road connecting the village with the town of Tok on the Alaska Highway. The majority of our Peak Gold JV Property is accessible only via helicopter, although many winter trails exist in the Tetlin Hills and Mentasta Mountains in the northern and southwestern parts of the properties, respectively. Winter trails link Tetlin Village to the village of Old Tetlin and continue south to the Tetlin River airstrip, a 1,500 foot long unmaintained gravel strip located in the Tetlin River Valley. Winter trails also provide access to the Tuck Creek valley from the village of Mentasta on the Tok Cutoff Highway.

Two seasonal dirt roads have been permitted and constructed to allow surface access to the Chief Danny gold-copper-silver prospect in the northern Tetlin Hills. Both of these roads begin along the Tetlin Village Road and extend to the Chief Danny project and access to both roads is controlled by gates at their junction with the Tetlin Village Road.

The paved Alaska Highway passes near the northern edge of the Peak Gold JV Property as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village Road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Peak Gold JV Property are in Delta Junction, 107 road miles northwest of the Peak Gold JV Property and Glennallen, 138 road miles southwest of the Peak Gold JV Property. The Company does not have any plant or equipment at the Peak Gold JV Property, and relies on contractors for the Peak Gold JV to perform work. The Company does not believe the Peak Gold JV Property was explored for minerals prior to exploration activities of the Company and the Peak Gold JV.

The map below depicts the Peak Gold JV Property and the State of Alaska mining claims owned by the Company:

Alaska
Tanacross
Tok
Peak - North Peak Deposits
Tetln
Mentasta Lake
Northway Junction
Slana
Tetlin Lease
State Claims
0
30
kilometers

Tetlin Lease

Juneau Exploration, L.P. (“JEX”) entered into the Tetlin Lease with the Tetlin Tribal Council, effective as of July 15, 2008. In November 2010, the Tetlin Lease was assigned to the Company and in January 2015, the Tetlin Lease was assigned to the Peak Gold JV. The Tetlin Lease’s current term extends to July 5, 2028, and for so long thereafter as the Peak Gold JV continues conducting exploration or mining operations on the Tetlin Lease.

The Peak Gold JV was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Peak Gold JV will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Peak Gold JV deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. The Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000. The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 30, 2020. In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.

Until such time as production royalties begin, the Peak Gold JV will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Peak Gold JV will pay Royal Gold a production royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease.

Exploration Overview

To date, our exploration activity has been concentrated on the Peak Gold JV Property, with such activity undertaken by the Peak Gold JV.  The Peak Gold JV plans to mine ore from the Peak and North Peak deposits (the “Manh Choh Project”) on the Peak Gold JV Property, and then process ore at the existing Fort Knox milling complex located approximately 250 miles away, as further described below.

The Management Committee of the Peak Gold JV (the “Management Committee”) approved an exploration budget for calendar 2019 of $6.9 million, of which the Company’s share was approximately $4.1 million. The program was completed in October 2019 below the budgeted amount. The program included ground geophysics utilizing IP and soil samples within the greater Chief Danny area. A further program of reconnaissance work, drilling and airborne Versatile Time Domain Electromagnetics (“VTEM”) survey was completed that drill tested targets adjacent to the Main Peak deposit, on the Company's Hona claims and a target in the North Saddle area. The budget also included funding to initiate a program of surface and groundwater characterization to support future permitting efforts. The Company funded a total of $4.1 million to the Peak Gold JV during calendar year 2019, which related to both the 2019 and 2018 exploration programs.

During the last calendar quarter of 2020, after the consummation of the Kinross Transactions, the Management Committee approved a budget of approximately $5.7 million for drilling and testing, environmental work, engineering studies, and other items in connection with the Manh Choh Project. However, due to weather and COVID-19 related delays, the Peak Gold JV spent approximately $3.0 million during the last calendar quarter of 2020. The additional work that could not be completed in 2020 is included in the calendar 2021 budget.

On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the Manh Choh Project for formal permitting. On June 22, 2021, the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting. The Company’s proportionate share of the total $18.3 million budget is approximately $5.5 million. As of September 30, 2021, the Company had funded approximately $3.9 million to the Peak Gold JV during calendar year 2021.

From inception to September 30, 2021, the Peak Gold JV has incurred $63.2 million in exploration program expenditures. As of September 30, 2021, the Company has contributed approximately $15.7 million in cash to the Peak Gold JV. After the consummation of the Kinross Transactions, the Company holds a 30.0% membership interest in the Peak Gold JV, with Kinross, holding the other 70.0%. Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. In connection with the Manh Choh Project, Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then transport the ore to the Kinross-owned Fort Knox operation located 250 highway miles from the Peak Gold JV Property where the ore will be processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV Property.  However, the Peak Gold JV has not yet established known mineral reserves on the Peak Gold JV Property, and the proposed program remains exploratory in nature.

The exploration effort on the Tetlin Lease for the Manh Choh Project has resulted in identifying two prospective mineral deposits (Main Peak and North Peak) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Hona and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014 or 2020. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Peak Gold JV Property, and the Company and the Peak Gold JV are the only entities known to have conducted drilling operations on the Peak Gold JV Property.

The majority of the Peak Gold JV Property is hosted within the Yukon-Tanana Terrane (“YTT”), a regionally extensive package of metamorphic rocks. Rocks of the YTT on the Peak Gold JV Property consist primarily of more deformed, higher temperature metamorphic rocks on the northern third of the project and less deformed, lower temperature metamorphic rocks to the south. Country rocks on the Peak Gold JV Property are intruded by granitic rocks that have not been well mapped. Large-scale structural features within the Peak Gold JV Property are closely tied to movements along the Tintina-Kaltag and Denali-Farewell fault systems, two continental-scale faults between which are a series of district and prospect-scale northeast, northwest and east-west structures. Limited exposures in the northern half of the property make identification of these structures difficult. Prospect to hand-sample scale folding has been noted throughout the project area.

Although alpine glaciation has affected elevations above 4,500 feet on the southern edge of the Peak Gold JV Property, most of the Peak Gold JV Property escaped Pleistocene continental glaciation. However, due to its proximity to continental glaciers to the north and east, the Peak Gold JV Property was covered by a variable thickness of wind-blown silt ranging up to 10 meters thick. This extremely fine-grained, metal-barren silt effectively masks the geochemical signature of underlying bedrock containing gold-copper-silver mineralization. Following deposition of this silt layer, the Peak Gold JV Property was subject to an extensive period of surface weathering, which now extends 200-300 feet below surface.

From a regional perspective, the Peak Gold JV Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Peak Gold JV Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Peak Gold JV Property was unknown in Interior Alaska. Diamond drilling results from 2011 through 2018 have revealed the presence of a distinctive suite of elements and minerals at the Main Peak, North Peak and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. “Skarn” is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Peak and North Peak Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Exploration Activity and Targets

Chief Danny Prospect Area. The Chief Danny Prospect Area currently is the most advanced exploration target on the Peak Gold JV Property and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through September 30, 2021, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	33,010	—	—
	Total	50,674	3,194	7,211	1,318	1,501	331,926	7,586	2,330

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

Explanation
Drill collar - 2019
Drill collar - 2015-2018
Drill collar - pre 2015
Road
19449
North Saddle
2 O'clock
Mohawk
North Peak
19448
19446
East Peak
19447
Main Peak
0 150 300
Meters

The image below shows the Manh Choh Project and surrounding targets:

The image below shows the approximate location of planned in-fill, geotechnical, hydrological and metallurgical drill holes during the $18 million 2021 Peak Gold JV program. The objective of the program is to advance the Manh Choh Project, including a feasibility study and permitting for the Peak and North Peak deposits.

2021 Drilling Program.  Through September 30, 2021, the Peak Gold JV has spent approximately $12.7 million on drilling, environmental and permitting work, engineering studies, community relations, and other related work.  The Peak Gold JV's 2021 drilling program began in late February 2021.  Since drilling commenced, the Peak Gold JV has completed the geotechnical drilling that it began in the last quarter of 2020.  The geotechnical information collected will be incorporated into the overall pit design and mine plan.  The Peak Gold JV also completed 33,010 core ft. of in-fill drilling, condemnation drilling, exploration, and drilling of a monitoring well.  Results for the 2021 drill program are being put into a new update resource model that will use an elevated cut-off as compared to the current mineral resource under the SEC Mining Modernization Rules.  A final QAQC model is expected to be completed in Q1 of 2022.  This updated resource model will be used to determine ore reserves in conjunction with the feasibility study currently underway and planned for completion in Q4 2022.

During the last calendar quarter of 2021, the Peak Gold JV plans to continue its efforts surrounding permitting, continue progress on the feasibility study including mine planning and infrastructure engineering, and it also intends to start planning and undertaking supply chain activities for early works construction in 2022.

2020 Drilling Program.  During the quarter ended December 31, 2020, the Peak Gold JV spent approximately $3.0 million on drilling, metallurgical testing, environmental and permitting work, engineering studies, and other related work.  The Peak Gold JV commenced drilling on November 22, 2020 and continued through December 19, 2020.  The Peak Gold JV completed 10 core holes for metallurgical testing with a total drill length of approximately 2,800 ft.  Three geotechnical holes were completed with total drill length of approximately 1,800 ft.

The map below shows the location of the 2020 and 2021 drilling program:

Geochemical Analysis and Security

All samples from the Phase II and III 2017 program, Phase I 2018 program, and the 2019 program were prepared for assay by Bureau Veritas Minerals at their facilities in Fairbanks, Alaska and analyzed at their Vancouver, British Columbia and Reno, Nevada facilities. Analytical work consisted of gold by fire assay with atomic absorption finish plus multi-element inductively coupled plasma atomic emission spectrography (ICP-AES) analyses using 4-acid digestion. All samples collected in the Phase II and III 2017, Phase I 2018, and the 2019 program were cataloged in the field and shipped via ground transport directly to Bureau Veritas Minerals’ preparation facility in Fairbanks by an Avalon contractor. The Company believes the parties working on sampling of the Peak Gold JV Property followed industry accepted procedures for sample preparation, analysis and security.

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

During 2020 and 2021, prior to shipping, reverse circulation and drill core samples staff inserted blanks and standards at a rate of 5% and collected field duplicates at a rate of 3% of total sample volume. ALS Minerals collected and analyzed 0.5% of samples as crush duplicates and 2% of samples as pulp duplicates, per the sample preparation procedures. Blank material was sourced of Brown’s Hill Quarry Basalt. Certified reference material (CRM) for gold were sourced from OREAS, as prepackaged 60g satchets. For the 23 different CRM materials used, the gold concentration, ranged from 0.016 ppm to 7.66 ppm Au. The quality assurance/quality control procedure was completed by Kinross staff.

Mineral Resources on the Peak Gold JV Property

In April 2021, the Company obtained a Technical Report Summary for the Manh Choh Project prepared by John Sims, C.P.G., and Sims Resources LLC (collectively, “Sims”) as of December 31, 2020 (the “Technical Report”).  The Technical Report was prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Modernization Rules”).

The below tables from the Technical Report summarizes mineral resource estimates for the Manh Choh Project on the Peak Gold JV Property as of December 31, 2020 (on a 100% basis as held by the Peak Gold JV, and a 30% basis corresponding to the Company's ownership interest in the Peak Gold JV):

Summary of Mineral Resources as of December 31, 2020
(Peak Gold JV's 100% Ownership)

Category	Tonnage (000 t)	Grade (g/t Au)	Contained Metal (000 oz Au)	Grade (g/t Ag)	Contained Metal (000 oz Ag)	Grade (g/t AuEq)	Contained Metal (000 oz AuEq)
Measured	473	6.4	97	16.7	254	6.6	101
Indicated	8,728	4.0	1,111	14.1	3,945	4.2	1,168
Total Measured + Indicated	9,201	4.1	1,208	14.2	4,199	4.3	1,267

Inferred	1,344	2.7	116	16.1	694	2.9	126

Summary of Mineral Resources as of December 31, 2020
(Contango's 30% Attributable Ownership)

Category	Tonnage (000 t)	Grade (g/t Au)	Contained Metal (000 oz Au)	Grade (g/t Ag)	Contained Metal (000 oz Ag)	Grade (g/t AuEq)	Contained Metal (000 oz AuEq)
Measured	142	6.4	29	16.7	76	6.6	30
Indicated	2,618	4.0	333	14.1	1,183	4.2	350
Total Measured + Indicated	2,760	4.1	362	14.2	1,260	4.3	380

Inferred	403	2.7	35	16.1	208	2.9	38

Notes:

1.	The definitions for Mineral Resources in the SEC Mining Modernization Rules were followed for Mineral Resources.
2.	The point of reference for the Mineral Resources is in situ.
3.	Mineral Resources are estimated at a cut-off value of US$28 NSR/t and US$30 NSR/t.
4.	Mineral Resources are estimated using a long-term gold price of US$1,400 per ounce Au, and US$20 per ounce Ag.
5.	Metallurgical recoveries were 90% Au and 52% Ag for the Main+West Zone and 94% Au and 60% Ag for the North Zone.
6.	Silver equivalents are reported using a ratio of 70 oz silver per 1 oz gold.
7.	Bulk density is 2.75 t/m3.
8.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
9.	Numbers may not add due to rounding.

The above tables are qualified in their entirety by the Technical Report, and should be read in conjunction with the Technical Report, as well as the warnings and disclaimers set forth in the section entitled “Notice Regarding Mineral Disclosure”.

Community Affairs

In April 2015, the Peak Gold JV entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one-year period, which was extended for two additional two-year periods under the same terms. Under the extended Support Agreement, the Peak Gold JV provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017, and an additional $100,000 each year through January 1, 2020. The Support Agreement has been extended for two additional one-year periods under the same terms. Under the latest extension, the Peak Gold JV will provide payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 through January 1, 2022. The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Peak Gold JV supports the Tetlin Village in maintenance of the village access road, which is used by the Peak Gold JV in furtherance of the Manh Choh Project.

Lucky Shot Property

Location of and Access to the Lucky Shot Property

The Lucky Shot Property, acquired by the Company through its acquisition of Alaska Gold Torrent, LLC in August 2021, covers three former producing gold mines in the Willow Mining District located in the southern Talkeetna Mountains of south central Alaska and covering an area of approximately 175 square kilometers. The three former mines include the Coleman, Lucky Shot and War Baby mines, located along a continuous low angle structural zone occupied by a series high-grade quartz vein hosting free gold and minor sulfide and telluride mineralization.  The Lucky Shot project consists of a mine site located 180 road kilometers (112 road miles) north of Anchorage, Alaska, and a processing site located about 48 road kilometers (30 road miles) west of the mine site. There is established infrastructure providing access to the Lucky Shot Property, including road access between the mine site and plant site via unsealed secondary road, sealed 2-lane highway, and the 4-lane Parks Highway connecting Anchorage and Fairbanks.

Geology

The Willow Creek Mining District straddles the margin of a granodiorite batholith that forms the Talkeetna Mountains and is bounded on the south by the Castle Mountain fault system.  The Lucky Shot vein system was determined to be continuous from the War Baby to the Coleman across the project area – a distance of approximately 1.6 kms (1 mile), with two high-angle faults structures segmenting the vein into three blocks (i.e. the Coleman block, Lucky Shot block and War Baby block).  A third fault structure further east was determined to separate the War Baby block from drilling that intersected the vein structure in what is known as the Murphy block – extending the known vein structure another 600 meters (~2000’) further east. Between the Coleman and War Baby mines the vertical and lateral offset is a few meters up to tens of meters which allowed historic mining to continue across faults in a near-continuous manner. This similar magnitude of vertical and lateral displacement is defined as an oblique-slip fault and is typical of a transpressional structural environment.  District geologic mapping shows that the Castle Mountain fault is a major regional strike slip fault and that the Hatcher Pass Fault is a sympathetic fault that places a thick section of Cretaceous schists up against a rigid body made up of the late Cretaceous Willow Creek batholith.  The Company believes the contact environment between these two disparate lithologies is an ideal location for low angle, listric fault-controlled quartz vein hosted gold deposits, characteristic of the Willow district.

The three historic mines at the Coleman, Lucky Shot and War Baby properties are controlled by a continuous low angle, listric fault zone occupied by a series of quartz veins and sheared breccia zones from 1 meter wide up to several meters in width.  The veins are hosted by a granodiorite composition intrusive rock which is part of the Willow Creek batholith described above.  The quartz veins are central to a broader alteration zone that extends tens of meters adjacent to the veins and consists of sericite, chlorite, albite, leucoxene, and ankerite/siderite.  The quartz veins contain native gold, pyrite, arsenopyrite, tetrahedrite-tennantite, sphalerite, galena, and various telluride minerals (coloradoite and nayagite have been identified).

The mines located in the Lucky Shot Property have historically produced minerals prior to their shut down in 1942 due to the World War II effort, after which little happened on the property until the 1980s when Enserch Exploration conducted an exploration program which included soil sampling, drilling, and underground exploration.

A qualified person (as defined by the SEC Mining Modernization Rules) has not done sufficient work to classify any historical estimates for the Lucky Shot Property in connection with past mineralization operations as a current estimate of mineral resources, mineral reserves or exploration results.

CORE Exploration Plan

CORE plans to re-establish access to drill the down-dip extension of the Lucky Shot and Coleman mines.  The Company plans to either initiate construction of a road from the existing mine access road to the Lucky Shot tunnel entrance (a distance of approximately one quarter mile/400 meters) or extend the existing tunnel created during the Ensearch exploration program to access the same target area from underground.  Once access has been established, the Company plans to refurbish the old underground workings, where the granodiorite host rock generally needs little support.  The Company plans to then embark on a three-phase exploration plan.  Phase 1 is expected to include 600 meters (~2,000’) of new 3mx4m (10’x12’) drift parallel to the vein.  This will allow the Company to establish underground drill stations which can be used to conduct a detailed fan drilling program infilling mineralized vein that has already been identified by previous drilling by previous operators.  The Company estimates that 2,400 meters (~7,800’) of diamond drilling will be necessary to define qualified resources that meet Securities and Exchange Commission standards for disclosure.  The area targeted for drilling measures approximately 600 meters by 250 meters. In Phase 2, the Company anticipates a further extension of the Lucky Shot target area and a second cross-cut put in above the vein to continue to drill the vein further down dip.  In Phase 3, the Company envisions extending the Ensearch tunnel (located approximately 500’ (~150 meters) below the Lucky Shot adit level and then extending the Ensearch tunnel to both the Lucky Shot and Coleman areas to provide access for future mine development of the entire Coleman-Lucky Shot portion of the vein system.  These plans are preliminary in nature and subject to modification as the Company gathers additional information.

Contango Minerals Property

Compared to the exploration activities conducted to date on the Peak Gold JV Property, the Company, through its subsidiaries, has performed significantly less exploration work on the mining claims wholly owned by Contango Minerals, consisting of the Triple Z, Eagle/Hona, Shamrock, and Willow projects, all of which remain in the exploration stage. The Company plans to fund an approximately $3.0 million exploration program to explore for additional resources on the Triple Z and Eagle/Hona prospects in 2021, and field work on the Eagle/Hona and Shamrock prospects began in July 2021.

Triple Z Prospect

The Triple Z claims were originally staked in 2009 and the claim block expanded in 2011, and again in 2019, with the claim block now covering an area of approximately 14,800 acres immediately adjacent to the Alaska Highway to the south and west, and the Taylor Highway to the north and east. The area was identified as prospective for porphyry copper-gold-silver-molybdenum mineralization based on regional government sponsored stream sediment sampling. Surface rock (82 samples) and soil samples (115 samples) were collected in 2009. Follow up auger soil sampling completed between 2009 and 2011 identified a large-scale copper-gold-silver-molybdenum anomaly centered along a low-profile ridge with little to no outcrop. An airborne magnetic and resistivity survey conducted over the area in 2011 showed a coincident magnetic low and resistivity high (classic porphyry signatures) over the geochemically anomalous area. A follow up Induced Polarization (“IP”) survey conducted in 2019 across four orthogonal lines and outlined multiple IP anomalies broadly coincident with the soil and mag/resistivity anomalies. Drilling was completed in 2012 (before the IP survey) with six core holes drilled to depths ranging from 230 meters (755 feet) to 380 meters (1246 feet). Holes 1202 and 1204 encountered several zones of anomalous copper, gold and silver.

The Company has exploration targets that have not yet been drilled because the Company is waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska. The Company has been working with the State and Federal agencies to prioritize this transfer because of the highly prospective drill-ready target. Once the land transfer is completed, the Company plans to drill this well-defined porphyry copper-gold-silver-molybdenum target, potentially in 2022.

Eagle/Hona Prospect

The Eagle/Hona prospect consists of two claim blocks, the Eagle and Hona blocks, which are immediately adjacent to each other and which the Company treats as a single prospect.

The 64,800-acre Eagle claim block was staked in 2012 and 2013 to cover favorable stratigraphy mapped along trend by state geologists. The Eagle block is underlain by similar geology as the northern Tetlin Hills and limited reconnaissance stream sediment and pan concentrate samples collected by Federal government agencies in the 1970’s revealed widespread copper and arsenic (a pathfinder element for gold) anomalies within the area now covered by the Eagle claims (gold was not analyzed for in the original government sampling). In 2013, a reconnaissance level stream sediment and pan concentrate sampling program was completed over most of the southern part of the Eagle claim block and identified an area over 10 kilometers along a northwest corridor where every creek draining the northeast slopes of the mountains are strongly anomalous in gold, arsenic and copper. Further sampling continued along the northwest trend shows additional anomalous creeks up towards the Dome prospect, albeit far fewer streams have been sampled.

The claim block that makes up the Hona portion of the Eagle/Hona prospect is located on Alaska state mining claims approximately 25 kilometers west of the Main Peak deposit and is immediately adjoining the Eagle claim block. A reconnaissance program was carried out on the Hona claim block in 2017, which consisted of 363 pan concentrate and 364 stream sediment samples. Anomalous gold and copper values were found during the 2017 program and in 2019 when follow-up reconnaissance work was completed. This effort consisted of taking 615 rock chip samples and surface mapping. The two programs identified three target areas, Hona 1, Hona 2 and Hona 3. Exploration drilling in 2019, consisting of two core holes, totaling 1,301 meters, tested a portion of the Hona 2 target. As part of the 2019 program, 1,006 line-km of helicopter-borne magnetic and VTEM survey was completed over a portion of the Hona Prospect.

Exploration activities on the Eagle/Hona prospect are still in the early stages, and follow up field exploration on the project began in July 2021. Field crews completed a regional follow up sampling and mapping program in August 2021 and have collected approximately 2,000 rock samples from outcrops and hand dug trenches on the Eagle/Hona claims blocks. Assay results should be available in the fourth calendar quarter of 2021.

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

Shamrock Prospect

In early 2021, The Company staked the Shamrock prospect in the Richardson Mining District located in central Alaska right along the Alaska Highway corridor approximately 70 miles from Fairbanks, Alaska. The property includes a total of 361 Alaska state mining claims covering approximately 52,700 acres and gives the Company a dominant land position in the Richardson district (see the map below). The property has excellent infrastructure being right along the Alaska Highway and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property. In addition, a high-voltage power line traverses along the southern property boundary. This electrical grid provides power to the Pogo gold mine operated by Northern Star Resources Limited which produced approximately 175,000 ounces of gold in 2020 and is located approximately 50 miles to the northeast of the Shamrock property. During the 2021 field season, field crews have collected approximately 900 soil and rock samples from the claim block. Results are expected by the end of the fourth calendar quarter of 2021.

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

The Shamrock prospect is underlain by a series of metamorphic schists and gneisses that make up the Lake George Subterrane of the more broadly distributed Yukon Tanana Terrane across interior Alaska and the Yukon, which is host to a number of large gold deposits. Peak metamorphism occurred around 110 million years. Retrograde metamorphism resulted in cooling, gneiss dome formation and a transition from ductile deformation of the metamorphic fabric to brittle deformation, as well as a series of low-angle shears across the region. Mid- Cretaceous extension resulted in regional uplift and denudation of the metamorphic gneiss domes. Post-uplift plutonic activity often occurs along the margins of these domes where zones of extreme thinning are common. Two ages of intrusive activity are noted at 105 Ma and 85 Ma. Both mid-Cretaceous intrusive rocks are genetically related to lode gold mineralization.

There are three types of gold deposit types that the Company plans to explore for on the Shamrock prospect: (1) Gold in the low angle quartz veins characterized as “Pogo Type” mineralization; (2) Intrusive Related Gold deposits (IRG) associated with igneous intrusions where they intersect deep seated crustal structures; and (3) high level rhyolite intrusive dikes associated clay and silica alteration which occurs in the Democrat and Banner Dikes areas of the property.

The Shamrock prospect was previously owned by Coeur Mining, who inherited the property as a result of acquiring North Empire Resources for their Sterling Gold Project located in Nevada. The Richardson property (as it was referred to by Coeur Mining) was non-core, and the claims were dropped in 2020. Based on historic activity, there are a number of well-defined soil anomalies with limited drilling that remain under-explored.

The map below shows the location of the Shamrock Prospect:

N
True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
CONTANGO ORE
GOLD SILVER COPPER
Delta Junction
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles
Tok
Manh Choh

Willow Prospect

The Willow claims staked in the third fiscal quarter of 2021 cover 9,232 acres of mineral rights on State of Alaska land located immediately north and east of the Lucky Shot Property owned by the Company's wholly owned subsidiary, AGT.  The Willow claims cover a number of historically active mines in the Willow Mining District that were all mandated to shut down as a result of the War Act in 1942. Very little exploration work has occurred since that time. The Company plans to conduct geologic mapping, geochemical sampling and geophysical surveys to identify potential exploration drill targets to find additional gold resources. Given the Willow claims' location adjacent to the Lucky Shot Property, the Company treats these claims as an addition to, and expansion of, the Lucky Shot Property for purposes of its planned exploration activities.

Environmental Regulation and Permitting

Peak Gold JV Property

The Company believes that it and the Peak Gold JV are currently operating in compliance with all environmental regulations. While the Alaska Department of Natural Resources, Office of Project Management and Permitting coordinates the permitting of mine projects on state lands, it has no jurisdiction on Native American land such as the Tetlin Lease. However, the Peak Gold JV has voluntarily elected, with the concurrence of the Tetlin Tribal Council, to conduct its mineral exploration activities under the same terms and conditions as required on State of Alaska mining claims.

Hard Rock Exploration Permits and Temporary Water Use Permits covering past and planned activities on the Manh Choh Project were issued by the Alaska Department of Natural Resources to the Company and the Peak Gold JV and consist of the following multi-year permits (the “State Permits”):

1.

Alaska Hard Rock Exploration and Reclamation Permit #2626 covering exploration drilling activities on the Tetlin Lease. This permit now extends through December 31, 2025. Each year during the term of the permit, the Peak Gold JV will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

2.

Alaska Temporary Water Use Permit F2020-093, allowing a seasonal average water use of 21,600 gallons per day during the period May 20 to October 15. The permit expires December 31, 2025. These water use authorizations are specific to Alaska Hard Rock Exploration permit #2626.

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

The State Permits were issued to the Company and assigned to the Peak Gold JV to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Peak Gold JV will require additional permits from the State of Alaska for the remainder of the 2021 calendar year. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

The Peak Gold JV also has received a Clean Water Act Nationwide Permit #6, Permit #POA-2013-286, from the U.S. Department of the Army Corps of Engineers with respect to the Peak Gold JV’s intended drilling and access-related disturbances on wetlands within the Tetlin Lease, which is valid through December 31, 2022. However, such lands were classified as wetlands more than 20 years ago and much of the land covered by such permit has since been burned by natural wildfires. As a consequence of the wildfires and natural habitat changes that have taken place since the wildfires, the Peak Gold JV Property may no longer be considered wetlands according to Corps of Engineers guidelines.

The Company began collecting baseline environmental data on the Manh Choh Project in 2012, and the Peak Gold JV has continued this process. The Peak Gold JV has not developed a comprehensive environmental permitting strategy as the Manh Choh Project remains in an exploration stage. If and when its exploration work is significantly advanced that additional baseline environmental studies and prefeasibility studies are desirable, the Peak Gold JV will be required to expend considerable funds and resources for an environmental impact statement and related studies to advance any mining project, including the Manh Choh Project.

Shamrock Prospect

Hard Rock Exploration Permits and Temporary Water Use Permits covering planned activities on the Shamrock Prospect were issued by the Alaska Department of Natural Resources to the Company and consist of the following multi-year permits (the “State Permits”):

1.

Alaska Hard Rock Exploration and Reclamation Permit #2849 covering exploration drilling activities on the Buck State Mining Claims. This permit now extends through December 31, 2025. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

2.

Alaska Temporary Water Use Permit F2021-083, allowing a seasonal average water use of 21,600 gallons per day during the period June 1 to October 31. The permit expires December 31, 2025. These water use authorizations are specific to Alaska Hard Rock Exploration permit #2849.

3.

Alaska Department of Fish & Game (ADF&G), Habitat Division issued the Fish Habitat Permit FH21-III-0147 for activities associated with F212849 on June 16, 2021. The Fish Habitat Permit will expire on December 31, 2025.

The State Permits were issued to Contango Minerals Alaska, LLC to cover its access road, drill pad and core drilling impacts. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

Additional Permit Conditions

Any future mining operations undertaken by the Company or the Peak Gold JV are subject to local, state, tribal, and federal regulation governing environmental quality and pollution control, including air quality standards, greenhouse gas, waste management, reclamation and restoration of properties, plant and wildlife protection, cultural resource protection, handling and disposal of radioactive substances, and employee health and safety. Extraction of mineral ore is subject to stringent environmental, health, and safety regulation by state and federal authorities, including the United States Environmental Protection Agency (“EPA”), and may also be subject to additional regulation of local and tribal authorities. Such regulation can increase the cost of planning, designing, constructing, installing and operating mining facilities or otherwise delay, limit or prohibit planned operations.

Significant fines and penalties may be imposed for failure to comply with environmental laws. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances. In addition, the Company and the Peak Gold JV may be subject to claims alleging personal injury or property damages as a result of alleged exposure to hazardous substances or other environmental impacts.

The Federal Mine Safety and Health Act of 1977 and regulations promulgated thereunder, and the State of Alaska Department of Labor and Workforce Development, impose a variety of health and safety standards on numerous aspects of employee working conditions related to mineral extraction and processing operations, including the training of personnel, operating procedures and operating equipment. In addition, the Company and the Peak Gold JV may be subject to additional state and local mining standards. The Company believes that it and the Peak Gold JV currently are in compliance with applicable mining standards; however, the Company cannot predict whether changes in standards or the interpretation or enforcement thereof will have a material adverse effect on the Company's or the Peak Gold JV’s business, financial condition or otherwise impose restrictions on its ability to conduct mining operations.

A typical time frame for baseline environmental studies and permitting for a gold mine in Alaska may consume a decade or more. There are numerous state and federal permits and authorizations required from many different state and federal agencies. Federal legislation and regulations adopted and administered by the EPA and other governmental or tribal authorities, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, legislation such as the CWA, Safe Drinking Water Act, CAA, National Environmental Policy Act, Migratory Bird Treaty Act, Endangered Species Act, RCRA and CERCLA and various laws and regulations administered by the State of Alaska including the Alaska Department of Fish and Game, the Alaska Department of Environmental Conservation, Alaska Department of Transportation and Public Facilities and the Alaska Department of Natural Resources, have a direct bearing on exploration and mining operations conducted in Alaska. The scope, breadth and complexity of these regulations make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. The Alaska Department of Natural Resources coordinates the permitting of mining operations in the State of Alaska, has developed a process to integrate federal, state and local government requirements to obtain mine permits, and also provides an opportunity for public comment. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

CERCLA, also known as the “superfund” law, and analogous state laws impose liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported a hazardous substance to a site for disposal. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action. The Company’s and the Peak Gold JV’s mining operations may generate wastes that fall within CERCLA’s definition of “Hazardous Substances”, and, thus, subject the Company or the Peak Gold JV to CERCLA liability.

Finally, environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors, shareholders and activists across many industries. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place.  In addition, if ESG metrics and/or reporting become mandatory, the Company’s and the Peak Gold JV’s costs of planning, designing, constructing, operating, and maintaining their mining facilities and associated operations and the costs of their compliance obligations in connection with those facilities and operations could increase.

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

Partnering with strategic industry participants to expand future exploration work. In January 2015, the Company formed the Peak Gold JV pursuant to the JV LLCA with Royal Gold. Under the JV LLCA, Royal Gold was appointed as the manager of the Peak Gold JV, initially, with overall management responsibility for operations of the Peak Gold JV. As of October 1, 2020, in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA, KG Mining became the manager of the Peak Gold JV (the “Manager”).  KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Peak Gold JV operations in accordance with industry standards and applicable laws, and other limited circumstances. The Manager will manage and direct the operation of the Peak Gold JV, and will discharge its duties, in accordance with approved programs and budgets. The Manager will implement the decisions of the Management Committee and will carry out the day-to-day operations of the Peak Gold JV. Except as expressly delegated to the Manager, the A&R JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. The Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining.  The Representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the Management Committee.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of September 30, 2021, the Company’s directors and executives beneficially own approximately 23.5% of the Company’s Common Stock. An additional 11.8% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease. The Peak Gold JV was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Peak Gold JV will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Peak Gold JV deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. On or before December 30, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000.  The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.

On January 8, 2015, the Company assigned the Tetlin Lease to the Peak Gold JV in connection with the formation of the Peak Gold JV.

Until such time as production royalties begin, the Peak Gold JV will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Peak Gold JV will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, and a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.  The Company will pay Royal Gold an overriding royalty of 3.0% on certain State of Alaska mining claims should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons. The Company pays claim rentals on State of Alaska mining claims which vary based on the ages of the claims. For the 2020–2021 assessment year, claims rentals totaled $349,955. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

The Company received $32.4 million in cash consideration in conjunction with the Kinross Transactions.  Of the $32.4 million, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Peak Gold JV.  Pursuant to Article IV of the A&R JV LLCA, if the Peak Gold JV terminates, or the Company’s membership interest falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

With regard to the Lucky Shot Acquisition, in addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2021 held a 30.0% ownership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV and manages, directs, and controls operations of the Peak Gold JV. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of September 30, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Business Combinations.  In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.  The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually.  The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. Contingent consideration in asset acquisitions payable in the form of cash is recognized when payment becomes probable and reasonably estimable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the asset acquisition cost when acquired. Contingent consideration payable in the form of a fixed number of the Company’s own shares is measured at fair value as of the acquisition date and recognized when the issuance of the shares becomes probable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

Results of Operations

Neither the Company nor the Peak Gold JV has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue other than contributions by the Company and KG Mining to the Peak Gold JV, and, in addition to the consideration received in the Kinross Transactions, the Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold JV Property. The Company does not expect the Peak Gold JV to generate revenue from mineral sales in the foreseeable future. If the Peak Gold JV Property fails to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and it may never do so.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $149,810 for the three months ended September 30, 2021, compared to $20,828 for the three months ended September 30, 2020. Prior year claim rentals expense only includes one month of  expense because the related state mining claims were acquired in September 2020 as a part of the Kinross Transaction.  Current quarter claim rental expense includes a full quarter of expense for the state mining claims acquired in the Kinross Transaction, claim rental expense for new state mining claims staked by the Company during 2021, and claim rental expense for state mining claims acquired as a part of the AGT acquisition.  The Company staked the Shamrock and Willow claims during 2021.  The Lucky Shot state claims were acquired as a part of the acquisition of AGT in August 2021.

Exploration Expense.  Exploration expense for the three months ended September 30, 2021 was $0.9 million compared to zero for the three months ended September 30, 2020.  Current year exploration expense relates to spending on our 100% owned state claims on the Eagle/Hona and Shamrock Property.  Exploration related work began on those prospects in July 2021.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2021 and 2020 were $2.0 million and $3.5 million, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll and stock-based compensation expense. The current year decrease in general and administrative expenses is the result of non-recurring legal and transaction related fees associated with the CORE Transactions of approximately $2.3 million during the quarter ended September 30, 2020, offset by a $0.6 million increase in payroll and related benefits and director fees.  In December 2020, the Company added two new employees, and the Company’s executives that previously provided services to the Company via the Management Services Agreement with JEX, began receiving compensation and benefits directly from the Company, and the management fee under the Management Services Agreement with JEX was reduced.  The Company also added an additional employee in August 2021.  The stock-based compensation expense for the quarter ended September 30, 2021 was approximately $1.0 million, compared to $0.9 million for the quarter ended September 30, 2020.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended September 30, 2021 and 2020 was $1,445,000 and $247,800, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $1,445,000 in the Peak Gold JV during the three months ended September 30, 2021, and $247,800 during the three months ended September 30, 2020.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to September 30, 2021 are $22.6 million.

Interest Expense.  The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 9).  Interest expense for the three months ended September 30, 2021 is the accrued interest related to the Promissory Note.  The Company incurred  zero interest expense during the three months ended September 30, 2020.

Income Tax Benefit/(Expense).   The Company recognized zero income tax expense for the three months ended September 30, 2021, compared to $2.4 million in income tax expense for the three months ended September 30, 2020.  The Company had book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.  The Company has a net loss for the first quarter of fiscal year 2022 and does not expect to have taxable income for the year.

Gain on Sale of a Portion of the Investment in the Peak Gold JV.  The Company recorded the $32.4 million cash proceeds and the 809,744 shares of common stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the common stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the transaction in total less the cash proceeds.  The total value of the transaction was equated to the value of the Company's 30.0% ownership in the Peak Gold JV, post the 30.0% membership interest transferred to KG Mining.  As of the date of the transaction, the Company's investment in the Peak Gold JV had a zero balance, therefore the $39.6 million gain approximates the full fair value of the JV Interest surrendered in the CORE Transactions.

Liquidity and Capital Resources

Prior to the formation of the Peak Gold JV, the Company’s primary cash requirements were for exploration-related expenses.  Since the formation of the Peak Gold JV, the Company’s primary cash requirements have been for general and administrative expenses and capital calls from the Peak Gold JV for the Manh Choh Property.  Prior to the Kinross Transactions, the Company’s sources of cash have been from Common Stock offerings. In conjunction with the Kinross Transactions, the Company received $32.4 million and 809,744 shares of the Company’s Common Stock.  The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold as part of the Royal Gold Transactions, and were subsequently canceled by the Company.  Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire impact of those royalty payments due from the Peak Gold JV.

As of September 30, 2021, the Company had approximately $27.0 million of cash.   On December 10, 2020, the Management Committee approved a total budget of $18.0 million for the calendar year 2021 to undertake in-fill drilling, engineering and environmental studies necessary to complete a feasibility-level study, additional exploration, community relations, and to prepare the project for formal permitting.   On June 22, 2021 the Management Committee voted to increase the exploration budget by $0.2 million for interpretation of archive drilling, adopting oriented core and geological consulting.  The Company’s proportionate share of the approved budget is approximately $5.5 million.  As of June 30, 2021, the Company has funded approximately $3.9 million to the Peak Gold JV during calendar year 2021.  In addition, the Company plans to fund an approximately $3.0 million exploration program to continue its exploration efforts on the Eagle/Hona Property located immediately north of the Manh Choh Project area (which began in July 2021), and to explore for additional resources on the 100%-owned Triple Z Property in 2022, focused on the areas immediately adjacent to the known Peak Gold JV resources.    Due to cash received in the Kinross Transaction and the capital raises completed in September 2020 and June 2021, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties (including the $10.0 million capital commitment for expenditures on the Lucky Shot Property over the 36-month period following August 2021),  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 (the “Purchase Agreements”) for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in a private placement (the “2021 Private Placement”) to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any registration rights.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2021 Private Placement.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s Common Stock in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the Common Stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Peak Gold JV and Contango Minerals. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $50,000 in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions.  The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of Common Stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

KG Mining became the Manager of the Peak Gold JV in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Peak Gold JV may be limited. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold JV Property. The Company currently does not have any recurring source of revenue. The Peak Gold JV currently does not  have any recurring source of revenue, and its only source of cash inflows are contributions received from KG Mining and the Company.  As a result, the Company’s ability to contribute funds to the Peak Gold JV and retain its membership interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

Further financing by the Company may include issuances of equity, instruments convertible into equity (such as warrants) or various forms of debt. The Company believes that it is likely that it will raise capital through the issuance of additional equity securities in the next six months for purposes of funding its proportionate share of future Peak Gold JV exploration and for the Company’s operating costs. The Company has issued Common Stock and other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of Common Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of the Company’s securities. Any additional issuances of Common Stock or securities convertible into, or exercisable or exchangeable for, Common Stock may ultimately result in dilution to the holders of Common Stock, dilution in any future earnings per share of the Company and may have a material adverse effect upon the market price of the Common Stock of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2021, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2021, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2021 and below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s Common Stock is thinly traded.

As of September 30, 2021, there were approximately 6.7 million shares of the Company’s Common Stock  outstanding, with directors and officers beneficially owning approximately 23.5% of the Common Stock  and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 11.8% of the Company's Common Stock .   The Company's Common Stock  is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CTGO”. Although the Company's Common Stock  is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of its Common Stock  may be difficult to ascertain. Since the Company's Common Stock  is thinly traded (average trading volume of 372 shares of Common Stock  per day for the first fiscal quarter of 2022), the purchase or sale of relatively small Common Stock  positions may result in disproportionately large increases or decreases in the price of the Company's Common Stock.

Underground mining operations are subject to unique risks.

While we are not currently conducting mining operations at the Lucky Shot Property, if we begin mining operations on the Lucky Shot Property in the future, such operations will involve underground mining activities. The exploration for minerals, mine construction and mining operations in an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us and the Peak Gold JV, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our or the Peak Gold JV's financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our and the Peak Gold JV's operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations and the operations of the Peak Gold JV.

Opposition to our operations and those of the Peak Gold JV from local stakeholders or non-governmental organizations could have a material adverse effect on us.

There is an increasing level of public concern relating to the effect of mining production on its surroundings, communities, and environment. Local communities and non-governmental organizations (“NGOs”), some of which oppose resource development, are often vocal critics of the mining industry. While we and the Peak Gold JV seek to operate in a socially responsible manner, opposition to extractive industries or our operations specifically or adverse publicity generated by local communities or NGOs related to extractive industries, or our operations specifically, could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate. As a result of such opposition or adverse publicity, we or the Peak Gold JV may be unable to obtain permits necessary for our operations or to continue operations as planned or at all.

Our insurance will not cover all of the potential risks associated with mining operations.

Our business, and the business of the Peak Gold JV, is subject to a number of risks and hazards generally, including adverse environmental conditions, environmental or industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena, such as inclement weather conditions, floods, hurricanes and earthquakes. Such occurrences could result in damage to mineral properties or production facilities, personal injury or death, environmental damage to our properties or the property of others, delays in construction or mining, monetary losses, and possible legal liability.

Although we and the Peak Gold JV maintain insurance to protect against certain risks in such amounts as we or the Peak Gold JV, as applicable, consider reasonable, such insurance will not cover all the potential risks associated with a mining company’s operations. We and the Peak Gold JV may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as loss of title to mineral property, environmental pollution, or other hazards as a result of exploration and production, is not generally available to us or to other companies in the mining industry on acceptable terms. We or the Peak Gold JV might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance and results of operations.

We may not be able to grow successfully through future acquisitions or successfully manage future growth.

We may actively pursue the acquisition of exploration, development and production assets consistent with our growth strategy. From time to time, we may also acquire securities of or other interests in companies with respect to which we may enter into acquisitions or other transactions. Acquisition transactions involve inherent risks, including but not limited to:

●	accurately assessing the value, strengths, weaknesses, contingent and other liabilities, and potential profitability of acquisition;
●	unanticipated costs;
●	diversion of management’s attention from existing business;
●	integrating the acquired business or property;
●	decline in the value of acquired properties or companies; and
●	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition.

We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets or successfully integrate assets or companies we acquire. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. We may also be limited in our ability to generate capital or incur indebtedness in connection with or to fund future acquisitions.

 Our inability to make acquisitions of properties or companies or to realize the anticipated benefits of any acquisition of properties or companies could have a material adverse effect on our financial condition.

Our business depends on the continued contributions made by Rick Van Nieuwenhuyse, as our key executive officer, the loss of who may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our President and Chief Executive Officer, Rick Van Nieuwenhuyse. We rely on his extensive experience in the mining industry when we are developing new products and services. The Company has no “Key Man” insurance to cover the resulting losses in the event that any of our officers or directors should die or resign.

If Mr. Nieuwenhuyse cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in a severe damage to our business operations and would have an adverse material impact on our financial position and operational results. To continue as a viable operation, the Company may have to recruit and train replacement personnel at a higher cost. Additionally, if Mr. Nieuwenhuyse joins our competitors or develops similar businesses that are in competition with the Company or the Peak Gold JV, our business may also be negatively impacted.

Our future success depends on our ability to attract and retain qualified long-term management, administrative, geology, and database management personnel. We have a great need for qualified talent, but we may not be successful in attracting, hiring, developing, and retaining the talent required for our success.

The Company and the Peak Gold JV have no assurance of title to their properties.

The Company, through its wholly-owned subsidiaries, Contango Minerals and AGT, owns the mineral rights to approximately 224,400 acres of State of Alaska unpatented mining claims for gold ore exploration, and the Peak Gold JV holds approximately 13,000 acres of State of Alaska unpatented mining claims in addition to the Tetlin Lease (described below). Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and the rights of third parties to the use of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

The Peak Gold JV leases approximately 675,000 acres for exploration and development pursuant to a mineral lease (the “Tetlin Lease”) with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”). The Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Peak Gold JV conducted a title examination prior to the assignment of the Tetlin Lease to the Peak Gold JV and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Peak Gold JV, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement, which were approved by the Tetlin Tribal Council and the Native Village of Tetlin members and renewed on September 29, 2020 in connection with the CORE Transactions described in “Summary – Corporate Information” (the “Tetlin Agreements”). The Tetlin Agreements approved the assignment of the Tetlin Lease to the Peak Gold JV and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.

We cannot provide assurance that title to our properties will not be challenged. We or the Peak Gold JV, as applicable, may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our and the Peak Gold JV's ability to ensure that we or the Peak Gold JV, as applicable, have obtained a secure claim to individual mining properties may be severely constrained. Our and the Peak Gold JV's mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups.

A deficiency in title or claims by a third party may not be curable. It does happen, from time to time, that the title to a property is defective, having been obtained in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, the Company or the Peak Gold JV, as applicable, might not be able to proceed with exploration of its properties or might incur costs to remedy a defect. This could result in our not being compensated for our prior expenditures relating to the property. It might also happen, from time to time, that the Company or the Peak Gold JV might elect to proceed with mining work despite any such deficiency or claim.

The appointment of Kinross as manager of the Peak Gold JV does not provide assurance that further exploration efforts will be successful.

The appointment of Kinross as manager of the Peak Gold JV does not provide assurance that further exploration of the Peak Gold JV Property will be successful, any additional resource will be discovered or a commercial deposit of gold ore and associated minerals will be located. The results of any further exploration work will be assayed and analyzed to determine if additional work should be performed and additional funds expended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.Exhibits

(a)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1

Certificate of Incorporation of Contango ORE, Inc.  (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

3.3	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2021).

3.5	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

3.6	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

3.7	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.1	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).

4.2	Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 4.1 to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).

4.3

Form of Certificate of Contango ORE, Inc. Common Stock.  (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

4.4

Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.5	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2021).

10.1	First Amendment to Offer Letter to Rick Van Nieuwenhuyse, dated December 11, 2020 (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

96.1	Technical Report Summary relating to the Peak Gold JV Property prepared for Contango ORE, Inc. and issued effective as of December 31, 2020 by Sims Resources, LLC and John Sims, C.P.G., as the qualified person(Filed as Exhibit 96.1 to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on October 26, 2021).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 12, 2021	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)