Form 10-Q
period 2021-12-31
Contango ORE, Inc.
filed 2022-02-10
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-35770

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3431051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 925
Houston, Texas	77098
(Address of principal executive offices)	(Zip code)

(713) 877-1311

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CTGO	NYSE American

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of February 10, 2022 was 6,745,750.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	December 31, 2021	June 30, 2021
ASSETS

CURRENT ASSETS:
Cash	$21,867,982	$35,220,588
Restricted cash	231,000	—
Prepaid expenses and other	1,351,429	515,635
Income tax receivable	278,126	198,126
Total current assets	23,728,537	35,934,349

LONG-TERM ASSETS:
Investment in Peak Gold (Note 4)	—	—
Property & equipment, net	13,628,324	36,531
Total long-term assets	13,628,324	36,531

TOTAL ASSETS	$37,356,861	$35,970,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$396,444	$26,268
Accrued liabilities	174,052	195,837
Note payable	6,250,000	—
Total current liabilities	6,820,496	222,105

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	222,486	—
Contingent consideration liability	1,847,063	—
Total non-current liabilities	3,269,549	1,200,000

TOTAL LIABILITIES	10,090,045	1,422,105

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,809,246 shares issued and 6,806,654 outstanding at December 31, 2021; 6,675,746 shares issued and outstanding at June 30, 2021	68,092	66,757
Additional paid-in capital	71,742,871	69,509,606
Treasury stock at cost (2,592 shares at December 31, 2021; and 0 at June 30, 2021)	(69,307)	—
Accumulated deficit	(44,474,840)	(35,027,588)
TOTAL SHAREHOLDERS’ EQUITY	27,266,816	34,548,775

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,356,861	$35,970,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
EXPENSES:
Claim rental expense	$(157,163)	$(55,809)	$(306,973)	$(76,637)
Exploration expense	(1,219,437)	(4,800)	(2,165,682)	(4,800)
Depreciation expense	(8,933)	—	(13,715)	—
Accretion expense	(3,560)	—	(3,560)	—
General and administrative expense	(2,796,664)	(2,602,590)	(4,766,933)	(6,127,582)
Total expenses	(4,185,757)	(2,663,199)	(7,256,863)	(6,209,019)

OTHER INCOME/(EXPENSE):
Interest income	494	705	991	919
Interest expense	53,224	—	(3,380)	—
Loss from equity investment in Peak Gold, LLC (Note 4)	(743,000)	(1,123,452)	(2,188,000)	(1,371,252)
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	—	—	39,642,857
Total other income/(expense)	(689,282)	(1,122,747)	(2,190,389)	38,272,524

INCOME/(LOSS) BEFORE TAXES	(4,875,039)	(3,785,946)	(9,447,252)	32,063,505
Income tax (expense)/benefit		571,901	—	(1,834,925)
NET INCOME/(LOSS)	$(4,875,039)	$(3,214,045)	$(9,447,252)	$30,228,580

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$(0.72)	$(0.53)	$(1.41)	$4.79
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,751,581	6,042,150	6,716,076	6,309,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(9,447,252)	$30,228,580
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	2,278,160	1,902,058
Depreciation expense	13,715	—
Accretion expense	3,560
Loss from equity investment in Peak Gold, LLC	2,188,000	1,371,252
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	(39,642,857)
Changes in operating assets and liabilities net of assets and liabilities acquired:
Increase in prepaid expenses and other	(721,162)	(340,517)
Increase (decrease) in accounts payable and accrued liabilities	337,558	(619,847)
Decrease (increase) in income tax receivable	(80,000)	1,834,925
Increase in advance royalty reimbursement	—	1,200,000
Net cash used in operating activities	(5,427,421)	(4,066,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(2,188,000)	(1,371,252)
Acquisition of property and equipment	(13)	—
Cash paid for acquisition of Alaska Gold Torrent, LLC, net of cash received	(5,393,305)	—
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	—	31,200,000
Net cash provided/(used) by investing activities	(7,581,318)	29,828,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(69,307)	—
Cash proceeds from capital raise, net	(43,560)	3,165,622
Net cash provided/(used) by financing activities	(112,867)	3,165,622

NET INCREASE/(DECREASE) IN CASH	(13,121,606)	28,927,964
CASH, BEGINNING OF PERIOD	35,220,588	3,011,918
CASH AND RESTRICTED CASH, END OF PERIOD	$22,098,982	$31,939,882

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$80,000	$—
Non-cash investing activities
Note payable issued for acquisition of Alaska Gold Torrent, LLC	6,250,000	—
Direct transaction costs for acquisition of Alaska Gold Torrent, LLC financed in accounts payable	719	—
Asset retirement obligations	218,927	—
Contingent liability for acquisition of Alaska Gold Torrent, LLC	1,847,063	—
Total non-cash investing activities	$8,316,709	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	1,021,851	—	—	1,021,851
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Restricted stock activity	10,000	100	(100)	—	—	—
Net loss for the period	—	—	—	—	(4,572,213)	(4,572,213)
Balance at September 30, 2021	6,685,746	$66,857	$70,487,797	$—	$(39,599,801)	$30,954,853
Stock-based compensation	—	—	1,256,309	—	—	1,256,309
Restricted stock activity	123,500	1,235	(1,235)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(69,307)	—	(69,307)
Net loss for the period	—	—	—	—	(4,875,039)	(4,875,039)
Balance at December 31, 2021	6,809,246	$68,092	$71,742,871	$(69,307)	$(44,474,840)	$27,266,816

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	892,158	—	—	892,158
Issuance of common stock	214,298	2,143	2,796,189	476,672	—	3,275,004
Cost of common stock issuance	—	—	(109,382)	—	—	(109,382)
Shares received from the partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)	—	—	(8,442,857)
Net income for the period	—	—	—	—	33,442,625	33,442,625
Balance at September 30, 2020	5,994,667	$59,947	$56,446,454	$—	$(25,454,086)	$31,052,315
Stock-based compensation	—	—	1,009,900	—	—	1,009,900
Restricted stock activity	205,833	2,058	(2,058)	—	—	—
Net loss for the period	—	—	—	—	(3,214,045)	(3,214,045)
Balance at December 31, 2020	6,200,500	$62,005	$57,454,296	$—	$(28,668,131)	$28,848,170

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”),

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company is in an exploration stage. The Company’s fiscal year end is June 30.

The Company has been involved in the exploration on the Manh Choh Project for twelve years, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Peak and North Peak deposits to a production decision.  ThePeak Gold JV will be charged a toll for using the Fort Knox facilities.  A toll milling agreement will be finalized once a feasibility study has been completed.

The Peak Gold JV spent approximately $15.8 million on the 2021 drilling program and completed approximately 33,000 ft. of drilling on the Manh Choh Project in 2021.  The majority of the drilling was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of the 2021.  On December 17, 2021, the Peak Gold JV approved a $47.9 million program for 2022 (CORE’s share is approximately $14.4 million). The budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration. The initial construction at the Manh Choh Project is scheduled to start during summer 2022. The Peak Gold JV plans to release a feasibility study in 2022 which will outline the anticipated tonnes and grades of ore delivered to the Fort Knox mill for processing and expected ounces of gold and silver to be recovered over the reserve life of the mine.

At the Lucky Shot Property, the Company has engaged a mining contractor (Atkinson Construction) to execute the planned 2022 exploration/development program to advance the Enserch Tunnel to the footwall of the Lucky Shot vein and drift 1500ft. parallel to the vein and set up drill stations every 75 feet.  The Company plans to be ready to drill by late summer 2022, with a plan to drill approximately 3200 meters (~10,000 feet) from underground into the down-dip projection of the Lucky Shot vein. The Company is currently securing a drilling contractor to conduct the underground drilling.

On the Shamrock Property, the company conducted soil and surface rock chip sampling during 2021. Follow up trenching and detailed geologic mapping is planned for the summer of 2022.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow up geologic mapping and sampling is planned for the summer of 2022.

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

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30,2021. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30,2022.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash.  Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of December 31, 2021, and June 30, 2021. The Company has $231,000 of restricted cash which is held as collateral for its bank-issued Company credit cards.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on December 31, 2021 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of December 31, 2021 and June 30, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Property & Equipment.  Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset.  When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. As of the balance sheet dates, only some of the Company’s vehicles and computer equipment had been placed in service.  The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments were recognized as of December 31, 2021 or 2020.  Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments— Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the three standards.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company accounts for the Peak Gold JV under the equity method of accounting.  The adoption of this standard did not have an impact on the financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           4. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of December 31, 2021, the Company has contributed approximately $17.9 million to the Peak Gold JV.  KG Mining acquired 70% of the Peak Gold JV on September 30, 2020 in connection with the Kinross Transactions.  As of December 31, 2021, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company's investment in the Peak Gold JV from January 8, 2015 (inception) to December 31, 2021:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at June 30, 2021	$—
Investment in Peak Gold, LLC	2,188,000
Loss from equity investment in Peak Gold, LLC	(2,188,000)
Investment balance at December 31, 2021	$—

In conjunction with the CORE Transactions, and Kinross assuming the role of manager of the Peak Gold JV, the Peak Gold JV converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and six month periods ended December 31, 2021 and 2020, and for the period from inception through December 31, 2021 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period from Inception January 8, 2015 to
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021
EXPENSES:
Exploration expense	$2,293,331	$2,627,457	$5,349,435	$2,920,001	$54,226,198
General and administrative	387,100	315,068	692,157	606,989	11,683,163
Total expenses	2,680,431	2,942,525	6,041,592	3,526,990	65,909,361
NET LOSS	$2,680,431	$2,942,525	$6,041,592	$3,526,990	$65,909,361

    The Company’s share of the Peak Gold JV’s results of operations for the three and six months ended December 31, 2021 was a loss of approximately $0.8 million and $1.8, million respectively.  The Company’s share in the results of operations for the three and six months ended December 31, 2020 was a loss of approximately $0.9 million and $1.3 million respectively.  The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of December 31, 2021 and June 30, 2021, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of approximately $40.5 million and $38.7 million, respectively, exceeded the historical book value of our investment in the Peak Gold JV, of $17.9 million. Therefore, the investment in the Peak Gold JV had a balance of zero as of each December 31, 2021 and June 30, 2021. The Company is currently obligated to make additional capital contributions to the Peak Gold JV in proportion to its percentage membership interest in the Peak Gold JV in order to maintain its ownership in the Peak Gold JV and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $17.9 million as of December 31, 2021. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to December 31, 2021 are approximately $22.6 million.

5. Prepaid Expenses and other assets

  The Company has prepaid expenses and other assets of $1,351,429 and $515,635 as of December 31, 2021 and June 30, 2021, respectively. Prepaid expenses primarily relate to prepaid insurance and prepaid annual claim rentals.  The Company also had $550,960 of capitalized legal fees as of December 31, 2021.

6. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of Common Stock is presented below:

	Three Months Ended December 31,
	2021			2020
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Income/(Loss) per Share:
Net loss attributable to common stock	$(4,875,039)	6,751,581	$(0.72)	$(3,214,045)	6,042,150	$(0.53)
Diluted Net Income/(Loss) per Share:
Net loss attributable to common stock	$(4,875,039)	6,751,581	$(0.72)	$(3,214,045)	6,042,150	$(0.53)

	Six Months Ended December 31,
	2021			2020
	Net Loss	Weighted Average Shares	Loss Per Share	Net Income	Weighted Average Shares	Income Per Share
Basic Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$(9,447,252)	6,716,076	$(1.41)	$30,228,580	6,309,482	$4.79
Diluted Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$(9,447,252)	6,716,076	$(1.41)	$30,228,580	6,309,482	$4.79

 Options to purchase 100,000 shares of Common Stock of the Company were outstanding as of each of December 31, 2021 and June 30, 2021.  The 100,000 options were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2021 and 2020 due to being anti-dilutive.  There were no warrants outstanding as of December 31, 2021 or 2020.

7. Shareholders’ Equity

On  December 11, 2020, at the Annual Meeting, the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 30,000,000 shares to 45,000,000 shares.  The Company has 15,000,000 authorized shares of preferred stock. As of December 31, 2021, the Company had 6,806,654 shares of Common Stock outstanding, including 528,167 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 and 2021 Private Placements (both described below) and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of December 31, 2021, options to purchase 100,000 shares of Common Stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  August 2022 and January 2025.

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

In connection with the Separation Agreement, the Peak Gold JV and Contango Minerals entered into the Option Agreement. Under the Option Agreement, Contango Minerals granted the Peak Gold JV an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  The signing of the Option Agreement did not result in any accounting implications for the Company.  Peak Gold subsequently exercised the Option Agreement in June 2021, and now owns the 13,000 acres of the Alaska state mining claims previously subject to the Option Agreement.

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

       9.  Acquisition of Lucky Shot Property

On August 24, 2021, the Company completed the purchase of all outstanding membership interests (the “Interests”) of AGT from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property. The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price includes an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”). The Promissory Note is secured by the Interests. If the Company completes an offering and obtains a listing of its shares on the NYSE American prior to the Maturity Date, the Company will pay the Promissory Note through the issuance to CRH of shares of the Company's common stock. The common stock will be valued at the per share price in the offering, if available, or (y) the per share price representing a 10% discount to the 30-day volume-weighted average share price as of the Maturity Date. In November 2021, the Company's common stock commenced listing on the NYSE American.  In the event the Company does not complete public offering on or before the Maturity Date, the Company will pay the Promissory Note in cash.

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

       10.  Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	December 31, 2021	June 30, 2021
Mineral properties	N/A - Units of Production	$11,700,726	$—
Land	Not Depreciated	87,737	—
Buildings and improvements	20-39 years	1,455,546	—
Machinery and equipment	3 - 10 years	287,635	—
Vehicles	5 years	96,791	25,721
Computer and office equipment	5 years	11,334	10,810
Furniture & fixtures	5 years	2,270	—
Less: Accumulated depreciation and amortization		(13,715)	—
Property & Equipment, net		$13,628,324	$36,531

11. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and the Company’s Executive Chairman until November 11, 2021, and now serves as the Company's Chairman is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV.  Pursuant to the A&R MSA, JEX will provide to the Company office space and office equipment, and certain related services. The A&R MSA will be effective for one year beginning December 1, 2020 and will renew automatically on a monthly basis as of December 1, 2021 unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $10,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.

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

On  April 16, 2018, Royal Gold filed a Schedule 13D with the Securities and Exchange Commission to reflect Royal Gold’s acquisition from an existing stockholder of 13.6% of the Company’s outstanding Common Stock at a price of $26 per share, subject to certain adjustments. Royal Gold also filed amendments to its Schedule 13D on June 29, 2018, October 4, 2018,  January 22, 2019, August 2, 2019, and December 31, 2020.  Immediately prior to the consummation of the Kinross Transactions, Royal Gold held 809,744 shares of Common Stock, representing approximately 11.9% of the issued and outstanding shares of Common Stock immediately prior to the Kinross Transactions. On December 31, 2020, Royal Gold reported beneficial ownership of approximately 0.0% of the Company’s outstanding Common Stock.  Royal Gold sold all of the Common Stock it owned to KG Mining as a part of the Royal Gold Transactions described in Note 1.  Royal Gold is the parent company of Royal Alaska, CORE’s former joint venture partner in the Peak Gold JV.

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

As of December 31, 2021, there were 528,167 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and six months ended December 31, 2021 was $1,256,309 and $2,278,160, respectively.  Stock-based compensation expense for the three and six months ended December 31, 2020 was $1,009,900 and $1,902,058, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted vested in  January 2022. As of  December 31, 2021, all 158,000 shares of such restricted stock remained unvested.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 9, 2020, the Company issued 75,000 shares of restricted stock to Mr. Van Nieuwenhuyse. The shares of restricted stock vested in two equal installments, half on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half on the second anniversary of his employment with the Company, subject to acceleration upon a change of control of the Company.  Half of this restricted stock grant (37,500 shares) vested on January 6, 2021, and the other half vested on January 6, 2022.  As of December 31, 2021, there were 37,500 shares of restricted stock from this grant that remained unvested.

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares vested in January 2022.  As of December 31, 2021, all 199,167 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of December 31, 2021 all 10,000 shares remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2023 and January 2024.    As of December 31, 2021, all 123,500 shares of such restricted stock granted remained unvested.

As of December 31, 2021, the total compensation cost related to unvested awards not yet recognized was $4,187,906. The remaining costs will be recognized over the remaining vesting period of the awards.

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

There were no stock option exercises during the three and six months ended December 31, 2021.  There were also no stock option exercises during the three and six months ended December 31, 2020.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of  December 31, 2021, the stock options had a weighted-average remaining life of 3.02 years. The total compensation cost related to nonvested options not yet recognized as of December 31, 2021 was $6,588.

  A summary of the status of stock options granted under the Equity Plan as of  December 31, 2021 and changes during the six months then ended, is presented in the table below:

	Six Months Ended
	December 31, 2021
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2021	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$874,000
Exercisable, end of the period	50,000
Aggregate intrinsic value	$437,000
Available for grant, end of period	127,427
Weighted average fair value per share of options granted during the period	$—

13. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Peak Gold JV was required to spend $350,000 per year until July 15, 2018 in exploration costs. The Company’s exploration expenditures through the 2011 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production. The Company previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. The Tetlin Tribal Council had the option to increase their production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000. The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 31, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.  The exercise of this option by the tribe did not have an accounting impact to the Company.  Until such time as production royalties begin, the Peak Gold JV must pay the Tetlin Tribal Council an advance minimum royalty of $50,000 per year. On July 15, 2012, the advance minimum royalty increased to $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2021-2022 assessment year totaled $478,650. The Company paid the current year claim rentals in October 2021.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.  As of December 31, 2021, the Peak Gold JV had met the annual labor requirements for the Manh Choh Project acreage for the next four years, which is the maximum period allowable by Alaska law.

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

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of Common Stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with STIP plan, in December 2020, Mr. Van Nieuwenhuyse received a $350,000 cash bonus and 23,333 restricted shares of Common Stock, which vested on January 1, 2022.

14.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of December 31, 2021 and June 30, 2021 and has recognized zero income tax expense for the three and six months ended December 31, 2021.  The Company recognized $0.6 million income tax benefit and $1.8 million in income tax expense for the three and six months ended December 31, 2020.  The prior year income tax expense for the six months ended December 31, 2020 of $1.8 million consists of $1.3 million of federal income tax expense and $0.5 million of Alaskan state income tax expense.   The effective tax rate was 0% and 5.71% for the six months ending December 31, 2021 and December 31, 2020, respectively.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book and taxable net loss for its fiscal year end, June 30, 2022.  The prior year taxable income was driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions. The prior year gain does not represent a source of continual income to the Company. As such, insufficient positive evidence exists to support removing the valuation allowance from the net deferred tax asset. The Company will continue to consider positive and negative evidence of the recoverability of the deferred tax assets and will continue to place a valuation allowance on the net deferred tax asset at this time.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2021 or June 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic.  The CARES Act includes several tax incentives. Among them are an increase to the IRC Section 163(j) limitation, temporary relief from the 80% limitation on net operating losses (“NOLs”), an ability to carry back NOLs, as well as some technical corrections related to the Act. As of December 31, 2021, the Company does not expect the CARES Act to have a material impact.

15.  Subsequent Events

In conjunction with the STIP plan, in January 2022, Mr. Van Nieuwenhuyse received a $300,000 cash bonus and 15,000 restricted shares of Common Stock, which vest on January 15, 2023.  On February 2, 2022 the Company also granted four employees a total of  12,000 shares of restricted stock.  These restricted shares will vest between January 2023 and January 2025.

On January 1, 2022, the four non-executive directors realized a vesting of 160,000 restricted shares of the Company's common stock, which resulted in federal and state income tax obligations.  Consistent with the Company's treatment of employees who experience similar tax obligations in connection with their vesting of restricted shares, the Company purchased a total of 60,100 shares of Common Stock on January 5, 2022, from the four non-executive directors at $25.60 per share, the applicable closing price per share of the Company's common stock for vesting on January 1, 2022, resulting in aggregate payments of $1.5 million that will be used by the directors to pay their tax obligations on the vested shares.

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

The financial statements, notes thereto and audits for the fiscal year ended June 30, 2021 were prepared in compliance with Industry Guide 7. The accounting and definitions used in the notes to the financial statements for the Company’s fiscal year ended June 30, 2021 were prepared in compliance with Industry Guide 7 since the SEC Mining Modernization Rules were not applicable during these periods. However, since there are disclosures made in this Form 10-Q that are made to be current as of December 31, 2021, the disclosure made in certain Items that is not solely based on an historical presentation for periods prior to July 1, 2021 has been made in compliance with the SEC Mining Modernization Rules.

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2021, these factors include among others:

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”).

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

As of December 31, 2021, the Company had approximately $22.0 million of cash.

The Peak Gold JV spent approximately $15.8 million on the 2021 drilling program and completed approximately 33,000 ft. of drilling on the Mach Choh Project in 2021.  The majority of the drilling was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of the 2021.  On December 17, 2021, the Peak Gold JV approved a $47.9 million program for 2022 (CORE’s share is approximately $14.4 million). The budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration. The initial construction at the Manh Choh Project is scheduled to start during summer 2022.  The Peak Gold JV plans to release a feasibility study in 2022 which will outline the anticipated tonnes and grades of ore delivered to the Fort Knox mill for processing and expected ounces of gold and silver to be recovered over the reserve life of the mine.

At the Lucky Shot Property, the Company has engaged a mining contractor (Atkinson Construction) to execute the planned 2022 exploration/development program to advance the Enserch Tunnel to the footwall of the Lucky Shot vein and drift 1500ft. parallel to the vein and set up drill stations every 75 feet.  The Company plans to be ready to drill by late summer 2022, with a plan to drill approximately 3200 meters (~10,000 feet) from underground into the down-dip projection of the Lucky Shot vein. The Company is currently securing a drilling contractor to conduct the underground drilling.

On the Shamrock Property, the company conducted soil and surface rock chip sampling during 2021. Follow up trenching and detailed geologic mapping is planned for the summer of 2022.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow up geologic mapping and sampling is planned for the summer of 2022.

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

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Peak Gold JV.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  Therefore, as of December 31, 2021, the Company holds a 30.0% membership interest in the Peak Gold JV, and KG Mining holds a 70.0% membership interest in the Peak Gold JV and serves as the manager and operator of the Peak Gold JV. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Peak Gold JV to further develop and produce from its properties.

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

Acquisition of Lucky Shot Property

On August 24, 2021 the Company completed the purchase of all outstanding membership interests (the “Interests”) of AGT from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property.  The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price includes an initial payment at closing of $5 million in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”).  The Promissory Note is secured by the Interests.  If the Company completes an offering and obtains a listing of its shares on the NYSE American prior to the Maturity Date, the Company will pay the Promissory Note through the issuance to CRH of shares of the Company's common stock.  The common stock will be valued at the per share price in the offering, if available, or (y) the per share price representing a 10% discount to the 30-day volume-weighted average share price as of the Maturity Date. In November 2021, the Company's common stock commenced listing on the NYSE American. In the event the Company does not complete a public offering on or before the Maturity Date, the Company will pay the Promissory Note in cash.

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

app

Properties

Overview

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”), and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV.  In addition to the Tetlin Lease, the Peak Gold JV also holds approximately 13,000 additional acres of State of Alaska mining claims for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of December 31, 2021, the Company held a 30.0% membership interest, and KG Mining held a 70.0% membership interest, in the Peak Gold JV.

The Company also separately owns the mineral rights to approximately 223,200 acres of State of Alaska and patented mining claims for exploration through its wholly-owned subsidiaries AGT (consisting of the Lucky Shot Property) and Contango Minerals (consisting of the Eagle/Hona, Triple Z, and Shamrock prospects and additional state mining claims in the Willow Mining District), and has begun allocating more annual resources to exploration of those properties and other new opportunities.

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

Property Summary

The following table outlines the land ownership of the three legal entities that own mineral rights in Alaska: the Company's 30% ownership of the Peak Gold JV (through CORE Alaska, LLC, the Company's wholly-owned subsidiary); AGT; and Contango Minerals; each as of December 31, 2021:

Property	Location	Commodities	Claims	Estimated Acres	Type
Peak Gold JV (30.0% Interest):
Tetlin Lease	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,400	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	30	2,600	State Mining Claims
			159	688,000
AGT (Leased from Alaska Hard Rock Inc.) (100% Interest):
Lucky Shot	South Central	Gold	58	7,900	State Mining Claims
Lucky Shot	South Central	Gold	43	700	Patented Mining Claims
			101	8,600
Contango Minerals (100% Interest):
Eagle	Eastern Interior	Gold, Copper, Silver	396	64,800	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,800	State Mining Claims
Hona	Eastern Interior	Gold, Copper, Silver	482	74,300	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	361	52,700	State Mining Claims
Willow	South Central	Gold	69	8,000	State Mining Claims
			1,403	214,600
		TOTALS:	1,663	911,200

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

The Peak Gold JV was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Peak Gold JV will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Peak Gold JV deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. The Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000. The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 31, 2020. In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.

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

During the last calendar quarter of 2020, after the consummation of the Kinross Transactions, the Management Committee of the Peak Gold JV approved a budget of approximately $5.7 million for drilling and testing, environmental work, engineering studies, and other items in connection with the Manh Choh Project. However, due to weather and COVID-19 related delays, the Peak Gold JV spent approximately $3.0 million during the last calendar quarter of 2020. The additional work that could not be completed in 2020 was included in the calendar 2021 budget.

The Peak Gold JV spent approximately $15.8 million on the 2021 drilling program and completed approximately 33,000 ft. of drilling on the Mach Choh Project in 2021.  The majority of the drilling was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of the 2021.  On December 17, 2021, the Peak Gold JV approved a $47.9 million program for 2022 (CORE’s share is approximately $14.4 million). The budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration. The initial construction at the Manh Choh Project is scheduled to start during summer 2022. The Peak Gold JV plans to release a feasibility study in 2022 which will outline the anticipated tonnes and grades of ore delivered to the Fort Knox mill for processing and expected ounces of gold and silver to be recovered over the reserve life of the mine.

From inception to December 31, 2021, the Peak Gold JV has incurred $65.9 million in exploration program expenditures. As of December 31, 2021, the Company has contributed approximately $16.5 million in cash to the Peak Gold JV. After the consummation of the Kinross Transactions, the Company holds a 30.0% membership interest in the Peak Gold JV, with Kinross, holding the other 70.0%. Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. In connection with the Manh Choh Project, Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then transport the ore to the Kinross-owned Fort Knox operation located 250 highway miles from the Peak Gold JV Property where the ore will be processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV Property.  However, the Peak Gold JV has not yet established known mineral reserves on the Peak Gold JV Property, and the proposed program remains exploratory in nature.

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

Exploration Activity and Targets

Chief Danny Prospect Area. The Chief Danny Prospect Area currently is the most advanced exploration target on the Peak Gold JV Property and is comprised of several distinct mineralized areas: the Main Peak Zone, Discovery Zone, West Peak Zone, North Peak Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Peak, Discovery, West Peak, and North Peak) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Peak, North Peak, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through December 31, 2021, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

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

2021 Drilling Program.  Through December 31, 2021, the Peak Gold JV had spent approximately $15.8 million on drilling, environmental and permitting work, engineering studies, community relations, and other related work.  The Peak Gold JV's 2021 drilling program began in late February 2021.  Since drilling commenced, the Peak Gold JV has completed the geotechnical drilling that it began in the last quarter of 2020.  The geotechnical information collected will be incorporated into the overall pit design and mine plan.  The Peak Gold JV also completed 33,010 core ft. of in-fill drilling, condemnation drilling, exploration, and drilling of a monitoring well.  Results for the 2021 drill program are being put into a new updated resource model that will use an elevated cut-off as compared to the current mineral resource under the SEC Mining Modernization Rules.  A final quality assurance/quality control (“QAQC”) model is expected to be completed in the first calendar quarter of 2022.  This updated resource model will be used to determine ore reserves in conjunction with the feasibility study currently underway and planned for completion in the fourth calendar quarter of 2022.

During the last calendar quarter of 2021, the Peak Gold JV continued its efforts surrounding permitting, continued progressing on the feasibility study including mine planning and infrastructure engineering, and it also started planning and undertaking supply chain activities for early works construction in 2022.

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

CORE Exploration Plan

CORE plans to re-establish access to drill the down-dip extension of the Lucky Shot and Coleman mines.  The Company plans to either initiate construction of a road from the existing mine access road to the Lucky Shot tunnel entrance (a distance of approximately one quarter mile/400 meters) or extend the existing tunnel created during the Ensearch exploration program to access the same target area from underground.  Once access has been established, the Company plans to refurbish the old underground workings, where the granodiorite host rock generally needs little support.  The Company plans to then embark on a three-phase exploration plan.  Phase 1 is expected to include 600 meters (~2,000’) of new 3mx4m (10’x12’) drift parallel to the vein.  This will allow the Company to establish underground drill stations which can be used to conduct a detailed fan drilling program infilling mineralized vein that has already been identified by previous drilling by previous operators.  The Company estimates that 2,400 meters (~7,800’) of diamond drilling will be necessary to define qualified resources that meet Securities and Exchange Commission standards for disclosure.  The area targeted for drilling measures approximately 600 meters by 250 meters. In Phase 2, the Company anticipates a further extension of the Lucky Shot target area and a second cross-cut put in above the vein to continue to drill the vein further down dip.  In Phase 3, the Company envisions extending the Ensearch tunnel (located approximately 500’ (~150 meters) below the Lucky Shot adit level and then extending the Ensearch tunnel to both the Lucky Shot and Coleman areas to provide access for future mine development of the entire Coleman-Lucky Shot portion of the vein system.  These plans are preliminary in nature and subject to modification as the Company gathers additional information.  To date, the Company has engaged a mining contractor (Atkinson Construction) to execute the planned 2022 exploration/development program to advance the Enserch Tunnel to the footwall of the Lucky Shot vein and drift 1500ft. parallel to the vein and set up drill stations every 75 feet.  The Company plans to be ready to drill by late summer 2022, with a plan to drill approximately 3200 meters (~10,000 feet) from underground into the down-dip projection of the Lucky Shot vein. The Company is currently securing a drilling contractor to conduct the underground drilling.

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

The Company has exploration targets that have not yet been drilled because the Company is waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska. The Company has been working with the State and Federal agencies to prioritize this transfer because of the highly prospective drill-ready target. During the second half of 2021, the State of Alaska completed a topographic survey to re-establish survey boundaries that were destroyed due to wildfires. The recent survey was required to complete the land transfer from the Federal government to the State of Alaska. With completion of the survey, the Company expects  the land transfer to take place in 2022. Once the land transfer is completed, the drill permits can be approved by the State Department of Natural Resources. After that, the Company expects to be in a position to begin drilling.

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

Exploration activities on the Eagle/Hona prospect are still in the early stages, and follow up field exploration on the project began in July 2021.  The Company carried out a detailed reconnaissance of the northern and eastern portions of the claim block that had not previously been detailed-sampled. Due to the steep topography, a helicopter was used to execute the program safely. The Company collected 2084 surface rock chip samples (including 97 trench samples) and 62 pan concentrate samples. Follow up geologic mapping and sampling is planned for the summer of 2022.

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

Shamrock Prospect

In early 2021, The Company staked the Shamrock prospect in the Richardson Mining District located in central Alaska right along the Alaska Highway corridor approximately 70 miles from Fairbanks, Alaska. The property includes a total of 361 Alaska state mining claims covering approximately 52,700 acres and gives the Company a dominant land position in the Richardson district (see the map below). The property has excellent infrastructure being right along the Alaska Highway and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property. In addition, a high-voltage power line traverses along the southern property boundary. This electrical grid provides power to the Pogo gold mine operated by Northern Star Resources Limited which produced approximately 175,000 ounces of gold in 2020 and is located approximately 50 miles to the northeast of the Shamrock property. During the 2021 field season, field crews collected 835 soil samples using a power auger and 75 surface rock chip samples. Follow up trenching and detailed geologic mapping is planned for the summer of 2022.

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

The map below shows the location of the Shamrock Prospect:

N
True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
CONTANGO ORE
GOLD SILVER COPPER
Delta Junction
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles
Tok
Manh Choh

Willow Prospect

The Willow claims staked in the third fiscal quarter of 2021 cover approximately 8,000 acres of mineral rights on State of Alaska land located immediately north and east of the Lucky Shot Property owned by the Company's wholly owned subsidiary, AGT.  The Willow claims cover a number of historically active mines in the Willow Mining District that were all mandated to shut down as a result of the War Act in 1942. Very little exploration work has occurred since that time. The Company plans to conduct geologic mapping, geochemical sampling and geophysical surveys to identify potential exploration drill targets to find additional gold resources. Given the Willow claims' location adjacent to the Lucky Shot Property, the Company treats these claims as an addition to, and expansion of, the Lucky Shot Property for purposes of its planned exploration activities.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2021, the Company’s directors and executives beneficially own approximately 24.8% of the Company’s Common Stock. An additional 11.6% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease. The Peak Gold JV was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Peak Gold JV will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Peak Gold JV deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. On or before December 31, 2020, the Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000.  The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 31, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.

On January 8, 2015, the Company assigned the Tetlin Lease to the Peak Gold JV in connection with the formation of the Peak Gold JV.

Until such time as production royalties begin, the Peak Gold JV will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Peak Gold JV will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, and a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.  The Company will pay Royal Gold an overriding royalty of 3.0% on certain State of Alaska mining claims should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons. The Company pays claim rentals on State of Alaska mining claims which vary based on the ages of the claims. For the 2021–2022 assessment year, claims rentals totaled $478,650. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2021 held a 30.0% ownership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV and manages, directs, and controls operations of the Peak Gold JV. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of December 31, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

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

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $157,163 for the three months ended December 31, 2021, compared to $55,809 for the three months ended December 31, 2020. Claim rental expense increased due to the Company owning a larger number of claims as of December 2021 compared to December 2020.  The Company staked the Shamrock and Willow claims during 2021.  The Lucky Shot state claims were acquired as a part of the acquisition of AGT in August 2021.

Exploration Expense.  Exploration expense for the three months ended December 31, 2021 was $1.2 million compared to $4,800 for the three months ended December 31, 2020.  Current year exploration expense relates to spending on our 100% owned state claims on the Eagle/Hona and Shamrock Property, as well as exploration activity on our Lucky Shot Property.  Exploration related work began on the Eagle/Hona and Shamrock prospects in July 2021.  The Lucky Shot Property was acquired in August 2021.  There was no exploration program during the quarter ended December 31, 2020.

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2021 and 2020 were $2.8 million and $2.6 million, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll and stock-based compensation expense. The current year increase in general and administrative expenses is the result of an increase in non-cash stock-based compensation expense due to an increase in the Company stock price for grants during the three months ended December 31, 2021 compared to December 31, 2020.  The stock-based compensation expense for the quarter ended December 31, 2021 was approximately $1.3 million, compared to $1.0 million for the quarter ended December 31, 2020.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended December 31, 2021 and 2020 was $743,000 and $1,123,452, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $743,000 in the Peak Gold JV during the three months ended December 31, 2021, and $1,123,452 during the three months ended December 31, 2020.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to December 31, 2021 are $22.6 million.

Interest Expense.  The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 9).  Interest expense for the three months ended December 31, 2021 is the accrued interest related to the Promissory Note.  The Company incurred  zero interest expense during the three months ended December 31, 2020.

Income Tax Benefit/(Expense).   The Company recognized zero income tax expense for the three months ended December 31, 2021, compared to $0.6 million in income tax benefit for the three months ended December 31, 2020.  The Company had book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.  The estimated income tax from the Kinross Transactions was trued up during the quarter ended December 31, 2020.  The Company has a net loss for the second quarter of fiscal year 2022 and does not expect to have taxable income for the year.

Six Months Ended December 31, 2021  Compared to Six Months Ended December 31, 2020

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $306,973 for the six months ended December 31, 2021, compared to $76,637 for the six months ended December 31, 2020. Prior-year claim rentals expense only includes four months of  expense because the related state mining claims were acquired in September 2020 as a part of the Kinross Transaction.  Current year claim rental expense includes two full quarters of expense for the state mining claims acquired in the Kinross Transaction, claim rental expense for new state mining claims staked by the Company during 2021, and claim rental expense for state mining claims acquired as a part of the AGT acquisition.  The Company staked the Shamrock and Willow claims during 2021.  The Lucky Shot state claims were acquired as a part of the acquisition of AGT in August 2021.

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2021 and 2020 was $4.8 million and $6.1 million, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll, and stock-based compensation expense. The current year decrease is the result of non-recurring legal and transaction related fees associated with the CORE Transactions of approximately $2.9 million during the six months ended December 2020, offset by an increase in payroll and benefit related expenses.  In December 2020, the Company added two new employees, and the Company’s executives that previously provided services to the Company via the Management Services Agreement with JEX began receiving compensation and benefits directly from the Company, and the management fee under the Management Services Agreement with JEX was reduced.  General and administrative expense for the period ended December 31, 2021 includes stock-based compensation expense of $2.3 million related to restricted stock granted to our officers and directors in November 2021, December 2020, January 2020 and November 2019, all pursuant to the Equity Plan.  General and administrative expense for the period ended December 31, 2020 includes stock-based compensation expense of $1.9 million related to restricted stock granted to our officers and directors in December 2020, January 2020, November 2019, November 2018, November 2017, November 2016, August 2016, September 2015, and November 2014, all pursuant to the Equity Plan.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the six months ended December 31, 2021 and 2020 was $2,188,000 and $1,371,252, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $2,188,000 in the Peak Gold JV during the six months ended December 31, 2021, and $1,371,252 during the six months ended December 31, 2020.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to December 31, 2021 are $22.6 million.

Interest Expense.  The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 9).  Interest expense for the six months ended December 31, 2021 is the accrued interest related to the Promissory Note.  The Company incurred  zero interest expense during the six months ended December 31, 2020.

Income Tax Benefit/(Expense).    The Company recognized zero income tax expense for the six months ended December 31, 2021, compared to $1.8 million in income tax expense for the six months ended December 31, 2020.  The Company had book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.  The Company has a net loss for the first quarter of fiscal year 2022 and does not expect to have taxable income for the year.

Gain on Sale of a Portion of the Investment in the Joint Venture Company.  The Company recorded the $32.4 million cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million for the six months ended December 31, 2020.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company's 30.0% ownership in the Peak Gold JV post the 30.0% membership interest transferred to KG Mining.  As of the date of the CORE Transaction, the Company's investment in the Peak Gold JV had a zero balance; therefore the $39.6 million gain approximates the full fair value of the CORE JV Interest surrendered in the CORE Transactions.

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

As of December 31, 2021, the Company had approximately $22.0 million of cash.  On December 17, 2021, the Peak Gold JV approved a $47.9 million program (CORE’s share is approximately $14.4 million) for calendar year 2022. The budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.   The Company has not finalized a budget for exploration activities on its 100% owned state mining claims or the Lucky Shot Property.   Due to cash received in the Kinross Transaction and the capital raises completed in September 2020 and June 2021, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties (including the $10.0 million capital commitment for expenditures on the Lucky Shot Property over the 36-month period following August 2021),  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

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

Further financing by the Company may include issuances of equity, instruments convertible into equity (such as warrants) or various forms of debt. The Company believes that it is likely that it will seek to raise capital through the issuance of additional equity securities in the next six months for purposes of funding its proportionate share of future Peak Gold JV exploration and for the Company’s operating costs. The Company has issued Common Stock and other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of Common Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of the Company’s securities. Any additional issuances of Common Stock or securities convertible into, or exercisable or exchangeable for, Common Stock may ultimately result in dilution to the holders of Common Stock, dilution in any future earnings per share of the Company and may have a material adverse effect upon the market price of the Common Stock of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “— Environmental Regulation,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2021, and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

The Company’s Common Stock is thinly traded.

As of December 31, 2021, there were approximately 6.8 million shares of the Company’s Common Stock  outstanding, with directors and officers beneficially owning approximately 24.8% of the Common Stock  and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 11.6% of the Company's Common Stock.   The Company's Common Stock  is quoted on the NYSE American under the symbol “CTGO”.   Although the Company's Common Stock  is quoted on the NYSE American, trading has been irregular and with low volumes and therefore the market price of its Common Stock  may be difficult to ascertain. Since the Company's Common Stock  is thinly traded (average trading volume of 1,266 shares of Common Stock  per day for the fiscal year 2022 as of December 31, 2021), the purchase or sale of relatively small Common Stock  positions may result in disproportionately large increases or decreases in the price of the Company's Common Stock.

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

CONTANGO ORE, INC.

Date: February 10, 2022	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2022	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)