Form 10-K/A
period 2021-06-30
Contango ORE, Inc.
filed 2022-02-11
CIK 1502377

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

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of December 31, 2020 the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the OTCQB) was $58,269,356. As of August 30, 2021, there were 6,685,746 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which appears in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A on October 4, 2021, is incorporated by reference into this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Original Report”) of Contango ORE, Inc. filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2021. This Form 10-K/A is being filed solely to replace Exhibit 99.11 included in the Original Report with the corrected Exhibit 99.11 filed as an exhibit hereto. The Exhibit 99.11 included in the Original Report inadvertently omitted the report of Moss Adams LLP, as the independent auditors of Peak Gold, LLC. The Exhibit 99.11 filed as an exhibit hereto also corrects a clerical error in the previously filed Exhibit 99.11 solely to fill in the date on which subsequent events were evaluated by the Company, which was inadvertently omitted in the previously filed Exhibit 99.11. Except as described above, the remainder of Exhibit 99.11 included in the Original Report, including the financial numbers set forth therein, remain unchanged.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively. Because no additional or revised financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted, and we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-K/A speaks as of the original filing date of the Original Report and does not reflect events occurring after the filing of the Original Report or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Report. This Form 10-K/A is an exhibit-only filing. Except as described above, this Form 10-K/A does not otherwise update any other exhibits as originally filed.

Unless the context otherwise requires, when we use the words the “Company,” “Contango ORE,” “we,” “us,” “our” or “our Company” in this Form 10-K, we are referring to Contango ORE, Inc., a Delaware corporation, and its subsidiaries.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c)	Exhibits:

Exhibit Number	Description
31.1	Section 302 CEO Certification *
31.2	Section 302 CFO Certification *
99.11	Audited Financial Statements of Peak Gold, LLC as of December 31, 2020 *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.

/s/ RICK VAN NIEUWENHUYSE	/s/ LEAH GAINES
Rick Van Nieuwenhuyse President and Chief Executive Officer (Principal Executive Officer)	Leah Gaines Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICK VAN NIEUWENHUYSE	President and Chief Executive Officer	February 11, 2022
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/ LEAH GAINES	Vice President, Chief Financial Officer, Chief	February 11, 2022
LEAH GAINES	Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Chairman and Director	February 11, 2022
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	February 11, 2022
JOSEPH COMPOFELICE

/s/ JOSEPH G. GREENBERG	Director	February 11, 2022
JOSEPH G. GREENBERG

/s/ RICHARD SHORTZ	Director	February 11, 2022
RICHARD SHORTZ