Form 10-Q
period 2022-03-31
Contango ORE, Inc.
filed 2022-05-11
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 11, 2022 was 6,769,923.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	March 31, 2022	June 30, 2021
ASSETS

CURRENT ASSETS:
Cash	$7,985,588	$35,220,588
Restricted cash	231,000	—
Prepaid expenses and other	1,220,016	515,635
Income tax receivable	539,763	198,126
Total current assets	9,976,367	35,934,349

LONG-TERM ASSETS:
Investment in Peak Gold (Note 4)	—	—
Property & equipment, net	13,608,794	36,531
Total long-term assets	13,608,794	36,531

TOTAL ASSETS	$23,585,161	$35,970,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$585,683	$26,268
Accrued liabilities	497,483	195,837
Income tax payable	141,906	—
Total current liabilities	1,225,072	222,105

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	225,210	—
Contingent consideration liability	1,847,063	—
Total non-current liabilities	3,272,273	1,200,000

TOTAL LIABILITIES	4,497,345	1,422,105

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,836,246 shares issued and 6,745,749 outstanding at March 31, 2022; 6,675,746 shares issued and outstanding at June 30, 2021	68,362	66,757
Additional paid-in capital	72,640,343	69,509,606
Treasury stock at cost (90,497 shares at March 31, 2022; and 0 at June 30, 2021)	(2,318,182)	—
Accumulated deficit	(51,302,707)	(35,027,588)
TOTAL SHAREHOLDERS’ EQUITY	19,087,816	34,548,775

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,585,161	$35,970,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
EXPENSES:
Claim rental expense	$(157,162)	$(62,100)	$(464,135)	$(138,737)
Exploration expense	(1,987,345)	(47,116)	(4,153,027)	(51,916)
Depreciation expense	(10,239)	—	(23,954)	—
Accretion expense	(2,723)	—	(6,283)	—
Impairment from casualty loss, net of recovery	(41,249)	—	(41,249)	—
General and administrative expense	(3,228,096)	(2,146,480)	(7,995,029)	(8,274,062)
Total expenses	(5,426,814)	(2,255,696)	(12,683,677)	(8,464,715)

OTHER INCOME/(EXPENSE):
Interest income	319	159	1,310	1,078
Interest expense	(3,103)	—	(6,483)	—
Loss from equity investment in Peak Gold, LLC (Note 4)	(1,518,000)	(2,490,000)	(3,706,000)	(3,861,252)
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	—	—	39,642,857
Total other income/(expense)	(1,520,784)	(2,489,841)	(3,711,173)	35,782,683

INCOME/(LOSS) BEFORE TAXES	(6,947,598)	(4,745,537)	(16,394,850)	27,317,968
Income tax (expense)/benefit	119,731	235,379	119,731	(1,599,546)
NET INCOME/(LOSS)	$(6,827,867)	$(4,510,158)	$(16,275,119)	$25,718,422

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$(1.01)	$(0.73)	$(2.42)	$4.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,743,528	6,153,334	6,725,079	6,261,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(16,275,119)	$25,718,422
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	3,175,903	2,886,046
Depreciation expense	23,954	—
Accretion expense	6,283	—
Impairment expense	52,548	—
Loss from equity investment in Peak Gold, LLC	3,706,000	3,861,252
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	(39,642,857)
Changes in operating assets and liabilities net of assets and liabilities acquired:
Increase in prepaid expenses and other	(589,749)	(536,873)
Increase (decrease) in accounts payable and accrued liabilities	850,228	(285,312)
Decrease (increase) in income tax receivable	(341,637)	399,546
Increase (decrease) in income tax payable	141,906	—
Increase in advance royalty reimbursement	—	1,200,000
Net cash used in operating activities	(9,249,683)	(6,399,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(3,706,000)	(3,861,252)
Acquisition of property and equipment	(43,989)	—
Cash paid for acquisition of Alaska Gold Torrent, LLC, net of cash received	(11,642,586)	—
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	—	31,200,000
Net cash provided/(used) by investing activities	(15,392,575)	27,338,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(779,622)	(876,551)
Cash paid for shares purchased from directors for estimated tax obligations associated with stock vesting	(1,538,560)	—
Cash proceeds from capital raise, net	(43,560)	3,165,622
Net cash provided/(used) by financing activities	(2,361,742)	2,289,071

NET INCREASE/(DECREASE) IN CASH	(27,004,000)	23,228,043
CASH, BEGINNING OF PERIOD	35,220,588	3,011,918
CASH AND RESTRICTED CASH, END OF PERIOD	$8,216,588	$26,239,961

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$80,000	$1,200,000
Non-cash investing activities
Asset retirement obligations	218,927	—
Contingent liability for acquisition of Alaska Gold Torrent, LLC	1,847,063	—
Total non-cash investing activities	$2,065,990	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	1,021,851	—	—	1,021,851
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Restricted stock activity	10,000	100	(100)	—	—	—
Net loss for the period	—	—	—	—	(4,572,213)	(4,572,213)
Balance at September 30, 2021	6,685,746	$66,857	$70,487,797	$—	$(39,599,801)	$30,954,853
Stock-based compensation	—	—	1,256,309	—	—	1,256,309
Restricted stock activity	123,500	1,235	(1,235)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(69,307)	—	(69,307)
Net loss for the period	—	—	—	—	(4,875,039)	(4,875,039)
Balance at December 31, 2021	6,809,246	68,092	71,742,871	(69,307)	(44,474,840)	27,266,816
Stock-based compensation	—	—	897,742	—	—	897,742
Restricted stock activity	27,000	270	(270)	—	—	—
Treasury shares withheld for employee taxes	—	—	—	(710,315)	—	(710,315)
Treasury shares purchased from directors	—	—	—	(1,538,560)	—	(1,538,560)
Net loss for the period	—	—	—	—	(6,827,867)	(6,827,867)
Balance at March 31, 2022	6,836,246	$68,362	$72,640,343	$(2,318,182)	$(51,302,707)	$19,087,816

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	892,158	—	—	892,158
Issuance of common stock	214,298	2,143	2,796,189	476,672	—	3,275,004
Cost of common stock issuance	—	—	(109,382)	—	—	(109,382)
Shares received from the partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)	—	—	(8,442,857)
Net income for the period	—	—	—	—	33,442,625	33,442,625
Balance at September 30, 2020	5,994,667	$59,947	$56,446,454	$—	$(25,454,086)	$31,052,315
Stock-based compensation	—	—	1,009,900	—	—	1,009,900
Restricted stock activity	205,833	2,058	(2,058)	—	—	—
Net loss for the period	—	—	—	—	(3,214,045)	(3,214,045)
Balance at December 31, 2020	6,200,500	62,005	57,454,296	—	(28,668,131)	28,848,170
Stock-based compensation	—	—	983,988	—	—	983,988
Treasury shares withheld for employee taxes	—	—	—	(876,551)	—	(876,551)
Net loss for the period	—	—	—	—	(4,510,158)	(4,510,158)
Balance at March 31, 2021	6,200,500	$62,005	$58,438,284	$(876,551)	$(33,178,289)	$24,445,449

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”),

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company is in an exploration stage. The Company’s fiscal year end is June 30.

The Company has been involved in the exploration on the Manh Choh Project for twelve years, which has resulted in identifying two mineral deposits (Peak and North Peak) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Peak and North Peak deposits to a production decision, as the Fort Knox facilities have existing operations as opposed to developing, permitting and building a new mill and processing facilities.  ThePeak Gold JV will be charged a toll for using the Fort Knox facilities.  A toll milling agreement will be finalized once a feasibility study has been completed.

The Peak Gold JV spent approximately $15.8 million on the 2021 drilling program and completed approximately 33,000 ft. of drilling on the Manh Choh Project in 2021.  The majority of the drilling was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of 2021.  On December 17, 2021, the Peak Gold JV initially approved a budget of $47.9 million for its 2022 program.  At a meeting of the Management Committee of Peak Gold JV held on February 14, 2022, Kinross Gold Corporation (“Kinross”), the manager of Peak Gold JV, presented updated information that resulted in a decrease in its 2022 spending program to approximately $26 million, of which the Company’s share would be approximately $7.8 million. Kinross explained that the decrease is due to a revised work plan resulting from recent impacts of inflation, contractor and labor market constraints in Alaska, and determined that it was in the best interests of the Peak Gold JV to delay certain activities that were initially planned for 2022 pending further analysis of options including a re-bidding process. The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  The Peak Gold JV plans to release a feasibility study in late 2022 which will outline the anticipated tonnes and grades of ore delivered to the Fort Knox mill for processing and expected ounces of gold and silver to be recovered over the reserve life of the mine.

At the Lucky Shot Property, the Company has engaged a mining contractor (Atkinson Construction) to execute the planned 2022 exploration/development program to advance the Enserch Tunnel to the footwall of the Lucky Shot vein and drift 1500 foot parallel to the vein and set up drill stations every 75 feet.  The Company plans to be ready to drill by late summer 2022, with a plan to drill approximately 3200 meters (~10,000 feet) from underground into the down-dip projection of the previously identified Lucky Shot vein. The Company is currently securing a drilling contractor to conduct the underground drilling.

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

On January 8, 2015, the Company's wholly owned subsidiary, CORE Alaska, LLC (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Peak Gold JV. On September 30, 2020, CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross. The sale is referred to as the “CORE Transactions”.

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

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30,2021. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30,2022.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash.  Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of March 31, 2022, and June 30, 2021. The Company has $231,000 of restricted cash which is held as collateral for its bank-issued Company credit cards.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on March 31, 2022 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of March 31, 2022 and June 30, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Property & Equipment.  Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset.  When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. As of the balance sheet dates, only some of the Company’s vehicles and computer equipment had been placed in service.  The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded an impairment charge of $41,249 in the quarter ended March 31, 2022.  In mid February 2022 an avalanche occurred at the Lucky Shot Property.  The avalanche destroyed various vehicles and equipment at the site.  The $41,249 in impairment represents the remaining book value associated with the property that was destroyed, net of insurance recoveries to date.  There was no impairment charge recorded as of March 31, 2021.  Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

           4. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of March 31, 2022, the Company has contributed approximately $19.4 million to the Peak Gold JV.  KG Mining acquired 70% of the Peak Gold JV on September 30, 2020 in connection with the Kinross Transactions.  As of March 31, 2022, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company's investment in the Peak Gold JV from January 8, 2015 (inception) to March 31, 2022:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at June 30, 2021	$—
Investment in Peak Gold, LLC	3,706,000
Loss from equity investment in Peak Gold, LLC	(3,706,000)
Investment balance at March 31, 2022	$—

In conjunction with the CORE Transactions, and Kinross assuming the role of manager of the Peak Gold JV, the Peak Gold JV converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and nine month periods ended March 31, 2022 and 2021, and for the period from inception through March 31, 2022 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from Inception January 8, 2015 to
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021	March 31, 2022
EXPENSES:
Exploration expense	$1,831,148	$2,420,725	$7,180,583	$5,547,617	$56,057,346
General and administrative	383,659	398,402	1,075,816	798,500	12,066,822
Total expenses	2,214,807	2,819,127	8,256,399	6,346,117	68,124,168
NET LOSS	$2,214,807	$2,819,127	$8,256,399	$6,346,117	$68,124,168

    The Company’s share of the Peak Gold JV’s results of operations for the three and nine months ended March 31, 2022 was a loss of approximately $0.7 million and $2.5, million respectively.  The Company’s share in the results of operations for the three and nine months ended March 31, 2021 was a loss of approximately $0.8 million and $1.9 million respectively.  The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of March 31, 2022 and June 30, 2021, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of approximately $41.2 million and $38.7 million, respectively, exceeded the historical book value of our investment in the Peak Gold JV, of $19.4 million. Therefore, the investment in the Peak Gold JV had a balance of zero as of each March 31, 2022 and June 30, 2021. The Company is currently obligated to make additional capital contributions to the Peak Gold JV in proportion to its percentage membership interest in the Peak Gold JV in order to maintain its ownership in the Peak Gold JV and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $19.4 million as of March 31, 2022. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to March 31, 2022 are approximately $21.8 million.

5. Prepaid Expenses and other assets

  The Company has prepaid expenses and other assets of $1,220,016 and $515,635 as of March 31, 2022 and June 30, 2021, respectively. Prepaid expenses primarily relate to prepaid insurance and prepaid annual claim rentals.

6. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of Common Stock is presented below:

	Three Months Ended March 31,
	2022			2021
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Income/(Loss) per Share:
Net loss attributable to common stock	$(6,827,867)	6,743,528	$(1.01)	$(4,510,158)	6,153,334	$(0.73)
Diluted Net Income/(Loss) per Share:
Net loss attributable to common stock	$(6,827,867)	6,743,528	$(1.01)	$(4,510,158)	6,153,334	$(0.73)

	Nine Months Ended March 31,
	2022			2021
	Net Loss	Weighted Average Shares	Loss Per Share	Net Income	Weighted Average Shares	Income Per Share
Basic Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$(16,275,119)	6,725,079	$(2.42)	$25,718,422	6,261,102	$4.11
Diluted Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$(16,275,119)	6,725,079	$(2.42)	$25,718,422	6,261,102	$4.11

 Options to purchase 100,000 shares of Common Stock of the Company were outstanding as of each of March 31, 2022 and June 30, 2021.  The 100,000 options were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2022 and 2021 due to being anti-dilutive.  There were no warrants outstanding as of March 31, 2022 or 2021.

7. Shareholders’ Equity

The Company has 45,000,000 shares of Common Stock authorized, and 15,000,000 authorized shares of preferred stock. As of March 31, 2022, 6,745,749 shares of Common Stock were outstanding, including 326,334 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 and 2021 Private Placements (both described below) and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of March 31, 2022, options to purchase 100,000 shares of Common Stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  August 2022 and January 2025.

The Company entered into Stock Purchase Agreements dated as of June 14, and June 17, 2021 (collectively, the “Purchase Agreements”) for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in a private placement (the “2021 Private Placement”) to certain accredited investors.   The 2021 Private Placement closed on June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company will use the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any registration rights.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on June 18, 2021.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2021 Private Placement.

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

On January 1, 2022, our non-executive directors realized a vesting of 160,000 restricted shares of Common Stock, which resulted in federal and state income tax obligations.  Consistent with the Company's treatment of employees who experience similar tax obligations in connection with their vesting of restricted shares, the Company purchased a total of 60,100 shares of Common Stock from the non-executive directors on January 5, 2022, at a price of $25.60 per share (the applicable closing price per share of Common Stock for vesting on January 1, 2022), resulting in aggregate payments of $1.5 million that will be used by the non-executive directors to pay their tax obligations on the vested shares.  Also during January 2022, employees realized a vesting of 68,833 restricted shares of Common Stock, which resulted in federal and state income tax obligations for the employees.  Based on the election made by each applicable employee, the Company withheld a total of 27,805 shares of Common Stock from the vesting to cover $0.7 million in employee federal and state tax obligations.

Rights Agreement

On September 23, 2020, the Company adopted a limited duration stockholder rights agreement (the “Rights Agreement”) to replace the Company’s prior stockholder rights plan, which was terminated upon adoption of the Rights Agreement.

Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each share of the Company’s Common Stock held of record as of October 5, 2020.  The Rights will trade with the Company’s Common Stock and no separate Rights certificates will be issued, unless and until the Rights become exercisable. In general, the Rights will become exercisable only if a person or group acquires beneficial ownership of 18.0% (or 20.0% for certain passive investors) or more of the Company’s outstanding Common Stock or announces a tender or exchange offer that would result in beneficial ownership of 18.0% (or 20.0% for certain passive investors) or more of Common Stock. Each Right will entitle the holder to buy one one-thousandth (1/1000) of a share of a series of junior preferred stock at an exercise price of $100.00 per Right, subject to anti-dilution adjustments.

The Rights Agreement had an initial term of one year, expiring on September 22, 2021.  On September 21, 2021, the Board of Directors of the Company approved an amendment to the Rights Agreement, extending the term of the Rights Agreement by an additional year to September 22, 2022.

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

       9.  Acquisition of Lucky Shot Property

On August 24, 2021, the Company completed the purchase of all outstanding membership interests (the “Interests”) of Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”) from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property. The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price included an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a promissory note, secured by the Interests, in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”). The Promissory Note provided that, upon completion of an offering by the Company and a listing of its Common Stock on the NYSE American prior to the Maturity Date, the Company would pay the Promissory Note through the issuance to CRH of shares of Common Stock, valued at (x) the per share price in the offering, if available, or (y) the per share price representing a 10% discount to the 30-day volume-weighted average share price as of the Maturity Date. Because the Company did not complete a public offering of Common Stock prior to the Maturity Date, the Company paid the Promissory Note in cash on February 25, 2022.

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

       10.  Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	March 31, 2022	June 30, 2021
Mineral properties	N/A - Units of Production	$11,700,007	$—
Land	Not Depreciated	87,737	—
Buildings and improvements	20-39 years	1,455,546	—
Machinery and equipment	3 - 10 years	287,635	—
Vehicles	5 years	135,862	25,721
Computer and office equipment	5 years	16,239	10,810
Furniture & fixtures	5 years	2,270	—
Less: Accumulated depreciation and amortization		(23,954)	—
Less: Accumulated impairment		(52,548)	—
Property & Equipment, net		$13,608,794	$36,531

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

On January 1, 2022, our non-executive directors realized a vesting of 160,000 restricted shares of Common Stock, which resulted in federal and state income tax obligations.  Consistent with the Company's treatment of employees who experience similar tax obligations in connection with their vesting of restricted shares, the Company purchased a total of 60,100 shares of Common Stock from the non-executive directors on January 5, 2022, at a price of $25.60 per share (the applicable closing price per share of Common Stock for vesting on January 1, 2022), resulting in aggregate payments of $1.5 million that will be used by the non-executive directors to pay their tax obligations on the vested shares.

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

As of March 31, 2022, there were 326,334 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and nine months ended March 31, 2022 was $897,742 and $3,175,903, respectively.  Stock-based compensation expense for the three and nine months ended March 31, 2021 was $983,988 and $2,886,046, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.  In  November 2019, the Company granted 158,000 restricted shares of Common Stock to its executives and non-executive directors. All of the restricted stock granted vested in  January 2022.

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

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares vested in January 2022.  As of March 31, 2022,  165,834 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of March 31, 2022 all 10,000 shares remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2023 and January 2024.    As of March 31, 2022, all 123,500 shares of such restricted stock granted remained unvested.

In January 2022, Mr. Van Nieuwenhuyse received 15,000 restricted shares of Common Stock, which will vest on January 15, 2023.  On February 2, 2022 the Company also granted to four employees a total of 12,000 shares of restricted stock.  These restricted shares will vest between January 2023 and January 2025.

As of March 31, 2022, the total compensation cost related to unvested awards not yet recognized was $3,938,754. The remaining costs will be recognized over the remaining vesting period of the awards.

Stock options.  In connection with the appointment of Mr. Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of Common Stock of the Company, with an exercise price of $14.50 per share, which is equal to the closing price on January 6, 2020, the day on which he began employment with the Company.  The options vested in two equal installments, one-half of the options vested on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and one-half vested on the second anniversary of his employment with the Company.

There were no stock option exercises during the three and nine months ended March 31, 2022 and 2021.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 3 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of  March 31, 2022, the stock options had a weighted-average remaining life of 2.77 years. The total compensation cost related to options was fully recognized as of March 31, 2022.

  A summary of the status of stock options granted under the Equity Plan as of  March 31, 2022 and changes during the nine months then ended, is presented in the table below:

	NineMonths Ended
	March 31, 2022
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2021	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$957,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$957,000
Available for grant, end of period	100,427
Weighted average fair value per share of options granted during the period	$—

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2021-2022 assessment year totaled $478,650. The Company paid the current year claim rentals in October 2021.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.  As of March 31, 2022, the Peak Gold JV had met the annual labor requirements for the Manh Choh Project acreage for the next four years, which is the maximum period allowable by Alaska law.

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

14.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of March 31, 2022 and June 30, 2021 and has recognized $0.1 million income tax benefit for the three and nine months ended March 31, 2022.  The Company recognized $0.2 million income tax benefit and $1.6 million in income tax expense for the three and nine months ended March 31, 2021.  The current year income tax benefit is a return to provision adjustment for the federal and state of Alaka income tax returns.  The prior year income tax expense for the nine months ended March 31, 2021 of $1.6 million consists of $1.3 million of federal income tax expense and $0.3 million of Alaskan state income tax expense.   The effective tax rate was -0.73% and 5.85% for the nine months ending March 31, 2022 and March 31, 2021, respectively.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book and taxable net loss for its fiscal year end, June 30, 2022.  The prior year taxable income was driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions. The prior year gain does not represent a source of continual income to the Company. As such, insufficient positive evidence exists to support removing the valuation allowance from the net deferred tax asset. The Company will continue to consider positive and negative evidence of the recoverability of the deferred tax assets and will continue to place a valuation allowance on the net deferred tax asset at this time.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  March 31, 2022 or June 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic.  The CARES Act includes several tax incentives. Among them are an increase to the IRC Section 163(j) limitation, temporary relief from the 80% limitation on net operating losses (“NOLs”), an ability to carry back NOLs, as well as some technical corrections related to the Act. As of March 31, 2022, the Company does not expect the CARES Act to have a material impact.

15.  Subsequent Events

On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. ("QRC"). The debenture was purchased at par. The Company will use the proceeds from the sale of the debenture to fund commitments to the Peak Gold JV, the exploration and development at its Lucky Shot properties, and for general corporate purposes.

The debenture will bear interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock issued at the market price at the time of payment based on a 20-day volumetric weighted average price ("VWAP"). The debenture is unsecured, with a maturity of four years after issuance. The holder may convert the debenture into Common Stock at any time at a conversion price of $30.50 per share, subject to adjustment. The Company may redeem the debenture after the third anniversary of issuance at 105% of par, provided that the market price (based on a 20-day VWAP) of our Common Stock is at least 130% of the conversion price. The Company may also redeem the debenture, and the holder will have rights to put the debenture to the Company, upon a change of control of the Company, with the redemption or put price being 130% of par for the first three years following issuance and 115% of par thereafter and accrued interest at the time of redemption or put being paid in the same form as other interest payments.

In connection with the issuance of the debenture, the Company agreed to pay an establishment fee of 3% of the debenture face amount. In accordance with the investment agreement, QRC elected to receive the establishment fee in shares of Common Stock valued at $24.82 per share, for a total of 24,174 shares. The establishment fee shares were issued to QRC pursuant to an exemption from registration under Regulation S.  QRC entered into an investor rights agreement with the Company in connection with the issuance of the debenture. The investor rights agreement contains provisions that require QRC and its affiliates, while they own 5% or more of our outstanding Common Stock, to standstill, not to participate in any unsolicited or hostile takeover of the Company, not to tender its shares of Common Stock unless the Company's board recommends such tender, to vote its shares of Common Stock in the manner recommended by the Company's board to its stockholders, and not to transfer its shares of Common Stock representing more than 0.5% of outstanding shares without notifying the Company in advance, whereupon the Company will have a right to purchase those shares.

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”).

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

As of March 31, 2022, the Company had approximately $8.2 million of cash.

The Peak Gold JV spent approximately $15.8 million on the 2021 drilling program and completed approximately 33,000 ft. of drilling on the Manh Choh Project in 2021.  The majority of the drilling was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of 2021.  On December 17, 2021, the Peak Gold JV initially approved a budget of $47.9 million for its 2022 program.  At a meeting of the Management Committee of Peak Gold JV held on February 14, 2022, Kinross Gold Corporation (“Kinross”), the manager of Peak Gold JV, presented updated information that resulted in a decrease in its 2022 spending program to approximately $26 million, of which the Company’s share would be approximately $7.8 million. Kinross explained that the decrease is due to a revised work plan resulting from recent impacts of inflation, contractor and labor market constraints in Alaska, and determined that it was in the best interests of the Peak Gold JV to delay certain activities that were initially planned for 2022 pending further analysis of options including a re-bidding process. The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  The Peak Gold JV plans to release a feasibility study in late 2022 which will outline the anticipated tonnes and grades of ore delivered to the Fort Knox mill for processing and expected ounces of gold and silver to be recovered over the reserve life of the mine.

At the Lucky Shot Property, the Company has engaged a mining contractor (Atkinson Construction) to execute the planned 2022 exploration/development program to advance the Enserch Tunnel to the footwall of the Lucky Shot vein and drift 1500 foot parallel to the vein and set up drill stations every 75 feet.  The Company plans to be ready to drill by late summer 2022, with a plan to drill approximately 3200 meters (~10,000 feet) from underground into the down-dip projection of the previously identified Lucky Shot vein. The Company is currently securing a drilling contractor to conduct the underground drilling.

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

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Peak Gold JV.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  Therefore, as of March 31, 2022, the Company holds a 30.0% membership interest in the Peak Gold JV, and KG Mining holds a 70.0% membership interest in the Peak Gold JV and serves as the manager and operator of the Peak Gold JV. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Peak Gold JV to further develop and produce from its properties.

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

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then process ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for Peak Gold JV Property as the Fort Knox facilities have existing operations as opposed to developing, permitting, and building a new mill and processing facilities.

Acquisition of Lucky Shot Property

On August 24, 2021 the Company completed the purchase of all outstanding membership interests (the “Interests”) of AGT from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property.  The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price includes an initial payment at closing of $5 million in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”).  The Promissory Note is secured by the Interests.  If the Company completes an offering and obtains a listing of its shares on the NYSE American prior to the Maturity Date, the Company will pay the Promissory Note through the issuance to CRH of shares of the Company's common stock.  The common stock will be valued at the per share price in the offering, if available, or (y) the per share price representing a 10% discount to the 30-day volume-weighted average share price as of the Maturity Date. In November 2021, the Company's common stock commenced listing on the NYSE American. The Company paid the Promissory Note in cash on Feburary 25, 2022.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of March 31, 2022, the Company’s directors and executives beneficially own approximately 24.5% of the Company’s Common Stock. An additional 11.7% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on March 31, 2022 held a 30.0% ownership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV and manages, directs, and controls operations of the Peak Gold JV. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of March 31, 2022 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $157,162 for the three months ended March 31, 2022, compared to $62,100 for the three months ended March 31, 2021. Claim rental expense increased due to the Company owning a larger number of claims as of March 2022 compared to March 2021.  The Company staked the Shamrock and Willow claims during 2021.  The Lucky Shot state claims were acquired as a part of the acquisition of AGT in August 2021.

Exploration Expense.  Exploration expense for the three months ended March 31, 2022 was $1.98 million compared to $47,116 for the three months ended March 31, 2021.  Current year exploration expense relates to spending on our 100% owned state claims on the Eagle/Hona and Shamrock Property, as well as exploration activity on our Lucky Shot Property.  Exploration related work began on the Eagle/Hona and Shamrock prospects in July 2021.  The Lucky Shot Property was acquired in August 2021.  There was no exploration program during the quarter ended March 31, 2021.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2022 and 2021 were $3.2 million and $2.1 million, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll, and stock-based compensation expense. The current year increase is the result of  capitalized legal fees of approximately $0.6 million associated with a potential capital raise that were expensed during the current quarter, a $0.3 million bonus paid to Rick Van Nieuwenhuyse, and increased salaries, wages, and other general administrative costs associated with the Lucky Shot Acquisition in  August 2021.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended March 31, 2022 and 2021 was $1,518,000 and $2,490,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $1,518,000 in the Peak Gold JV during the three months ended March 31, 2022, and $2,490,000 during the three months ended March 31, 2021.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to March 31, 2022 are $21.8 million.

Interest Expense.  The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 9).  Interest expense for the three months ended March 31, 2022 is the accrued interest related to the Promissory Note.  The Company incurred  zero interest expense during the three months ended March 31, 2021.  The Promissory Note was paid in cash on February 25, 2022.

Impairment Expense.  In mid February 2022 an avalanche occurred at the Lucky Shot Property.  The avalanche destroyed various vehicles and equipment at the site.  The $41,249 in impairment represents the remaining book value associated with the property that was destroyed, net of insurance recoveries to date.  The Company records insurance recoveries for the book value of the equipment reimbursed by insurance.  Any reimbursement above the book value of the property will be recorded as a gain within Other Income in the period which all contingencies are resolved related to the insurance recovery.

Income Tax Benefit/(Expense).   The Company recognized $0.1 million in tax benefit for the three months ended March 31, 2022, compared to $0.2 million in income tax benefit for the three months ended March 31, 2021.  The Company had book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.  The estimated income tax from the Kinross Transactions was trued up during the quarter ended March 31, 2021.  The Company has a net loss for the third quarter of fiscal year 2022 and does not expect to have taxable income for the year.  The current quarter tax benefit is the result of a return to provision true up for the 2021 federal and State of Alaska income tax returns.

Nine Months Ended March 31, 2022  Compared to Nine Months Ended March 31, 2021

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $0.5 million for the nine months ended March 31, 2022, compared to $0.1 million for the nine months ended March 31, 2021. Prior-year claim rentals expense only includes seven months of  expense because the related state mining claims were acquired in September 2020 as a part of the Kinross Transaction.  Current year claim rental expense includes three full quarters of expense for the state mining claims acquired in the Kinross Transaction, claim rental expense for new state mining claims staked by the Company during 2021, and claim rental expense for state mining claims acquired as a part of the AGT acquisition.  The Company staked the Shamrock and Willow claims during 2021.  The Lucky Shot state claims were acquired as a part of the acquisition of AGT in August 2021.

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2022 and 2021 was $8.0 million and $8.2 million, respectively. The Company’s general and administrative expense primarily relates to audit fees, legal fees, management fees, payroll, and stock-based compensation expense. The current year decrease is due to higher legal fees during the nine months ended March 2021 associated with the Kinross transaction, offset by increased salaries, wages, and other general administrative costs associated with the Lucky Shot Acquisition in  August 2021,

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the nine months ended March 31, 2022 and 2021 was $3,706,000 and $3,861,252, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $3,706,000 in the Peak Gold JV during the nine months ended March 31, 2022, and $3,861,252 during the nine months ended March 31, 2021.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to March 31, 2022 are $21.8 million.

Interest Expense.  The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 9).  Interest expense for the nine months ended March 31, 2022 is the accrued interest related to the Promissory Note.  The Company incurred  zero interest expense during the nine months ended March 31, 2021.  The Promissory Note was paid in cash on February 25, 2022.

Impairment Expense.  In mid February 2022 an avalanche occurred at the Lucky Shot Property.  The avalanche destroyed various vehicles and equipment at the site.  The $41,249 in impariment represents the remaining book value associated with the property that was destroyed, net of insurance recoveries to date.  The Company records insurance recoveries for the book value of the equipment reimbursed by insurance.  Any reimbursement above the book value of the property will be recorded as a gain within Other Income in the period which all contingencies are resolved related to the insurance recovery.

Income Tax Benefit/(Expense).    The Company recognized $0.1 in income tax benefit for the nine months ended March 31, 2022, compared to $1.6 million in income tax expense for the nine months ended March 31, 2021.  The Company had book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.  The Company has a net loss for the first nine months of fiscal year 2022 and does not expect to have taxable income for the year.  The current period tax benefit is the result of a return to provision true up for the 2021 federal and State of Alaska income tax returns.

Gain on Sale of a Portion of the Investment in the Joint Venture Company.  The Company recorded the $32.4 million cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million for the nine months ended March 31, 2021.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company's 30.0% ownership in the Peak Gold JV post the 30.0% membership interest transferred to KG Mining.  As of the date of the CORE Transaction, the Company's investment in the Peak Gold JV had a zero balance; therefore the $39.6 million gain approximates the full fair value of the CORE JV Interest surrendered in the CORE Transactions.

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

As of March 31, 2022, the Company had approximately $8.2 million of cash.  On December 17, 2021, the Peak Gold JV approved a $47.9 million program for calendar year 2022. At a meeting of the Management Committee of Peak Gold JV held on February 14, 2022, Kinross presented updated information that resulted in a decrease in the Peak Gold JV spending program for 2022 to approximately $26 million, of which the Company’s share would be approximately $7.8 million. Kinross explained that the decrease is due to a revised work plan resulting from recent impacts of inflation, contractor and labor market constraints in Alaska, and determined that it was in the best interests of the Peak Gold JV that certain activities that were initially planned for 2022 be delayed pending further analysis of options including a re-bidding process. The budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, and exploration.   The Company has not finalized a budget for exploration activities on its 100% owned state mining claims or the Lucky Shot Property.   On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. ("QRC"). The debenture was purchased at par.  Due to cash received from the unsecured debenture, the cash received in the Kinross Transaction and the private placements completed in September 2020 and June 2021, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties (including the $10.0 million capital commitment for expenditures on the Lucky Shot Property over the 36-month period following August 2021),  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

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

The Company’s Common Stock is thinly traded.

As of March 31, 2022, there were approximately 6.7 million shares of the Company’s Common Stock  outstanding, with directors and officers beneficially owning approximately 24.5% of the Common Stock  and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 11.7% of the Company's Common Stock.   The Company's Common Stock  is quoted on the NYSE American under the symbol “CTGO”.   Although the Company's Common Stock  is quoted on the NYSE American, trading has been irregular and with low volumes and therefore the market price of its Common Stock  may be difficult to ascertain. Since the Company's Common Stock  is thinly traded (average trading volume of 1,329 shares of Common Stock  per day for the fiscal year 2022 as of March 31, 2022), the purchase or sale of relatively small Common Stock  positions may result in disproportionately large increases or decreases in the price of the Company's Common Stock.

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

The ongoing military conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences, such as heightened risks of cyberattacks. The Company’s business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including restrictions on imports of Russian oil, liquefied natural gas and other commodities. These disruptions have caused, and could continue to cause, significant volatility in commodity prices, which could have a material effect on the Company’s business. Additional potential sanctions and penalties have also been proposed and/or threatened.

In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. On March 21, 2022, the Biden Administration issued warnings about the potential for Russia to engage in malicious cyber activity against the United States in response to the economic sanctions that have been imposed.

Prolonged unfavorable economic conditions or uncertainty as a result of the military conflict between Russia and Ukraine may adversely affect the Company’s business, financial condition, and results of operations.

Inflation could adversely impact the Company’s ability to control its costs, including the operating expenses and capital costs.

Although inflation in the United States has been relatively low in recent years, it rose significantly beginning in the second half of 2021. This is believed to be the result of the economic impact from the COVID-19 pandemic, including the effects of global supply chain disruptions and government stimulus packages, among other factors. Global, industry-wide supply chain disruptions caused by the COVID-19 pandemic have resulted in shortages in labor, materials and services. Such shortages have resulted in inflationary cost increases for labor, materials and services and could continue to cause costs to increase as well as scarcity of certain products and raw materials. To the extent elevated inflation remains, the Company may experience further cost increases for its operations and increased labor costs. The Company cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent the Company is unable to recover higher costs through results of operations, would negatively impact the Company’s business and financial condition.

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

4.4

Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.5	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2021).

4.6	Form of Convertible Debenture (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).

10.1	Form of Investor Rights Agreement (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

96.1	Technical Report Summary relating to the Peak Gold JV Property prepared for Contango ORE, Inc. and issued effective as of December 31, 2020 by Sims Resources, LLC and John Sims, C.P.G., as the qualified person(Filed as Exhibit 96.1 to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on October 26, 2021).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 11, 2022	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)