Form 10-K
period 2022-06-30
Contango ORE, Inc.
filed 2022-08-31
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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

As of December 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the NYSE American) was $91,669,837.  As of August 31, 2022, there were 6,775,818 shares of the registrant’s common stock outstanding.

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures and the availability of future financing;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources from the Peak Gold JV Property and the Company’s other properties;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company’s ability to fund its business with current cash reserves based on currently planned activities;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures and repayment of indebtedness;
•	Ability to retain or maintain capital contributions to, and our relative ownership interest in the Peak Gold JV;
•	Ability to influence management of the Peak Gold JV;
•	Ability to realize the anticipated benefits of the Kinross Transactions;
•	Potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	Risks associated with exploring in the mining industry;
•	Timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals;
•	Price volatility for natural resources, including declines and variations in the price of gold and associated minerals;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	Ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operations and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental and regulatory, health and safety risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Peak Gold JV’s and the Company’s exploration schedule and operating activities;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of the mining industry;
•	Risk related to title to properties; and
•	Ability to consummate strategic transactions.

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

PART I

Item 1.     BUSINESS

Overview

Contango ORE, Inc., (the “Company”) engages in exploration for gold ore and associated minerals in Alaska.  The Company conducts its operations through three primary means:

●

a 30.0% membership interest in Peak Gold, LLC (the “Peak Gold JV”), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s plan to mine ore from the Main and North Manh Choh deposits within the Peak Gold JV Property (the “Manh Choh Project”);

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., which includes three former producing gold mines located on patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 to our Consolidated Financial Statements- Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”).

The Lucky Shot Property and the Minerals Property are collectively referred to in this Annual Report on Form 10-K as the “Contango Properties”.

As of June 30, 2022, the Company had approximately $23.3 million of cash.

The Peak Gold JV spent approximately $15.8 million on its 2021 drilling program and completed approximately 33,000 ft. of drilling on the Manh Choh Project in 2021.  The majority of the activity was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of 2021.  On December 17, 2021, the Peak Gold JV initially approved a budget of $47.9 million for its 2022 program.  At a meeting of the Management Committee of Peak Gold JV  (the “Management Committee”) held on February 14, 2022, Kinross Gold Corporation (“Kinross”), the manager of Peak Gold JV, presented updated information that resulted in a decrease in its 2022 spending program to approximately $26.0 million.  However, on August 4, 2022 the Management Committee voted to increase the 2022 budget to $39.6 million, of which our total share is $11.9 million for the year.  The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  The Peak Gold JV released a feasibility study in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the project.  The early works program has begun at the project, with camp refurbishments, earthworks and road construction now underway.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the planned 2022 exploration/development program to advance the Enserch Tunnel to the footwall of the area where it expects to locate the Lucky Shot vein and drift 1500 foot parallel and set up drill stations every 75 feet.  The Company began pilot hole drilling in late June 2022, with a plan to drill approximately 3200 meters (~10,000 feet) from underground into what it believes to be the down-dip projection of the previously identified area where it expected to locate the Lucky Shot vein. The assays from the drilling program are not available yet, however the Company intersected the area in four out of four exploration drill holes from the “West Ballroom” located on the west side of the tunnel.  A fifth hole is planned from the West Ballroom to be followed by five additional pilot holes from the East Ballroom.

On the Shamrock Property, the Company conducted soil and surface rock chip sampling during 2021. Follow up trenching and detailed geologic mapping is planned for th e summer of 2023.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow up geologic mapping and sampling is planned for the summer of 2023.

Background

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

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were previously acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Peak Gold JV.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  Therefore, as of June 30, 2022, the Company holds a 30.0% membership interest in the Peak Gold JV, and KG Mining holds a 70.0% membership interest in the Peak Gold JV and serves as the manager and operator of the Peak Gold JV. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Peak Gold JV to further develop and produce from its properties.

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

In connection with the Separation Agreement, the Peak Gold JV and Contango Minerals entered into an Option Agreement, dated as of September 29, 2020 (the “Option Agreement”). Under the Option Agreement, Contango Minerals granted the Peak Gold JV an option, subject to certain conditions contained in the Option Agreement, to purchase approximately 13,000 acres of the Alaska state mining claims which were contributed to Contango Minerals pursuant to the Separation Agreement, together with all extralateral rights, water and water rights, and easements and rights of way in connection therewith, that are held by Contango Minerals.  Subject to the conditions in the Option Agreement, the Peak Gold JV had the right to exercise the option to purchase the Alaska state mining claims, in whole or in part, at an exercise price of $50,000. The Peak Gold JV exercised this option in whole in June 2021 and paid the Company $50,000, whereupon the 13,000 acres of Alaska state mining claims were transferred to the Peak Gold JV.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process ore at the existing Fort Knox mining and milling complex located approximately 250 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for Peak Gold JV Property as the Fort Knox facilities have existing operations as opposed to developing, permitting, and building a new mill and processing facilities.

Acquisition of Lucky Shot Property

On August 24, 2021, the Company completed the purchase of all outstanding membership interests (the “Interests”) of AGT from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property.  The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price included an initial payment at closing of $5 million in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”).  The Promissory Note was secured by the Interests.  The Company had the option to pay the Promissory Note through the issuance to CRH of shares of the Company’s common stock if the Company completed an offering and obtained a listing of its shares on the NYSE American prior to the Maturity Date.  In November 2021, the Company’s common stock commenced listing on the NYSE American. Since the Company did not complete the required offering, it paid the Promissory Note in cash on February 25, 2022

The Company is obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  If the milestones are not met no additional payments will be made to CRH.

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.  On August 16, 2021, the Company hired Chris Kennedy, who has prior experience in underground mine operations management, to serve as the Company’s Mine General Manager. In his role, Mr. Kennedy will manage the Company's underground exploration and development program on the Lucky Shot Property. As of June 30, 2022, the Company had made expenditures of $8.6 million toward the required amount.

Strategy

Retaining Proven Executive Leadership.  Effective as of January 6, 2020, Rick Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company.  Mr. Van Nieuwenhuyse will perform the functions of the Company’s principal executive officer.  Also effective on January 6, 2020, the size of the Board was increased from four to five directors with Mr. Van Nieuwenhuyse appointed to the Board to fill the vacancy created by the increase.  Mr. Van Nieuwenhuyse, 66, previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012 until December 2019. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of June 30, 2022, the Company’s directors and executives beneficially own approximately 24.4% of the Company’s Common Stock. An additional 11.6% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

Acquiring exploration properties.  The Company anticipates from time to time acquiring additional properties in Alaska or elsewhere for exploration, subject to the availability of funds. The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements.

Adverse Climate Conditions

Weather conditions affect the Company’s and the Peak Gold JV’s ability to conduct exploration activities and mine any ore from the Contango Property and the Peak Gold JV Property in Alaska. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.

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

Government Regulation

The Company and the Peak Gold JV’s mineral exploration activities are generally affected by various laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the exploration of minerals. Various federal and Alaskan laws and regulations often require permits for exploration activities and also cover extraction of minerals. In addition, the Tetlin Lease is located on land leased from the Tetlin Tribal Council. Federally recognized Native American tribes are independent governments, with sovereign powers, except to the extent those powers may have been limited by treaty or by the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or federal government allowing for the application of state law. The Company believes that the Peak Gold JV will continue to use its best efforts to ensure that it is in compliance with all applicable laws and regulations, but the denial of permits required to explore for or mine ore may prevent it from realizing any revenues arising from the presence of minerals on its properties.

Employees

The Company has eleven full-time employees. Rick Van Nieuwenhuyse, its President and Chief Executive Officer is responsible for the management of the Company. Brad Juneau serves as the Company’ Chairman. Leah Gaines is the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company.  The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Peak Gold JV utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Position
Brad Juneau	62	Chairman
Rick Van Nieuwenhuyse	66	President, Chief Executive Officer, and Director
Leah Gaines	46	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	73	Director
Richard Shortz	77	Director
Curtis Freeman	66	Director

Brad Juneau. Mr. Juneau, the Company’s co-founder, currently serves as the Company’s Chairman and served as President and Chief Executive Officer of the Company from December 2012 to January 6, 2020. Mr. Juneau was first appointed President, Acting Chief Executive Officer and director in August 2012 when the Company’s co-founder, Mr. Kenneth R. Peak received a medical leave of absence. Mr. Juneau was appointed Chairman of the Board in April 2013. Mr. Juneau is the sole manager of the general partner of Juneau Exploration L.P. (“JEX”), an oil and gas exploration and production company. Prior to forming JEX in 1998, Mr. Juneau served as Senior Vice President of Exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as Staff Petroleum Engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a Bachelor of Science degree in Petroleum Engineering from Louisiana State University. Mr. Juneau previously served as a Director of Contango Oil & Gas from April 2012 to March 2014, and is currently a director of Talos Energy.

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

Joseph Compofelice. Mr. Compofelice has been a director of the Company since its inception. Since January 1, 2014, Mr. Compofelice has been an Operating Partner at White Deer Energy, a private equity firm that targets investments in the energy business.  Mr. Compofelice currectly serves as Chairman and CEO of Axios Industrial Services, LLC a portfolio company of White Deer.   Mr. Compofelice served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service from January 2004 to December 2013. Mr. Compofelice served as Chairman of the Board of Directors of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000, he was Chairman and Chief Executive Officer of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science from California State University at Los Angeles and his Masters of Business Administration from Pepperdine University.

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

Curtis Freeman.  Mr. Freeman is a U.S. Certified Professional Geologist and a licensed geologist in the State of Alaska as well as a member of several professional organizations. Since forming Avalon Development (“Avalon”) in 1985, Mr. Freeman and his crews have conducted mineral exploration throughout Alaska as well as in the Yukon, the western United States, Central America, South America, New Zealand and Africa. He has consulted for numerous major and junior mining companies and he and his team of professionals have been credited with a number of gold, copper, silver, nickel, platinum group, and rare metal discoveries in Alaska and other parts of the world. Mr. Freeman was Project Manager for the Manh Choh Project from its acquisition by the Company’s predecessor in 2008 through 2019. Mr. Freeman and his team were responsible for the discovery of the Manh Choh Project deposits as well as identification of other known mineral prospects in the area. Mr. Freeman is a Founding Director of Canadian TSXV-listed Tectonic Metals Inc., and a Founding Director and President of Valhalla Metals Inc. and Anglo Alaska Gold Corp., both private Alaska-domiciled companies involved in VMS and gold exploration, respectively. Mr. Freeman also serves on the Technical Advisory Boards of Canadian publicly-listed Metallic Minerals, Group Ten Metals and Granite Creek Copper. Mr. Freeman earned his Bachelor's degree in Geology in 1978 from the College of Wooster, Ohio and his Master’s Degrees in Economic Geology in 1980 from University of Alaska – Fairbanks.

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

Corporate Offices

The Company currently subleases office space from JEX at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098.  The cost of the rent is included in the monthly management fee the Company pays to JEX.  See Note 15 to our Consolidated Financial Statements - Related Party Transactions.

Code of Ethics

The Company has adopted a Code of Ethics for senior management. A copy of our Code of Ethics is filed as an Exhibit to this Form 10-K and is also available on the Company’s website at www.contangoore.com.

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

Our business could be adversely affected by a widespread outbreak of contagious disease, including the outbreak of the 2019 novel strain of coronavirus, causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. Through June 30, 2022, the spread of this virus and government responses have caused business disruption and are adversely affecting many industries. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. If a significant portion of our workforce, or the Peak Gold JV’s workforce becomes unable to work or travel to our operations or the Peak Gold JV’s operations, due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we, or the Peak Gold JV, may be forced to reduce or suspend operations at one or more properties, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our ability to raise additional capital, information systems and cyber security and risks relating to operations, impacts of governmental regulations, availability of infrastructure and employees and challenging global financial conditions.

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

The Company and the Peak Gold JV are monitoring the situation and taking reasonable steps to keep our business premises, properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID-19. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or impacts the Peak Gold JV’s ability to continue exploration work, our results of operations, financial condition and liquidity could be adversely impacted.

Risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business.

The volatile global economic environment has created market uncertainty and volatility recently. This global economic uncertainty has negatively affected the mining and minerals sectors in general. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect the Company’s growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the Russian invasion of Ukraine), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

Prices and availability of commodities consumed or used in connection with exploration and development and mining, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on the Company’s operating costs or the timing and costs of various projects.

Kinross will have discretion regarding the use and allocation of funds for further exploration of the Peak Gold JV Property.

Kinross is the Manager of the Peak Gold JV and has appointed two of the three designates to the Management Committee. The Company has appointed one designate to the Management Committee.  Kinross has a 70.0% membership interest in the Peak Gold JV, in accordance with the A&R JV LLCA, and, therefore, will continue to have the right to appoint two designates to the Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of the Peak Gold JV’s investments, which will include the level of expenditures.  As a result, Kinross has discretion regarding the use and allocation of funds for further exploration of the Peak Gold JV Property. The Company has limited ability to influence the decision of Kinross in its capacity as Manager, or as the party controlling the majority of the Management Committee.

There can be no assurance that the Company will be capable of raising additional funding required to continue development of the Manh Choh Project and meet its funding obligations under the A&R JV LLCA.

   Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the operations of the Peak Gold JV in proportion to their respective membership interests in that company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Peak Gold JV may be limited. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Peak Gold JV currently does not  have any recurring source of revenue, and its only source of cash inflows are contributions received from KG Mining and the Company.  The Company currently does not have any recurring source of revenue at this time.  As a result, the Company’s ability to contribute funds to the Peak Gold JV and retain its membership interest will depend on its ability to raise capital or arrange financing. The ability of the Company to raise capital or arrange financing in the future will depend, in part, on the prevailing capital market conditions and the mining results achieved at the Manh Choh Project, as well as the market price of metals. The Company cannot be certain that capital or financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

Further capital raising and financing by the Company may include issuances of equity, instruments convertible into equity (such as warrants) or various forms of debt. The Company has issued common stock and other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of common stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of the Company’s securities. Any additional issuances of common stock or securities convertible into, or exercisable or exchangeable for, common stock may ultimately result in dilution to the holders of common stock, dilution in any future earnings per share of the Company and may have a material adverse effect upon the market price of the common stock of the Company.

The Company must depend upon Kinross’ management of the Peak Gold JV following termination of the Company’s third-party consulting agreements.

On September 29, 2014, the Company terminated its advisory agreement with JEX. In addition, the Company terminated its services agreements with Avalon and other parties.  The Company must now depend upon Kinross for its expertise in planning work programs, conducting field work, evaluating drilling results and preparing development programs.

There can be no assurance that Kinross will continue to fund the Peak Gold JV to continue exploration work.

Pursuant to the A&R JV LLCA, there is no requirement that Kinross contribute any future amounts to the Peak Gold JV to continue exploration work, and the Company will have limited funds to continue exploration of the Peak Gold JV Property, if Kinross fails to contribute additional amounts to the Peak Gold JV.

The Company’s interest in the Peak Gold JV may be reduced.

Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced.  Going forward, the Company’s ability to contribute funds sufficient to maintain the current level of its membership interests in the Peak Gold JV may be limited. On August 4, 2022, the Management Committee voted to increase the 2022 budget to $39.6 million.  The Company would need to fund its share of the budget, approximately $11.9 million, to maintain its current level of interest in the Peak Gold JV. If the Company elects not to, or is unable to contribute its proportionate share of the approved exploration budget, its interest in the Peak Gold JV will be reduced.

Kinross has far greater technical and financial resources than the Company.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska.  Kinross has a market capitalization of approximately $5 billion. Because of its vastly superior technical and financial resources, Kinross may adopt budgets and work programs for the Peak Gold JV that the Company will be unable to fund in the time frame required, and its interest in the Peak Gold JV may be substantially diluted.

The A&R JV LLCA restricts the Company’s right to transfer or encumber its interests in the Peak Gold JV.

The A&R JV LLCA contains certain limitations on transferring or encumbering interests in the Peak Gold JV including any transfer that would cause termination of the Peak Gold JV as a partnership for Federal income tax purposes except none of the restrictions limit the transfer of any capital stock of the Company.

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

The probability of finding economic mineral reserves on the Peak Gold JV Property outside of the Manh Choh Project is extremely small. It is common to spend millions of dollars on an exploration prospect and complete many phases of exploration and still not obtain mineral reserves that can be economically exploited. Therefore, the possibility that the Peak Gold JV Property other than the Manh Choh Project will contain commercial mineral reserves and that the Company will recover funds spent on exploration is extremely remote.

The price of gold and the gold mining industry are volatile and beyond the Company’s control.

Gold prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, the price of products that incorporate gold, global and regional demand and production, political and economic conditions and other factors.  A significant decline in the price of gold may result in the Company having to reassess the feasibility of its projects and could negatively affect the value of the Manh Choh Project and the Company’s securities.

Additionally, increases in metal prices tend to encourage increases in mining exploration, development, and construction activities. During past expansions, demand for and the cost of contract exploration, development and construction services and equipment have increased as well. Increased demand for and cost of services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increased potential for scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development, or construction costs, result in project delays, or both. There can be no assurance that increased costs may not adversely affect our development of our properties in the future.

The Company’s ability to successfully execute its business plan is dependent on its ability to obtain adequate financing.

The Company’s business plan, which includes drilling and developing the Peak Gold JV’s exploration prospects, will require substantial capital expenditures. The Company’s ability to raise capital will depend on many factors, including the status of various capital and industry markets at the time it seeks such capital. Accordingly, the Company cannot be certain that financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, the Company may be unable to fund expenditures by the Peak Gold JV for exploration and development activities or be forced to sell all or some portion of its interest in the Peak Gold JV in an untimely fashion or on less than favorable terms.

The Company has no revenue to date from its properties or the Peak Gold JV Property, which may negatively impact he Company's ability to achieve its business objectives.

Since the acquisition of the Peak Gold JV Property and Company’s properties, the Company and the Peak Gold JV have conducted only exploration activities.  The Peak Gold JV is preparing to develop a mine at the Manh Choh Project, but does not expect production to begin until at least 2024.. The Company’s ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company and the Peak Gold JV have carried on their business of exploring the Peak Gold JV Property and the Company’s properties at a loss since inception, and they will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond the Company’s control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Company or the Peak Gold JV cannot discover commercially viable deposits or commence actual mining operations, the Company and the Peak Gold JV may never generate revenues and may never become profitable.

The Company’s continued viability depends on the exploration, permitting, development and operation of the Peak Gold JV Property and the Company's properties.

The Peak Gold JV’s only material project at this time is the Manh Choh Project, which is in the development stage; with production expected to occur in 2024. The Company’s continued viability is based on successfully implementing its strategy, which will require the Peak Gold JV to perform appropriate permitting and construction of a mine and to enter into proposed agreements to process the ores from the mine, in a reasonable time frame.  Although the Company is undertaking exploratory work at the Lucky Shot Project, it has not identified resources at that project at this time.

The Company and the Peak Gold JV may never recover minerals in commercial quantities.

None of the Company's properties have any proven reserves as defined by the SEC Mining Modernization Rules. To date, the Company has only engaged in exploration activities at its properties.  Accordingly, the Company does not have sufficient information upon which to assess the ultimate success of its exploration efforts. There is no assurance that the Company may ever locate any mineral reserves on its properties. Additionally, even if the Company discovers minerals on its properties in sufficient quantities to warrant recovery, such recovery may not be economically profitable. Kinross has prepared a preliminary economic assessment of the Peak Gold JV Property and other related reports and assessments in accordance with S-K 1300  (the "Reports"). The Reports are based on limited drilling samples and initial assessments of the Peak Gold JV Property. Notwithstanding any estimates, evaluations or measurements contained in the Reports, there can be no assurance that commercially feasible quantities of minerals can be recovered from the Peak Gold JV Property. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Company does not establish reserves, or if the Peak Gold JV is unable to recover minerals in commercial quantities, they might be required to curtail or suspend operations, in which case the market value of the Company’s common stock will decline, and you might lose all of your investment.

The Peak Gold JV Property is located in the remote regions of Alaska and exploration activities may be limited by weather and limited access and existing infrastructure.

The Peak Gold JV is focused on the exploration of its properties in the State of Alaska. The arctic climate limits many exploration and mining activities during certain seasons. In addition, the remote location of the properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which the Peak Gold JV can carry on exploration activities might increase the costs and time associated with our planned exploration activities and could negatively affect the value of the Peak Gold JV Property and the Company’s securities.

Concentrating capital investment in the Peak Gold JV Property in the State of Alaska increases exposure to risk.

The Company and the Peak Gold JV have focused their capital investments in exploring for gold and associated mineral prospects on the Peak Gold JV Property in the State of Alaska. However, the exploration prospects in Alaska may not lead to any revenues or the Peak Gold JV may not be able to drill for mineral deposits at anticipated costs due to financing, environmental or operating uncertainties. Should the Peak Gold JV be able to make an economic discovery on the Peak Gold JV Property, it would then be solely dependent upon a single mining operation for its revenue and profits. Because of this concentration in a limited geographic area, the success and profitability of our operations may be disproportionately exposed to regional factors relative to competitors that have more geographically dispersed operations.

The Company will rely on the accuracy of the estimates in reports provided to the Company by the Peak Gold JV’s Manager and outside consultants and engineers.

The Company has no in-house mineral engineering capability, and therefore will rely on the accuracy of reports provided to it by the Peak Gold JV’s Manager and independent third-party consultants. If those reports prove to be inaccurate, the Company’s financial reports could have material misstatements. Further, the Company will use the reports of such independent consultants in its financial planning. If the reports prove to be inaccurate, we may also make misjudgments in its financial planning.

Exploration activities involve a high degree of risk, and the Peak Gold JV’s exploratory drilling activities may not be successful.

The Company’s future success will largely depend on the success of the exploration drilling programs of the Peak Gold JV. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

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

Poor results from the Company’s or Peak Gold JV’s drilling activities would materially and adversely affect the Company’s future cash flows and results of operations.

Underground exploration and mining operations are subject to unique risks.

We are currently conducting exploratory work, and expect to undertake future mining operations, at the Lucky Shot Property. Such operations involve underground activities. The exploration for minerals, mine construction and mining operations in an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

The Company and the Peak Gold JV have no assurance of title to their properties.

The Company, through its wholly-owned subsidiaries, Contango Minerals and AGT, owns the mineral rights to approximately 223,200 acres of State of Alaska unpatented mining claims for gold ore exploration, and the Peak Gold JV holds approximately 13,000 acres of State of Alaska unpatented mining claims in addition to the Tetlin Lease (described below). Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and the rights of third parties to the use of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

The Peak Gold JV leases approximately 675,000 acres for exploration and development pursuant to the Tetlin Lease with the Tetlin Tribal Council. The Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Peak Gold JV conducted a title examination prior to the assignment of the Tetlin Lease to the Peak Gold JV and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Peak Gold JV, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement, which were approved by the Tetlin Tribal Council and the Native Village of Tetlin members and renewed on September 29, 2020 in connection with the CORE Transactions described in “Summary – Corporate Information” (the “Tetlin Agreements”). The Tetlin Agreements approved the assignment of the Tetlin Lease to the Peak Gold JV and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.

We cannot provide assurance that title to our properties will not be challenged. We or the Peak Gold JV, as applicable, may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our and the Peak Gold JV's ability to ensure that we or the Peak Gold JV, as applicable, have obtained a secure claim to individual mining properties may be severely constrained. Our and the Peak Gold JV’s mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups.

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

Federally recognized Native American tribes are independent governments with sovereign powers, except as those powers may have been limited by treaty or the United States Congress. Such tribes maintain their own governmental systems and often their own judicial systems and have the right to tax, and to require licenses and to impose other forms of regulation and regulatory fees, on persons and businesses operating on their lands. As sovereign nations, federally recognized Native American tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by Congress, and state laws generally do not directly apply to them and to activities taking place on their lands, unless they have a specific agreement or compact with the state or Federal government allowing for the application of state law. The Tetlin Lease provides that it will be governed by applicable federal law and the law of the State of Alaska. The Company and the Tetlin Tribal Council entered into a Stability Agreement, dated October 2, 2014, that was assigned by the Company to the Peak Gold JV. However, no assurance may be given that the choice of law clause in the Tetlin Lease or the agreements with the Tetlin Tribal Council in the Stability Agreement will be enforceable.

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

The mining industry is historically a cyclical industry and market fluctuations in the prices of minerals could adversely affect the Company’s and Peak Gold JV’s business.

Prices for minerals tend to fluctuate significantly in response to factors beyond the Company’s control. These factors include:

•	U.S. and global economic conditions;
•	Domestic and foreign tax policy;
•	The price of gold;
•	The cost of exploring for, producing and processing gold;
•	Available transportation capacity; and
•	The overall supply and demand for gold.

Changes in gold prices would directly affect revenues and may reduce the amount of funds available to reinvest in exploration activities. Reductions in gold prices not only reduce revenues and profits, but could also reduce the quantities of resources that are commercially recoverable. Declining metal prices may also impact the operations of the Peak Gold JV by requiring a reassessment of the commercial feasibility of any of its mining work.

Because the Company’s and Peak Gold JV’s sole source of revenue, if its exploration efforts are successful, will be the sale of gold and associated minerals, changes in demand for, and the market price of, gold and associated minerals could significantly affect the Company’s and the Peak Gold JV's profitability. The value and price of the Company’s common stock may be significantly affected by declines in the prices of gold minerals and products.

Gold prices fluctuate widely and are affected by numerous factors beyond the Company’s control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world.  The Company and the Peak Gold JV do not have any programs to hedge against fluctuating commodity prices, and as such are highly exposed to those fluctuations.

An increase in the global supply of gold and associated minerals may adversely affect the Company’s and Peak Gold JV’s business.

The pricing and demand for gold and associated minerals is affected by a number of factors beyond the Peak Gold JV’s control, including global economic conditions and the global supply and demand for gold and associated minerals and products. Increases in the amount of gold and associated minerals sold by competitors of the Peak Gold JV may result in price reductions, reduced margins and the Peak Gold JV may not be able to compete effectively against current and future competitors.

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

The Peak Gold JV is subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

The Peak Gold JV’s exploratory mining operations are subject to numerous laws and regulations governing its operations and the discharge of materials into the environment, including the Federal Clean Water Act, Clean Air Act, Endangered Species Act, and CERCLA. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on the Peak Gold JV. These laws and regulations may, among other things:

•	Require that the Peak Gold JV obtain permits before commencing mining work;
•	Restrict the substances that can be released into the environment in connection with mining work;
•	Impose obligations to reclaim land in order to minimize long term effects of land disturbance; and
•	Limit or prohibit mining work on protected areas.

Under these laws and regulations, the Peak Gold JV could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. The Company and the Peak Gold JV maintain only limited insurance coverage for sudden and accidental environmental damages. Accordingly, the Peak Gold JV may be subject to liability, or it may be required to cease production from properties in the event of environmental damages. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in the Peak Gold JV’s current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could increase operating costs or require capital expenditures in order to remain in compliance. Any such changes could have an adverse effect on the Peak Gold JV’s business, financial condition and results of operations.

The Peak Gold JV is subject to the Federal Mine Safety and Health Act of 1977 and regulations promulgated thereto, which impose stringent health and safety standards on numerous aspects of its operations.

The Peak Gold JV’s exploration and mining work in Alaska is subject to the Federal Mine Safety and Health Act of 1977, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. The Peak Gold JV’s failure to comply with these standards could have a material adverse effect on its business, financial condition or otherwise impose significant restrictions on its ability to conduct mining work.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change, including mandatory reductions in energy consumption or emissions of greenhouse gases, could impose significant costs on us and the Peak Gold JV, including costs related to energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our or the Peak Gold JV’s financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our and the Peak Gold JV's operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations and the operations of the Peak Gold JV.

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

The Peak Gold JV may be unable to obtain, maintain or renew permits necessary for the exploration, development or operation of any mining activities, which could have a material adverse effect on its business, financial condition or results of operation.

The Peak Gold JV must obtain a number of permits that impose strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with its current and future operations. To obtain certain permits, the Peak Gold JV may be required to conduct environmental studies, collect and present data to governmental authorities and the general public pertaining to the potential impact of its current and future operations upon the environment and take steps to avoid or mitigate the impact. The permitting rules are complex and have tended to become more stringent over time. Accordingly, permits required for mining work may not be issued, maintained or renewed in a timely fashion or at all, or may be conditioned upon restrictions which may impede its ability to operate efficiently. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on its business, its plans of operation, and properties in that the Peak Gold JV may not be able to proceed with its exploration, development or mining programs.

Anti-takeover provisions of the Company’s certificate of incorporation, bylaws and Delaware law could adversely affect a potential acquisition by third parties.

  On September 23, 2020, the Company adopted a limited duration stockholder rights agreement (the “Rights Agreement”). In connection therewith, the Board adopted an amendment to accelerate the expiration of the Company’s prior rights agreement to September 23, 2020. The Rights Agreement, as amended, has remained in effect since its initial approval.  Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right for each share of the Company’s common stock held of record as of October 5, 2020. The Rights Agreement is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The existence of the Rights Agreement, however, could have the effect of making it more difficult for a third party to acquire a majority of Company’s outstanding common stock, and thereby adversely affect the market price of the Company’s common stock.

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

As of June 30, 2022, there were approximately 6.8 million shares of the Company’s Common Stock  outstanding, with directors and officers beneficially owning approximately 24.4% of the Common Stock  and the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, beneficially owning approximately 11.6% of the Company’s Common Stock.   The Company's Common Stock  is quoted on the NYSE American under the symbol “CTGO”.   Although the Company’s Common Stock  is quoted on the NYSE American, trading has been irregular and with low volumes and therefore the market price of its Common Stock  may be difficult to ascertain. Since the Company’s Common Stock  is thinly traded (average trading volume of 1,238 shares of Common Stock  per day for the fiscal year 2022), the purchase or sale of relatively small Common Stock  positions may result in disproportionately large increases or decreases in the price of the Company’s Common Stock.

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

Although the Company and the Peak Gold JV maintain insurance to protect against certain risks in such amounts as we or the Peak Gold JV, as applicable, consider reasonable, such insurance will not cover all the potential risks associated with a mining company’s operations. We and the Peak Gold JV may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as loss of title to mineral property, environmental pollution, or other hazards as a result of exploration and production, is not generally available to us or to other companies in the mining industry on acceptable terms. We or the Peak Gold JV might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance and results of operations

The Company is dependent upon information technology systems, which are subject to disruption, cyber-attacks, damage, failure and risks associated with implementation and integration.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Overview

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”), and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV.  In addition to the Tetlin Lease, the Peak Gold JV also holds approximately 13,000 additional acres of State of Alaska mining claims for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of June 30, 2022, the Company held a 30.0% membership interest, and KG Mining held a 70.0% membership interest, in the Peak Gold JV.

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

Property Summary

The following table outlines the land ownership of the three legal entities that own mineral rights in Alaska: the Company's 30% ownership of the Peak Gold JV (through CORE Alaska, LLC, the Company's wholly-owned subsidiary); AGT; and Contango Minerals; each as of June 30, 2022:

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
Manh Choh - North Manh Choh Deposits
Tetln
Mentasta Lake
Northway Junction
Slana
N
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

Exploration Overview

To date, our exploration activity has been concentrated on the Peak Gold JV Property, with such activity undertaken by the Peak Gold JV.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits (the “Manh Choh Project”) on the Peak Gold JV Property, and then process ore at the existing Fort Knox milling complex located approximately 400 km away, as further described below.

The Peak Gold JV spent approximately $15.8 million on the 2021 drilling program and completed approximately 33,000 ft. of drilling on the Manh Choh Project in 2021.  The majority of the drilling was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of 2021.  On December 17, 2021, the Peak Gold JV initially approved a budget of $47.9 million for its 2022 program.  At a meeting of the Management Committee of Peak Gold JV held on February 14, 2022, Kinross presented updated information that resulted in a decrease in its 2022 spending program to approximately $26 million.  However, on August 4, 2022 the Management Committee voted to increase the 2022 budget to $39.6 million, of which our total share is $11.9 million.  The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  The Peak Gold JV released a feasibility study in July 2022.  Also, in July 2022, Kinross announced that the Kinross Board made a decision to proceed with development of the project.

Based on Kinross’ updated resource model, the Company would have an initial reserve of approximately 300,000 ounces gold at 7.88g/t, and over half a million ounces of silver grading 13.6g/t, net its 30% ownership of the Peak Gold JV.  According to information released by Kinross, aggregate capital expenditures for the Peak Gold JV to execute the development plan will be approximately $182 million, including $30 million for the purchase the highway ore transport fleet, resulting in approximately $54.5 million in capital contributions attributable to the Company's 30% interest.  Average All-in Sustaining Costs (AISC) are estimated by Kinross at $900 per Au eq. oz. (which includes the Fort Knox Toll processing costs), which would result in a margin of over an $800 per ounce at today’s approximate $1700 gold price.  Kinross disclosed that the Manh Choh operations are expected to produce on average 225,000 ounces of gold per year, which would approximately 67,500 ounces net to the Company on an annual basis.  The early works program has begun at the project, with camp refurbishments, earthworks and road construction now underway. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. Permitting activities are advancing, with major permits submitted in December 2021 and regulatory reviews well underway. Kinross believes that production is expected to commence at Manh Choh in the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years.

From inception to June 30, 2022, the Peak Gold JV has incurred $70.6 million in exploration program expenditures. As of June 30, 2022, the Company has contributed approximately $18.0 million in cash to the Peak Gold JV. After the consummation of the Kinross Transactions, the Company holds a 30.0% membership interest in the Peak Gold JV, with Kinross, holding the other 70.0%. Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. In connection with the Manh Choh Project, Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then transport the ore to the Kinross-owned Fort Knox operation located 250 highway miles (400 km) from the Peak Gold JV Property where the ore will be processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV Property.  However, the Peak Gold JV has not yet established known mineral reserves on the Peak Gold JV Property, and the proposed program remains exploratory in nature.

The exploration effort on the Tetlin Lease for the Manh Choh Project has resulted in identifying two prospective mineral deposits (Main and North Manh Choh) and several other gold and copper prospects following drilling programs starting in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Hona and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014 or 2020. None of the exploration targets are known to host quantifiable commercial mineral reserves and none are near or adjacent to other known significant gold or copper deposits. There has been no recorded past placer or lode mining on Peak Gold JV Property, and the Company and the Peak Gold JV are the only entities known to have conducted drilling operations on the Peak Gold JV Property.

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

From a regional perspective, the Peak Gold JV Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Peak Gold JV Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Peak Gold JV Property was unknown in Interior Alaska. Diamond drilling results which began in 2011 have revealed the presence of a distinctive suite of elements and minerals at the Main Manh Choh, North Manh Choh and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. “Skarn” is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Manh Choh and North Manh Choh Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Exploration Activity and Targets

Chief Danny Prospect Area. The Chief Danny Prospect Area currently is the most advanced exploration target on the Peak Gold JV Property and is comprised of several distinct mineralized areas: the Main Manh Choh Zone, Discovery Zone, West Peak Zone, North Manh Choh Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Manh Choh, Discovery, West Peak, and North Manh Choh) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Manh Choh, North Manh Choh, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through June 30, 2022, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

Year	Program	Core Samples	Rock Samples	Soil Samples	Pan Con Samples	Stream Silt Samples	Core (feet)	IP/Geophysics (kilometers)	Trenching (feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	33,010	—	—
2022	Chief Danny	—	223	518	—	607	—	—	—
	Total	50,674	3,417	7,729	1,318	2,108	331,926	7,586	2,330

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

The image below shows the approximate location of in-fill, geotechnical, hydrological and metallurgical drill holes during the $18 million 2021 Peak Gold, LLC program.  The objective of the program is to advance the feasibility study and permitting for the Main and North Manh Choh deposits.

2022 Drilling Program.  The 2022 drilling program is expected to include 8,500ft of drilling, a stream sediment reconnaissance program, and gravity geophysics survey. The Reconnaissance program began on June 16, 2022.  To-date, 1,348 samples have been collected (607 stream sediment samples, 518 soils samples, and 223 rock samples).  All analytical results are pending at this time.  Drilling is planned to begin in mid-September with pre-construction starting during August.

2021 Drilling Program.  Through December 31, 2021, the Peak Gold JV had spent approximately $15.8 million on drilling, environmental and permitting work, engineering studies, community relations, and other related work.  The Peak Gold JV’s 2021 drilling program began in late February 2021.   In  2021, the Peak Gold JV also completed the geotechnical drilling that it began in the last quarter of 2020.  The geotechnical information collected will be incorporated into the overall pit design and mine plan.  During 2021, the Peak Gold JV also completed 33,010 core ft. of in-fill drilling, condemnation drilling, exploration, and drilling of a monitoring well.

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

Community Affairs

In April 2015, the Peak Gold JV entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one-year period, which was extended for two additional two-year periods under the same terms. Under the extended Support Agreement, the Peak Gold JV provided payments to the Tetlin Village four times during the year for an aggregate amount of $110,000 through January 1, 2017, and an additional $100,000 each year through January 1, 2020. The Support Agreement has been extended for two additional one-year periods under the same terms. Under the most recent extension, dated January 1, 2022, the Peak Gold JV will provide payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 per year through January 1, 2024. The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Peak Gold JV supports the Tetlin Village in maintenance of the village access road, which is used by the Peak Gold JV in furtherance of the Manh Choh Project.

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

The mines located in the Lucky Shot Property have historically produced minerals prior to their shut down in 1942 due to the World War II effort, after which little happened on the property until the 1980s when Enserch Exploration conducted an exploration program which included soil sampling, drilling, and underground exploration. The property was subsequently explored by several other entities before the Company acquired the property in 2021.

A qualified person (as defined by the SEC Mining Modernization Rules) has not done sufficient work to classify any historical estimates for the Lucky Shot Property in connection with past mineralization operations as a current estimate of mineral resources, mineral reserves or exploration results.

The Company’s Exploration Plan

The Company has established access to the underground workings of the Lucky Shot tunnel in order to drill what it believes to be the down-dip extension of the Lucky Shot and Coleman mines.  The Company has now refurbished and extended the Enserch tunnel to a total of 2405 feet. The Company has completed four holes that have each intersected what it believes to be the Lucky Shot vein, subject to pending assays. This will allow placement of two exploration drifts east and west of the Enserch tunnel parallel to, and in the footwall of the believed Luck Shot vein from which drill stations will be completed to allow detailed drilling of the area. The Company plans to then embark on a three-phase exploration plan. Phase 1 is expected to include 600 meters (~2,000’) of new 3mx4m (10’x12’) drift parallel to the believed vein. This will allow the Company to establish underground drill stations which can be used to conduct a detailed fan drilling program infilling mineralized area. This is the area that was identified by prior by previous operators. The Company estimates that 3,000 meters (~10,000’) of diamond drilling will be necessary to define resources that could meet standards for disclosure.

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

Exploration activities on the Eagle/Hona prospect are still in the early stages, and follow up field exploration on the project began in July 2021.  The Company carried out a detailed reconnaissance of the northern and eastern portions of the claim block that had not previously been detailed-sampled. Due to the steep topography, a helicopter was used to execute the program safely. The Company collected 2084 surface rock chip samples (including 97 trench samples) and 62 pan concentrate samples. Follow up geologic mapping and sampling is planned for the summer of 2023.

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

Shamrock Prospect

In early 2021, The Company staked the Shamrock prospect in the Richardson Mining District located in central Alaska right along the Alaska Highway corridor approximately 70 miles from Fairbanks, Alaska. The property includes a total of 361 Alaska state mining claims covering approximately 52,700 acres and gives the Company a dominant land position in the Richardson district (see the map below). The property has excellent infrastructure being right along the Alaska Highway and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property. In addition, a high-voltage power line traverses along the southern property boundary. This electrical grid provides power to the Pogo gold mine operated by Northern Star Resources Limited which produced approximately 175,000 ounces of gold in 2020 and is located approximately 50 miles to the northeast of the Shamrock property. During the 2021 field season, field crews collected 835 soil samples using a power auger and 75 surface rock chip samples. Follow up trenching and detailed geologic mapping is planned for the summer of 2023.

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

The Shamrock prospect was previously owned by Coeur Mining, who inherited the property as a result of acquiring Northern Empire Resource, which also owned the Sterling Gold Project located in Nevada. The Richardson property (as it was referred to by Coeur Mining) was non-core, and the claims were dropped in 2020. Based on historic activity, there are a number of well-defined soil anomalies with limited drilling that remain under-explored.

The map below shows the location of the Shamrock Prospect:

N
True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
CONTANGO ORE
GOLD SILVER COPPER
Delta Junction
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles
Tok
Manh Choh

Willow Prospect

The Willow claims staked in the third fiscal quarter of 2021 cover approximately 8,000 acres of mineral rights on State of Alaska land located immediately north and east of the Lucky Shot Property owned by the Company’s wholly owned subsidiary, AGT.  The Willow claims cover a number of historically active mines in the Willow Mining District that were all mandated to shut down as a result of the War Act in 1942. Very little exploration work has occurred since that time. The Company plans to conduct geologic mapping, geochemical sampling and geophysical surveys to identify potential exploration drill targets to find additional gold resources. Given the Willow claims’ location adjacent to the Lucky Shot Property, the Company treats these claims as an addition to, and expansion of, the Lucky Shot Property for purposes of its planned exploration activities.

The map below shows the location of the Willow Prospect:

Willow Project
Fern
Gold Top
Independence
Gold Bullion
Lucky Shot
Grubstake Gulch
25 miles to Willow
50 miles to Anchorage
N
Willow Claims
Historic Gold Mine
0
6
kilometers

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

The State Permits were issued to the Company and assigned to the Peak Gold JV to cover its access road, drill pad and core drilling impacts. The Company does not anticipate that the Peak Gold JV will require additional permits from the State of Alaska for the remainder of the 2022 calendar year. Reclamation of surface disturbance, if any, associated with our exploration activities is conducted concurrently where required.

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

The Company began collecting baseline environmental data on the Manh Choh Project in 2012, and the Peak Gold JV has continued this process. The Peak Gold JV has not developed a comprehensive environmental permitting strategy as the Manh Choh Project remains in an exploration stage. If and when its exploration work is significantly advanced that additional baseline environmental studies and prefeasibility studies are desirable, the Peak Gold JV will be required to expend considerable funds and resources for an environmental assessment and related studies to advance any mining project, including the Manh Choh Project.

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

Lucky Shot Property

Hard Rock Exploration Permits and Temporary Water Use Permits covering planned activities on the Lucky Shot Property were issued by the Alaska Department of Natural Resources to the Company and consist of the following multi-year permits (the “State Permits”):

1.

Alaska Hard Rock Exploration and Reclamation Permit #3003 covering exploration drilling activities on the Lucky Shot Property. This permit is effective through December 31, 2026. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

2.	Alaska Temporary Water Use Permit F2021-118. The permit expires December 31, 2026. These water use authorizations are specific to Alaska Hard Rock Exploration permit #3003.

3.	Driveway Permit #27495 issued by the State of Alaska Department of Transportation and Public Facilities.

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

The Federal Mine Safety and Health Act of 1977 and regulations promulgated thereunder, and the State of Alaska Department of Labor and Workforce Development, impose a variety of health and safety standards on numerous aspects of employee working conditions related to mineral extraction and processing operations, including the training of personnel, operating procedures and operating equipment. In addition, the Company and the Peak Gold JV may be subject to additional state and local mining standards. The Company believes that it and the Peak Gold JV currently are in compliance with applicable mining standards; however, the Company cannot predict whether changes in standards or the interpretation or enforcement thereof will have a material adverse effect on the Company’s or the Peak Gold JV’s business, financial condition or otherwise impose restrictions on its ability to conduct mining operations.

A typical time frame for baseline environmental studies and permitting for a gold mine in Alaska may take more than a decade. There are numerous state and federal permits and authorizations required from many different state and federal agencies. Federal legislation and regulations adopted and administered by the EPA and other governmental or tribal authorities, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, legislation such as the CWA, Safe Drinking Water Act, CAA, National Environmental Policy Act, Migratory Bird Treaty Act, Endangered Species Act, RCRA and CERCLA and various laws and regulations administered by the State of Alaska including the Alaska Department of Fish and Game, the Alaska Department of Environmental Conservation, Alaska Department of Transportation and Public Facilities and the Alaska Department of Natural Resources, have a direct bearing on exploration and mining operations conducted in Alaska. The scope, breadth and complexity of these regulations make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. The Alaska Department of Natural Resources coordinates the permitting of mining operations in the State of Alaska, has developed a process to integrate federal, state and local government requirements to obtain mine permits, and also provides an opportunity for public comment. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the NYSE American under the symbol “CTGO”. The NYSE American quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of June 30, 2022, there were 6,769,923 shares of Common Stock outstanding held by approximately 60 registered shareholders.

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

The following table sets forth information about the Company’s equity compensation plans at June 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(b))
Equity compensation plans approved by security holders	100,000	$14.50	100,427
Equity compensation plans not approved by security holders	—	—	—

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

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares vested in January 2022.  As of June 30, 2022, 165,834 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of restricted Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of June 30, 2022 all 10,000 shares remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2023 and January 2024.    As of June 30, 2022, all 113,500 shares of such restricted stock granted remained unvested.

In January 2022, Mr. Van Nieuwenhuyse received 15,000 restricted shares of Common Stock, which will vest on January 15, 2023.  On February 2, 2022 the Company also granted to four employees a total of 12,000 shares of restricted stock.  These restricted shares will vest between January 2023 and January 2025.

   As of June 30, 2022, the total compensation cost related to unvested restricted stock awards not yet recognized was $3,120,996. The remaining costs will be recognized over the remaining vesting period of the awards.

On September 23, 2020, the Company completed the issuance and sale of an aggregate of 247,172 shares of the Company’s common stock, par value $0.01 per share, in a private placement (the “2020 Private Placement”) to certain purchasers who are accredited investors. The shares of the common stock were sold at a price of $13.25 per share, resulting in gross proceeds to the Company of approximately $3.3 million and net proceeds to the Company of approximately $3.2 million. The Company will use the net proceeds from the 2020 Private Placement for working capital purposes and for funding future obligations to the Peak Gold JV. Petrie Partners Securities, LLC (“Petrie”) acted as the sole placement agent in connection with the 2020 Private Placement and received a placement agent fee equal to 3.25% of the gross proceeds raised from the subscribers whom they solicited, or a total of approximately $0.05 million in placement agent fees. Petrie has provided to the Company in the past and may provide from time to time in the future certain securities offering, financial advisory, investment banking and other services for which it has received and may continue to receive customary fees and commissions. The shares sold in the 2020 Private Placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction, which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Company’s President and Chief Executive Officer, Rick Van Nieuwenhuyse, purchased 75,472 of shares of common stock in the 2020 Private Placement, for total consideration of $1.0 million, on the same terms and conditions as all other Purchasers.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2020 Private Placement.

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

On January 1, 2022, our non-executive directors realized a vesting of 160,000 restricted shares of Common Stock, which resulted in federal and state income tax obligations.  Consistent with the Company’s treatment of employees who experience similar tax obligations in connection with their vesting of restricted shares, the Company purchased a total of 60,100 shares of Common Stock from the non-executive directors on January 5, 2022, at a price of $25.60 per share (the applicable closing price per share of Common Stock for vesting on January 1, 2022), resulting in aggregate payments of $1.5 million that will be used by the non-executive directors to pay their tax obligations on the vested shares.  Also during January 2022, employees realized a vesting of 68,833 restricted shares of Common Stock, which resulted in federal and state income tax obligations for the employees.  Based on the election made by each applicable employee, the Company withheld a total of 27,805 shares of Common Stock from the vesting to cover $0.7 million in employee federal and state tax obligations.

On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. ("QRC"). The debenture was purchased at par. The Company will use the proceeds from the sale of the debenture to fund commitments to the Peak Gold JV, the exploration and development at its Lucky Shot properties, and for general corporate purposes.

The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock issued at the market price at the time of payment based on a 20-day volumetric weighted average price ("VWAP"). The debenture is unsecured, with a maturity of four years after issuance. The holder may convert the debenture into Common Stock at any time at a conversion price of $30.50 per share (equivalent to 655,738 shares), subject to adjustment. The Company may redeem the debenture after the third anniversary of issuance at 105% of par, provided that the market price (based on a 20-day VWAP) of our Common Stock is at least 130% of the conversion price. The Company may also redeem the debenture, and the holder will have rights to put the debenture to the Company, upon a change of control of the Company, with the redemption or put price being 130% of par for the first three years following issuance and 115% of par thereafter and accrued interest at the time of redemption or put being paid in the same form as other interest payments.  Upon the completion of a secured financing the holder has the right to require the Company to redeem the debenture.  Additionally, upon announcement of a change of control, the Company has the right to require the holder to convert some or the whole principal amount of the debenture into shares at the conversion price, subject to certain conditions.

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

(1) The Company granted 100,000 stock options to its President and CEO, upon hire, during the third quarter of fiscal year 2020.  None of these options have been exercised as of June 30, 2022.

(2) If at any time there occurs a change of control, as defined in the Amended Equity Plan, any options that are unvested at that time will immediately vest.

There were no stock option exercises during the fiscal years ended June 30, 2022 or June 30, 2021.

Item 6.     SELECTED FINANCIAL DATA

Not applicable.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

The Company was formed on September 1, 2010 as a Delaware corporation. The Company engages in exploration for gold, silver, and copper ores in Alaska. The Company’s largest asset is a 30.0% membership interest in Peak Gold, LLC, which leases approximately 675,000 acres from the Tetlin Tribal Council and owns approximately 13,000 State of Alaska mining claims for exploration and development through its wholly-owned subsidiary, CORE Alaska, LLC. The Company’s wholly-owned subsidiary, Contango Minerals Alaska, LLC, owns 100% interest in the mineral rights to approximately 200,000 acres of State of Alaska mining claims located north and northwest of the Manh Choh Project.  As of June 30, 2022 the Company had approximately $23.1 million in cash and is actively working to acquire additional properties in Alaska for exploration.  The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration.

Neither the Company nor the Peak Gold JV has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration and working capital requirements. In the future, the Company and the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Company does not expect the Peak Gold JV to generate revenue from mineral sales in the foreseeable future. If the Company’s properties or the Manh Choh Project fails to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $621,298 for the year ended June 30, 2022, compared to $210,080 for the year ended June 30, 2021. Claim rental expense increased due to the Company owning a larger number of claims as of June 2022 compared to June 2021.  The Company staked the Shamrock and Willow claims during 2021.  The Lucky Shot state claims were acquired as a part of the acquisition of AGT in August 2021.

Exploration Expense.  Exploration expense for the year ended June 30, 2022 was $8,517,938 compared to $89,817 for the year ended June 30, 2021.  Current year exploration expense relates to spending on our 100% owned state claims on the Eagle/Hona and Shamrock Property, as well as exploration activity on our Lucky Shot Property.  Exploration related work began on the Eagle/Hona and Shamrock prospects in July 2021.  The Lucky Shot Property was acquired in August 2021.  There was no exploration program during the year ended June 30, 2021.

General and Administrative Expense. General and administrative expense for the fiscal year ended June 30, 2022 and 2021 were $10,336,378 and $10,362,281, respectively. The Company’s general and administrative expense primarily relates to legal fees, payroll and benefit related fees, and stock-based compensation expense. The current year decrease is due to higher legal fees during the year ended June 30, 2021 associated with the Kinross Transaction, and capital raising activities, offset by increased salaries, wages, and other general administrative costs associated with the Lucky Shot Acquisition in  August 2021.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the fiscal year ended June 30, 2022 and 2021 was $3,706,000 and $3,861,252, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $3,706,000 in the Peak Gold JV during the year ended June 30, 2022, and $3,861,252 during the year ended June 30, 2021.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to June 30, 2022 are $22.6 million.

Gain on Sale of a Portion of the Investment in the Peak Gold JV.  The Company recorded the $32,400,000 cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39,692,857 during the year ended June 30, 2021.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company's 30.0% ownership in the Peak Gold JV, post the 30.0% membership interest transferred to KG Mining.  As of the date of the CORE Transaction, the Company's investment in the Peak Gold JV had a zero balance, therefore the $39,692,857 gain approximates the full fair value of the CORE JV Interest surrendered in the CORE Transactions.

Interest Expense.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC.  The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock (See Note 16 to our Consolidated Financial Statements). The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 9 to our Consolidated Financial Statements).  Interest expense for the year ended June 30, 2022 of $330,047 includes the accrued interest related to the convertible debenture and the interest paid on the Promissory Note.  The Company incurred  zero interest expense during the year ended June 30, 2021.  The Promissory Note was paid in full with cash on February 25, 2022.

Income Tax Benefit/(Expense).   The Company recognized an income tax benefit of $119,731 for the year ended June 30, 2022, compared to $1,301,874 income tax expense for the year ended June 30, 2021.  The Company had book and taxable income for the year ended June 30, 2021, as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions in the first quarter of fiscal year 2021.   All subsequent quarters of fiscal year 2021 and 2022 had a net loss.

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

As of June 30, 2022, the Company had approximately $23.3 million of cash.  On August 4, 2022 the Management Committee voted to increase the 2022 budget to $39.6 million, of which our total share is $11.9 million.  To date, the Company has funded $1.5 million of its share of the 2022 budget.  The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  The Company has not formally approved a budget for exploration activities on its 100% owned state of Alaska mining claims or its Lucky Shot Property. On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. (“QRC”). The debenture was purchased at par.  Due to cash received from the unsecured debenture, the cash received in the Kinross Transaction and the private placements completed in September 2020 and June 2021, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties (including the $10.0 million capital commitment for expenditures on the Lucky Shot Property over the 36-month period following August 2021),  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months.

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

KG Mining became the Manager of the Peak Gold JV in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Peak Gold JV may be limited. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Company currently does not have any recurring source of revenue. The Peak Gold JV currently does not  have any recurring source of revenue, and its only source of cash inflows are contributions received from KG Mining and the Company.  As a result, the Company’s ability to contribute funds to the Peak Gold JV and retain its membership interest will depend on its ability to raise capital. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Manh Choh Project, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

The Tetlin Lease had an initial ten year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, or so long as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease. The Peak Gold JV was required to spend $350,000 per year until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Peak Gold JV will pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0% should the Peak Gold JV deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. The Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000.  The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 30, 2020.  In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.

On January 8, 2015, the Company assigned the Tetlin Lease to the Peak Gold JV in connection with the formation of the Peak Gold JV.

Until such time as production royalties begin, the Peak Gold JV will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Peak Gold JV will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, and a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.  The Company will pay Royal Gold an overriding royalty of 3.0% on certain State of Alaska mining claims should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons. The Company pays claim rentals on State of Alaska mining claims which vary based on the ages of the claims. For the 2021–2022 assessment year, claims rentals totaled $478,650 (assessment years run from August 31st - September 1st of the following year). Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

The Company received $32.4 million in cash consideration in conjunction with the Kinross Transactions.  Of the $32.4 million, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Peak Gold JV.  Pursuant to Article IV of the A&R JV LLCA, if the Peak Gold JV is dissolved, or the Company’s membership interest in the Peak Gold JV falls below 5% prior to when the prepaid royalty is paid out, the $1.2 million (less any portion already paid out) is refundable to KG Mining.

In connection with the Lucky Shot Acquisition, in addition to the cash at closing and the Promissory Note, the Company is obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on June 30, 2022 held a 30.0% ownership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV and manages, directs, and controls operations of the Peak Gold JV. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of June 30, 2022 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

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

Convertible Debenture.  The Company accounts for its convertible debenture in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"), which requires the liability and equity components of convertible debt to be separately accournted for in a manner that reflects the issuer's nonconvertible debt borrowing rate.  Debt discount created by the bifurcation of embedded features in the convertible debenture are reflected as a reduction to the related debt liability.  The discount is amortized to interest expense over the term of the debt using the effective-interest method.

Derivative Asset for Embedded Conversion Features.  The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are evaluated and accounted for separately. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as either an asset or a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The fair value of the embedded conversion features are estimated using several probability weighted binomial lattice models. The Company estimated the fair value of the convertible notes conversion feature at the time of issuance and subsequent remeasurement dates, utilizing the with-and without method, where the value of the derivative feature is the difference in values between a note simulated with the embedded conversion feature and the value of the same note simulated without the embedded conversion feature. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

Recently Issued Accounting Pronouncements. See “Part II. Item 8. “Financial Statements and Supplementary Data - Note 4 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages 42 through 63 of this Form 10-K.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of June 30, 2022, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control procedures from time to time in the future.

This Annual Report on Form 10-K does not include an attestation report from Moss Adams LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Moss Adams, LLP, pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2022.

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

The consolidated financial statements of the Company are set forth in pages 42 to 63 of this Form 10-K. The financial statements of the Peak Gold JV, Peak Gold, LLC, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

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

4.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.4	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.5	Rights Agreement, dated September 23, 2020 between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).
4.6	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A.as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2021.
4.7	Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the several purchasers named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017).
4.8	Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the investors named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).
4.9	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).
4.10	Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).
4.11	Form of Convertible Debenture (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).
4.12	Description of Securities.*
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

10.8	Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration effective October 1, 2016 (Filed as Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016).
10.9	Amended and Restated Management Services Agreement by and between Contango ORE, Inc. and Juneau Exploration L.P., dated November 20, 2019 (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2019).
10.10	Second Amended and Restated Management Services Agreement, dated as of December 11, 2020, between Contango ORE, Inc. and Juneau Exploration, L.P. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).
10.11	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).
10.12	First Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.† Filed as Exhibit 10.1 to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2019).
10.13	Peak Gold, LLC Limited Liability Company Agreement, dated as of January 8, 2015, between CORE Alaska, LLC and RG Alaska, LLC (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2015).
10.14	Amended and Restated Limited Liability Company Agreement of Peak Gold, LLC, dated as of October 1, 2020, by and between CORE Alaska, LLC and Skip Sub, Inc. (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2020).
10.15	Amendment No. 1 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of November 10, 2017 between CORE Alaska, LLC and Royal Alaska, LLC (Filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2017, as filed with the Securities and Exchange Commission on November 30, 2018).
10.16	Amendment No. 2 to the Peak Gold, LLC Limited Liability Company Agreement, dated as of January 18, 2019 between CORE Alaska, LLC and Royal Alaska, LLC (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2019).
10.17	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau † (Filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019).
10.18	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Leah Gaines † (Filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2018, as filed with the Securities and Exchange Commission on February 7, 2019).
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

10.26

Contango ORE, Inc. Short Term Incentive Plan, for the benefit of Rick Van Nieuwenhuyse, dated June 10, 2020. †

(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 22, 2020).

10.27	Membership Interest Purchase and Sale Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).
10.28	Secured Promissory Note dated as of August 24, 2021, by the Company to the order of CRH Funding II Pte. Ltd. (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).
10.29	Pledge Agreement dated as of August 24, 2021, by the Company in favor of CRH Funding II Pte. Ltd. (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).
10.30	Investment Agreement, dated April 9, 2022, by and between the Company and QRC. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).
10.31	Form of Investor Rights Agreement (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).
14.1	Code of Ethics (Filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012).
14.2	Corporate Code of Business Conduct and Ethics of Contango ORE, Inc. (Filed as Exhibit 14.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).
21.1	List of Subsidiaries.*
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of December 31, 2021.*
31.1	Section 302 CEO Certification. *
31.2	Section 302 CFO Certification. *
32.1	Section 906 CEO Certification. *
32.2	Section 906 CFO Certification. *
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

99.9	Schedule of Shamrock Claims.(Filed as Exhibit 99.9 to the Company's annual report on Form 10K for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission on August 31, 2021).
99.10

Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto

(Filed as Exhibit 99.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2014).

99.11	Audited Financial Statements of Peak Gold, LLC as of December 31, 2021.*
101	Interactive Data Files*
104	Cover Page Interactive Data File*

*	Filed herewith
†	Management contract or compensatory plan or agreement

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

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Chief Executive Officer	August 31, 2022
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/LEAH GAINES	Vice President, Chief Financial Officer, Chief Accounting Officer , Treasurer	August 31, 2022
LEAH GAINES	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Chairman and Director	August 31, 2022
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	August 31, 2022
JOSEPH COMPOFELICE

/s/ CURTIS FREEMAN	Director	August 31, 2022
CURTIS FREEMAN

/s/ RICHARD SHORTZ	Director	August 31, 2022
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Significant Acquisition

As described in Note 9, on August 24, 2021, the Company completed the purchase of all outstanding membership interests (the “Interests”) of Alaska Gold Torrent, LLC (“AGT”) from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”). The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price includes an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash, a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH, with a maturity date of February 28, 2022 and additional contingent consideration of up to $18.75 million payable in a combination of cash and stock, if certain thresholds are achieved. In connection with this transaction, the Company concluded that the acquired set of assets did not meet the definition of a business under ASC 805, Business Combinations.  Accordingly, the Company accounted for the purchase as an asset acquisition rather than a business combination. Further, as noted above, the Company may be required to make additional payments in cash and stock, if certain thresholds are met. The determination of the proper accounting treatment of the contingent consideration by management required judgment and the valuation is based, in part, on unobservable inputs that are sensitive to changes in the probability of achieving the thresholds.

We identified the accounting for the AGT Acquisition as a critical audit matter due to the complexity involved and the management judgment necessary to determine whether the acquisition represents a business combination or an asset acquisition, including whether the Company acquired the necessary inputs and processes to meet the definition of a business combination, the valuation of the assets acquired and liabilities assumed, and determining the proper accounting treatment for the contingent consideration. This in turn required a high degree of auditor judgment and an increased extent of effort, including the need to involve internal specialists having expertise in business combination accounting and valuation specialists when performing audit procedures to evaluate the reasonableness of management’s judgements and conclusions.

The primary procedures we performed to address this critical audit matter included:

●

With the assistance of professionals with specialized skill and knowledge in business combination accounting, assessing the significant terms and provisions of the AGT Acquisition agreement to evaluate the appropriate accounting treatment for the acquisition and evaluating management’s conclusions regarding the accounting treatment that the acquisition represented an asset acquisition.

●

With the assistance of professionals with specialized skill and knowledge in business combination accounting, evaluating the appropriate accounting treatment for the contingent consideration and evaluating management’s conclusions regarding the accounting treatment of the contingent consideration.

●

Testing the appropriateness of the methodology and assumptions used in the calculation of the fair value of the assets acquired and liabilities assumed and contingent consideration. This included using our internal valuation specialist to evaluate the reasonableness of the fair value calculated by management as well as evaluating certain key inputs, data and assumptions used in the calculation.

●

Recalculating the allocation of the total consideration transferred to the assets acquired on a relative fair value basis, including assessing the completeness and accuracy of the data used in the calculation.

●	Evaluating the completeness and accuracy of the presentation and disclosure of the AGT Acquisition.

Convertible Debt

As described in Note 16, on April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock issued at the market price at the time of payment based on a 20-day volumetric weighted average price. The debenture is unsecured, with a maturity of four years after issuance. The debenture contains certain redemption and conversion features that require the Company to assess if such features are embedded derivatives that require bifurcation from the debenture and receive separate accounting treatment.  The Company determined that certain of the embedded features do require bifurcation from the debenture, and therefore should be accounted for separately. In reaching this conclusion, management was required to apply significant judgement in evaluating the terms of each of the redemption and conversion features to determine whether bifurcation is required.

We identified management’s determination of the accounting treatment for the convertible debenture as a critical audit matter. Auditing the Company’s accounting of this transaction was complex due to the significant amount of analysis required by management in assessing the embedded conversion and redemption features of the debt instrument. This in turn required a high degree of auditor judgment and an increased effort when performing audit procedures to evaluate the reasonableness of management’s accounting conclusions, including the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●

With the assistance of professionals with specialized skill and knowledge, assessing the significant terms and provisions of the debt agreement to evaluate for the appropriate accounting treatment and evaluating management’s conclusions of the appropriate accounting treatment.

●	Confirming the balance and significant terms of the debt with the debt holder.

●	Vouching the receipt of the debt proceeds to the bank statement and recalculating the amortization schedule.

/s/ Moss Adams LLP

Houston, Texas

August 31, 2022

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$23,095,101	$35,220,588
Restricted cash	231,000	—
Prepaid expenses and other	453,353	515,635
Income tax receivable	—	198,126
Total current assets	23,779,454	35,934,349

LONG-TERM ASSETS:
Investment in Peak Gold, LLC (NOTE 11)	—	—
Property & equipment, net	13,514,531	36,531
Total long-term assets	13,514,531	36,531

TOTAL ASSETS	$37,293,985	$35,970,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$633,856	$26,268
Accrued liabilities	870,981	195,837
Total current liabilities	1,504,837	222,105

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	228,082	—
Contingent consideration liability	1,847,063	—
Debt, net	19,239,960	—
Total non-current liabilities	22,515,105	1,200,000

TOTAL LIABILITIES	24,019,942	1,422,105

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,860,420 shares issued and 6,769,923 shares outstanding as of June 30, 2022; 6,675,746 shares issued and outstanding at June 30, 2021	68,604	66,757
Additional paid-in capital	74,057,859	69,509,606
Treasury stock at cost (90,497 at June 30, 2022; and 0 shares at June 30, 2021)	(2,318,182)	—
Accumulated deficit	(58,534,238)	(35,027,588)
SHAREHOLDERS’ EQUITY	13,274,043	34,548,775
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,293,985	$35,970,880

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2022	2021
EXPENSES:
Claim rental expense	$(621,298)	$(210,080)
Exploration expense	(8,517,938)	(89,817)
Depreciation expense	(55,740)	—
Accretion expense	(9,156)	—
Impairment from casualty loss, net of recovery	(92,777)	—
General and administrative expense	(10,336,378)	(10,362,281)
Total expenses	(19,633,287)	(10,662,178)

OTHER INCOME/(EXPENSE):
Interest income	1,503	1,570
Interest expense	(330,047)	—
Loss from equity investment in Peak Gold, LLC (NOTE 11)	(3,706,000)	(3,861,252)
Other income	41,450	—
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	39,692,857
Total other income/(expense)	(3,993,094)	35,833,175

INCOME/(LOSS) BEFORE INCOME TAXES	(23,626,381)	25,170,997
Income tax (expense)/benefit	119,731	(1,301,874)
NET INCOME/(LOSS)	$(23,506,650)	$23,869,123
NET INCOME/(LOSS) PER SHARE
Basic	$(3.49)	$3.82
Diluted	$(3.49)	$3.82

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,734,444	6,250,894
Diluted	6,734,444	6,253,661

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(23,506,650)	$23,869,123
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	3,993,660	3,892,883
Depreciation expense	55,740	—
Accretion expense	9,156	—
Impairment expense	115,025	—
Amortization of debt discount and issuance costs	34,675	—
Loss from equity investment in Peak Gold, LLC	3,706,000	3,861,252
Gain on sale of a portion of the equity investment in Peak Gold, LLC	—	(39,692,857)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other	176,914	(443,391)
Increase/(decrease) in accounts payable and other accrued liabilities	1,271,899	(867,290)
Decrease/(increase) in income tax receivable	198,126	(198,126)
Increase in advance royalty reimbursement	—	1,200,000
Net cash used in operating activities	(13,945,455)	(8,378,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(3,706,000)	(3,861,252)
Acquisition of property& equipment	(43,989)	(36,531)
Cash paid for the acquisition of Alaska Gold Torrent, LLC, net of cash received	(11,642,586)	—
Cash proceeds from the sale of a portion of the equity investment in Peak Gold, LLC	—	31,250,000
Net cash provided/(used) by investing activities	(15,392,575)	27,352,217

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(779,622)	(876,551)
Cash paid for shares purchased from directors for estimated tax obligations associated with stock vesting	(1,538,560)	—
Cash proceeds from debt	19,969,967	—
Debt issuance costs	(164,682)
Cash proceeds from capital raises, net	(43,560)	14,111,410
Net cash provided in financing activities	17,443,543	13,234,859

NET INCREASE/(DECREASE) IN CASH	(11,894,487)	32,208,670
CASH, BEGINNING OF PERIOD	35,220,588	3,011,918
CASH AND RESTRICTED CASH, END OF PERIOD	$23,326,101	$35,220,588

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$218,546	$1,500,000
Non-cash investing and financing activities:
Shares received from partial sale of the investment in Peak Gold, LLC and retired	$—	$8,442,857
Asset retirement obligations	218,927	—
Contingent liability for acquisition of Alaska Gold Torrent, LLC	1,847,063	—
Establishment fee for convertible debt paid with stock issuance	600,000	—
Total non-cash investing and financing activities:	$2,665,990	$8,442,857

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at June 30, 2020	6,590,113	$65,901	$61,302,249	$(476,672)	$(58,896,711)	$1,994,767
Stock-based compensation	—	—	3,892,883	—	—	3,892,883
Restricted shares activity	205,833	2,058	(2,058)	—	—	—
Issuance of common stock	689,544	6,895	12,914,886	1,353,223	—	14,275,004
Cost of common stock issuance	—	—	(163,594)	—	—	(163,594)
Shares received from partial sale of the investment in Peak Gold, LLC and retired	(809,744)	(8,097)	(8,434,760)	—	—	(8,442,857)
Treasury shares withheld for employee taxes	—	—	—	(876,551)	—	(876,551)
Net income	—	—	—	—	23,869,123	23,869,123
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	3,993,660	—	—	3,993,660
Restricted shares activity	160,500	1,605	(1,605)	—	—	—
Issuance of common stock	24,174	242	599,758	—	—	600,000
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Treasury shares withheld for employee taxes	—	—	—	(779,622)	—	(779,622)
Treasury shares purchased from directors	—	—	—	(1,538,560)	—	(1,538,560)
Net loss	—	—	—	—	(23,506,650)	(23,506,650)
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold ore and associated minerals in Alaska.  The Company conducts its operations through three primary means:

●

a 30.0% membership interest in Peak Gold, LLC (the “Peak Gold JV”), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV's plan to mine ore from the Main and North Manh Choh deposits within the Peak Gold JV Property (the “Manh Choh Project”);

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., which includes three former producing gold mines located on patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 9 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of property in the Richardson district of Alaska staked by the Company in the first quarter of 2021 (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Shamrock Property, the Eagle/Hona Property and the Triple Z Property, collectively the “Minerals Property”),

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to the Consolidated Financial Statements as the “Contango Properties”.

The Company is in an exploration stage. The Company’s fiscal year end is  June 30.

The Company has been involved in the exploration on the Manh Choh Project for twelve years, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to a production decision, as the Fort Knox facilities have existing operations as opposed to developing, permitting and building a new mill and processing facilities.  ThePeak Gold JV will be charged a toll for using the Fort Knox facilities.  A toll milling agreement is expected to be finalized once a feasibility study has been completed.

The Peak Gold JV spent approximately $15.8 million on its 2021 drilling program and completed approximately 33,000 ft. of drilling on the Manh Choh Project in 2021.  The majority of the activity was directed towards in-fill drilling to support a detailed mine plan and feasibility study with additional drilling to support on-going geotechnical, metallurgical, environmental studies and water quality data collection. In addition, the Peak Gold JV submitted a permitting package to the US Army Corps of Engineers for the Wetlands Dredge and Fill permit, also known as a 404 permit, just prior to the end of 2021.  On  December 17, 2021, the Peak Gold JV initially approved a budget of $47.9 million for its 2022 program.  At a meeting of the Management Committee of Peak Gold JV  (the “Management Committee”) held on  February 14, 2022, Kinross Gold Corporation (“Kinross”), the manager of Peak Gold JV, presented updated information that resulted in a decrease in its 2022 spending program to approximately $26.0 million.  However, on August 4, 2022 the Management Committee voted to increase the 2022 budget to $39.6 million, of which our total share is $11.9 million for the year.  The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  The Peak Gold JV released a feasibility study in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the project.  The early works program has begun at the project, with camp refurbishments, earthworks and road construction now underway.

At the Lucky Shot Property, the Company has engaged Atkinson Construction and Major Drilling as contractors to execute the planned 2022 exploration/development program to advance the Enserch Tunnel to the footwall of the area where it expected to locate the Lucky Shot vein and drift 1500 foot parallel and set up drill stations every 75 feet.  The Company began pilot hole drilling in late June 2022, with a plan to drill approximately 3200 meters (~10,000 feet) from underground into what it believes to be the down-dip projection of the previously identified area where it expected to locate the Lucky Shot vein. The assays from the drilling program are not available yet, however the Company intersected the area in four out of four exploration drill holes from the “West Ballroom” located on the west side of the tunnel.  A fifth hole is planned from the West Ballroom to be followed by five additional pilot holes from the East Ballroom.

On the Shamrock Property, the Company conducted soil and surface rock chip sampling during 2021. Follow up trenching and detailed geologic mapping is planned for the summer of 2023.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow up geologic mapping and sampling is planned for the summer of 2023.

The Company’s 30.0% membership interest in the Peak Gold JV, its ownership of AGT and Contango Minerals, and cash on hand constitute substantially all of the Company’s assets.

Background Information

The Company was formed on  September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration in the State of Alaska for gold ore and associated minerals.

On  January 8, 2015, the Company’s wholly owned subsidiary, CORE Alaska, LLC (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Peak Gold JV. On  September 30, 2020, CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross. The sale is referred to as the “CORE Transactions”.

Concurrently with the CORE Transactions, KG Mining, in a separate transaction, acquired 100% of the equity of Royal Alaska, LLC from Royal Gold, which held Royal Gold’s 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”). After the consummation of the Kinross Transactions, CORE Alaska retained a 30.0% membership interest in the Peak Gold JV. KG Mining now holds a 70.0% membership interest in the Peak Gold JV and Kinross serves as the manager and operator of the Peak Gold JV.

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

3. Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties (including the $10.0 million capital commitment for expenditures on the Lucky Shot Property over the 36-month period following August 2021, of which the Company has funded $8.6 million as of June 30, 2022),  and general and administrative expenses of the Company.  If a large budget is undertaken by the Peak Gold JV, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget and dilute its interest in the Peak Gold JV, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months from the date of this report.

4.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash.  Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of  June 30, 2022, and  June 30, 2021. The Company has $231,000 of restricted cash which is held as collateral for its bank-issued Company credit cards.

Management Estimates. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property and equipment, asset retirement obligations, valuation of contingent consideration, valuation allowances for deferred income tax assets, valuation of derivative instruments and valuation of certain performance-based restricted stock unit awards. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on  June 30, 2022 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of  June 30, 2022 and  June 30, 2021 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Property & Equipment.  Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset.  When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount  may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded an impairment charge of $92,777 during the year ended June 30, 2022.  In mid  February 2022 an avalanche occurred at the Lucky Shot Property.  The avalanche destroyed various vehicles and equipment at the site.  The $92,777 in impairment represents the remaining book value associated with the property that was destroyed, net of insurance recoveries to date, and other necessary write-offs.  There was no impairment charge recorded as of  June 30, 2021.  Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the year ended June 30, 2022.

Fair Value on a Recurring Basis

The Company performs fair value measurements on a recurring basis for the following:

• Derivative Financial Instruments - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company's potential derivative financial instruments include features embedded within its convertible debenture with Queens Road Capital (see Note 16).  These measurements were not material to the Consolidated Financial Statements.

• Contingent Consideration - As discussed in Note 9, The Company will be obligated to pay CRH Funding II PTE. LTD additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  The fair value of this contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds.

Fair Value on a Nonrecurring Basis
          The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including mineral properties, business combinations, and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary.

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

Convertible Debenture.  The Company accounts for its convertible debenture in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"), which requires the liability and equity components of convertible debt to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate.  Debt discount created by the bifurcation of embedded features in the convertible debenture are reflected as a reduction to the related debt liability.  The discount is amortized to interest expense over the term of the debt using the effective-interest method.  The convertible debenture is classified within Level 2 of the fair value hierarchy.

Derivative Asset for Embedded Conversion Features.  The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are evaluated and accounted for separately. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as either an asset or a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The fair value of the embedded conversion features are estimated using several probability weighted binomial lattice models. The Company  estimated the fair value of the convertible notes conversion feature at the time of issuance and subsequent remeasurement dates, utilizing the with-and without method, where the value of the derivative feature is the difference in values between a note simulated with the embedded conversion feature and the value of the same note simulated without the embedded conversion feature. Estimating fair values of embedded conversion features is classifed within Level 3 of the fair value hierarchy, and requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

Asset Retirement Obligations.  Asset retirement obligations (including reclamation and remediation costs) associated with operating and non-operating mine sites are recognized when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation for each project in accordance with ASC guidance for asset retirement obligations.  As of June 30, 2022, the company had asset retirement obligations related to its Lucky Shot project totaling $0.2 million.  This property was acquired in August 2021, therefore there was no asset retirement obligation recorded as of June 30, 2021.  Accretion expense for the years ended June 30, 2022 and 2021 was $9,156 and zero, respectively.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.  ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022.   As mentioned, in the accounting policy above, the Company accounts for its convertible debenture with Queens Road Capital under this standard (See Note 16).

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

5. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $453,353 and $515,635 as of June 30, 2022 and 2021, respectively.  Current year prepaids and other assets primarily relate to prepaid claim rentals and prepaid insurance.  Prepaid expenses during the year ended June 30, 2021 related primarily to prepaid claim rentals, prepaid insurance, and capitalized legal fees.

6. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of common stock is presented in the tables below:

	Fiscal Year Ended
	June 30, 2022	June 30, 2021
Net income/(loss) attributable to common stock	$(23,506,650)	$23,869,123
Weighted average shares for basic EPS	6,734,444	6,250,894
Effect of dilutive securities	—	2,767
Weighted average shares for diluted EPS	6,734,444	6,253,661
Basic EPS	$(3.49)	$3.82
Diluted EPS	$(3.49)	$3.82

There were 100,000 options and no warrants outstanding as of June 30, 2022 and June 30, 2021, respectively.  The 100,000 options were not included in the computation of diluted earnings per share for the fiscal year ended June 30, 2022, due to being anti-dilutive.

7. Shareholders’ Equity

The Company has 45,000,000 shares of Common Stock authorized, and 15,000,000 authorized shares of preferred stock. As of  June 30, 2022, 6,769,923 shares of Common Stock were outstanding, including 316,334 shares of unvested restricted stock, which takes into account the issuance of shares of Common Stock in the 2020 and 2021 Private Placements (both described below) and the redemption of 809,744 shares of Common Stock from KG Mining in the Kinross Transactions.  As of  June 30, 2022, options to purchase 100,000 shares of Common Stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between   August 2022 and  January 2025.

The Company entered into Stock Purchase Agreements dated as of  June 14, and  June 17, 2021 (collectively, the “Purchase Agreements”) for the sale of an aggregate of 523,809 shares of Common Stock at a purchase price of $21.00 per share of Common Stock, in a private placement (the “2021 Private Placement”) to certain accredited investors.   The 2021 Private Placement closed on  June 17 and 18, 2021. The 2021 Private Placement resulted in approximately $11.0 million of gross proceeds and approximately $10.9 million of net proceeds to the Company. The Company used the net proceeds from the 2021 Private Placement to fund its exploration and development program and for general corporate purposes.  Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, purchased 47,619 shares of Common Stock, for a purchase price of approximately $1,000,000, in the 2021 Private Placement pursuant to a Purchase Agreement dated  June 17, 2021, on the same terms and conditions as all other purchasers, except that Mr. Nieuwenhuyse did not receive any registration rights.  The 2021 Private Placement to Mr. Nieuwenhuyse closed on  June 18, 2021.  The Audit Committee of the Company has reviewed and approved all agreements and arrangements relating to Mr. Van Nieuwenhuyse’s participation in the 2021 Private Placement.

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

On  January 1, 2022, our non-executive directors realized a vesting of 160,000 restricted shares of Common Stock, which resulted in federal and state income tax obligations.  Consistent with the Company’s treatment of employees who experience similar tax obligations in connection with their vesting of restricted shares, the Company purchased a total of 60,100 shares of Common Stock from the non-executive directors on  January 5, 2022, at a price of $25.60 per share (the applicable closing price per share of Common Stock for vesting on  January 1, 2022), resulting in aggregate payments of $1.5 million that will be used by the non-executive directors to pay their tax obligations on the vested shares.  Also during  January 2022, employees realized a vesting of 68,833 restricted shares of Common Stock, which resulted in federal and state income tax obligations for the employees.  Based on the election made by each applicable employee, the Company withheld a total of 27,805 shares of Common Stock from the vesting to cover $0.7 million in employee federal and state tax obligations.

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

The Rights Agreement had an initial term of one year, expiring on  September 22, 2021.  On  September 21, 2021, the Board of Directors of the Company approved an amendment to the Rights Agreement, extending the term of the Rights Agreement by an additional year to  September 22, 2022.  On August 31, 2022 the Board of Directors approved an amendment the Rights Agreement, extending the term of the Rights Agreement by an additional year to Septemeber 22, 2023.

8. Sales Transaction with KG Mining

On  September 29, 2020, the Company, CORE Alaska, LLC and KG Mining, entered into the CORE Purchase Agreement pursuant to which CORE Alaska sold a 30.0% membership interest in the Peak Gold JV, to KG Mining. The CORE Transactions closed on  September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of Common Stock. The 809,744 shares of Common Stock were prevously acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of silver royalty payments that the Peak Gold JV  may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Peak Gold JV.

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

The Company recorded the $32.4 million cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company’s 30.0% ownership in the Peak Gold JV, post the 30.0% membership interest transferred to KG Mining.  The Common Stock consideration received in the CORE Transactions is classified within Level 3 of the fair value hierarchy referenced in Note 4 - Summary of Significant Accounting Policies.  As of the date of the CORE Transactions, the Company’s investment in the Peak Gold JV had a zero balance, therefore the $39.6 million gain approximates the full fair value of the JV Interest surrendered in the CORE Transactions.

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

The distribution of the Alaska state mining claims to Contango Minerals meets the definition of a non-reciprocal nonmonetary transfer as defined in Accounting Standards Codification (“ASC”) 845 and would generally be recorded at fair value to the extent fair value is determinable. However, to date, the Peak Gold JV’s gold exploration has concentrated on the Tetlin Lease (which was retained by the Peak Gold JV), with only a limited amount of work performed on the State of Alaska mining claims. The Company has concluded that the fair value of the state claims is not determinable within reasonable limits, and therefore has recorded the distribution at historical book value.  The Peak Gold JV’s historical book value associated with the Alaska state mining claims is zero as of the date of the CORE Transactions because the costs associated with exploration performed on these claims were expensed when incurred.  Therefore, the Company’s balance sheet has a net book value of zero for these claims as of the date of the CORE Transactions.

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

9. Acquisition of Lucky Shot Property

On August 24, 2021 the Company completed the purchase of all outstanding membership interests (the “Interests”) of AGT from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). AGT holds rights to the Lucky Shot Property.  The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price included an initial payment at closing of $5 million in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”).  The Promissory Note was secured by the Interests.  The Company had the option to pay the Promissory Note through the issuance to CRH of shares of the Company’s common stock if the Company completed an offering and obtained a listing of its shares on the NYSE American prior to the Maturity Date.  In November 2021, the Company’s common stock commenced listing on the NYSE American. Since the Company did not complete the required offering, it paid the Promissory Note in cash on February 25, 2022.

The Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  If the milestones are not met no additional payments would be made to CRH.

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   As of June 30, 2022, the Company had made expenditures of $8.6 million toward the required amount.

The Company evaluated this acquisition under ASC 805, Business Combinations.  ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets assumed based on their fair values and a determination is made whether any goodwill results from the transaction.  In evaluating the criteria outlined by this standard, the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business (the assembled workforce does not currently perform a substantive process).  Therefore, the Company accounted for the purchase as an asset acquisition, and allocated the total consideration transferred on the date of the acquisition, approximately $13.5 million, to the assets acquired on a relative fair value basis.  The total consideration transferred is comprised of $5.1 million in cash, a $6.25 million promissory note, $0.3 million in direct transactions costs, plus the fair value of the contingent liability (described above), net of cash received.  The Company accounted for the share portion of the contingent liability in accordance with ASC 480 and measured at fair value at inception, approximately $1.85 million. The fair value of this liability was calculated using management’s projected timing of mining activities and mineral resources being defined and an estimate of the probability of achieving those targets.  The share portion of the contingent consideration is classified within Level 3 of the fair value hierarchy referenced in Note 4 - Summary of Significant Accounting Policies.  Changes in value in subsequent periods, based on management’s ongoing assessment of probability, will be recorded in earnings. There was no change in probability, and thus no change in value of the liability during the current period.  The Company’s accounting policy is to recognize the contingent consideration associated with cash contingent payments related to the asset acquisitions when the contingency is resolved. Any amounts issued in excess of the contingent consideration initially recognized as a liability would be an additional cost of the asset acquisition allocated to increase the eligible assets on a relative fair value basis.  Amounts issued that are less than the contingent consideration initially recognized as a liability would be a reduction of the cost of the asset(s) acquired and would reduce the eligible assets on a relative value basis.

10. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	June 30, 2022	June 30, 2021
Mineral properties	N/A - Units of Production	$11,700,007	$—
Land	Not Depreciated	87,737	—
Buildings and improvements	20-39 years	1,455,546	—
Machinery and equipment	3 - 10 years	287,635	—
Vehicles	5 years	135,862	25,721
Computer and office equipment	5 years	16,239	10,810
Furniture & fixtures	5 years	2,270	—
Less: Accumulated depreciation and amortization		(55,740)	—
Less: Accumulated impairment		(115,025)	—
Property & Equipment, net		$13,514,531	$36,531

11. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Peak Gold JV which was approximately $1.4 million.  As of June 30, 2022, the Company has contributed approximately $19.4 million to the Peak Gold JV.  KG Mining acquired 70% of the Peak Gold JV on September 30, 2020 in connection with the Kinross Transactions.  As of June 30, 2022, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of our investment in the Peak Gold JV from January 8, 2015 (inception) to June 30, 2022:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance at June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at June 30, 2021	—
Investment in Peak Gold, LLC	3,706,000
Loss from equity investment in Peak Gold, LLC	(3,706,000)
Investment balance at June 30, 2022	$—

In conjunction with the CORE Transactions, and Kinross assuming the role of manager of the Peak Gold JV, the Peak Gold JV converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed financial statements presented below have been converted from IFRS to US GAAP for presentation purposes for the fiscal year ended 2022.

The following table presents the condensed balance sheets for the Peak Gold JV as of  June 30, 2022 and 2021 in accordance with US GAAP:

	June 30, 2022	June 30, 2021
ASSETS
Current assets	$9,022,315	$2,836,411
Non-current assets	4,548,709	2,127,343
TOTAL ASSETS	$13,571,024	$4,963,754

LIABILITIES AND MEMBERS’EQUITY
Current liabilities	$3,057,873	$3,138,804
Non-current liabilities	416,081	387,102
TOTAL LIABILITIES	$3,473,954	$3,525,906

MEMBERS’ EQUITY	10,097,070	1,437,848
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$13,571,024	$4,963,754

The following table presents the condensed results of operations for the Peak Gold JV for the year ended  June 30, 2022 and 2021, and for the period from inception through June 30, 2022 in accordance with US GAAP:

	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	June 30, 2022	June 30, 2021	June 30, 2022

EXPENSES:
Exploration expense	$9,534,764	$11,190,248	$58,411,527
General and administrative	1,290,013	1,618,045	12,281,019
Total expenses	10,824,777	12,808,293	70,692,546
NET LOSS	$10,824,777	$12,808,293	$70,692,546

The Company’s share of the Peak Gold JV’s results of operations for the year ended  June 30, 2022 was a loss of $3.3 million. The Company’s share in the results of operations for the year ended June 30, 2021 was a loss of $4.0  million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of  June 30, 2022 and June 30, 2021, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of $42.0 million and $38.7 million, respectively, exceeds the sum of the historical book value of our initial investment in Peak Gold, LLC, of $1.4 million and our subsequent contributions of $18.0 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of  June 30, 2022.  The investment also had a balance of zero at  June 30, 2020. The Company is currently not obligated to make additional capital contributions to the Peak Gold JV and therefore only records losses up to the point of its cumulative investment which is $19.4 million. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to  June 30, 2022 are $22.6 million.

12. Stock Based Compensation

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

On November 13, 2019, the Stockholders of the Company approved and adopted the First Amendment (the “Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Equity Plan”) which increases the number of shares of common stock that the Company may issue under the Equity Plan by 500,000 shares.  Under the Equity Plan, the Board  may issue up to 2,000,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as  may be determined by the Board. As of   June 30, 2022, there were 316,334 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plan. Stock-based compensation expense for the years ended  June 30, 2022 and 2021 was $3,993,660 and $3,892,883, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value  may differ from the fair value on the date the individual’s restricted stock actually vests.

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. The fair value of stock options vested in both fiscal year 2022 and 2021 was approximately $7.42. As of June 30, 2022, the total unrecognized compensation cost related to nonvested stock options was zero. As of June 30, 2022 the stock options had a weighted average remaining life of 2.5 years.

In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of Common Stock of the Company, with an exercise price of $14.50 per share, which is equal to the closing price on January 6, 2020, the day on which he began employment with the Company.  The options vested in two equal installments, half vested on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and half vested on the second anniversary of his employment with the Company.

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2022 and 2021, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2022		2021
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	100,000	$14.50	100,000	$14.50
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Outstanding, end of year	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$811,000		$595,468

Exercisable, end of year	100,000	$—	50,000	$—
Aggregate intrinsic value	$811,000		$297,734

Available for grant, end of year	100,427		260,927

Weighted average fair value of options granted during the year (1)	$—		$—

_______________

(1) There were no options granted during the fiscal years ended June 30, 2022 and June 30, 2021.

Restricted Stock. Under the Equity Plan, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period.  The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.  The total grant date fair value of the restricted stock granted in the fiscal years ended June 30, 2022 and 2021 was $3.5 million and $3.7 million, respectively.

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

On  December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On  December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and  January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares vested in January 2022.  As of  June 30, 2022,  165,834 shares of restricted stock granted in  December 2020 remained unvested.

On  August 16, 2021, the Company granted 10,000 shares of Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of  June 30, 2022 all 10,000 shares remain unvested.

On  November 11, 2021, the Company granted 123,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between April 2022 and  January 2024.    As of  June 30, 2022, 113,500 shares of such restricted stock granted remained unvested.

In  January 2022, Mr. Van Nieuwenhuyse received 15,000 restricted shares of Common Stock, which will vest on  January 15, 2023.  On February 2, 2022 the Company also granted to four employees a total of 12,000 shares of restricted stock.  These restricted shares will vest between  January 2023 and January 2025.

As of June 30, 2022, there were 316,334 shares of such restricted stock that remained unvested.

A summary of the Company’s restricted stock as of June 30, 2022 and 2021 and the change during the years then ended, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2020	534,666	$16.47
Granted	205,833	$17.89
Vested	(339,166)	$17.58
Nonvested balance at June 30, 2021	401,333	$16.28
Granted	160,500	$21.73
Vested	(245,499)	$15.39
Nonvested balance at June 30, 2022	316,334	$19.73

As of June 30, 2022, the total compensation cost related to nonvested restricted share awards not yet recognized was $3,120,996. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in  November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by  November 30 of each year. Annual claims rentals for the 2021-2022 assessment year totaled $478,650. The Company paid the current year claim rentals in October 2021.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.  As of  June 30, 2022, the Peak Gold JV had met the annual labor requirements for the Manh Choh Project acreage for the next four years, which is the maximum period allowable by Alaska law.

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

Royal Gold Royalties. Initially, the Peak Gold JV was obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Peak Gold JV derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Peak Gold JV derive revenues from certain other properties.  In conjunction with the Separation Agreement (described in Note 8), the Peak Gold JV granted a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferred an additional 1.0% net smelter returns royalty on the state mining claims to Royal Gold.  Therefore, Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and the state mining claims that were transferred to the Company in conjunction with the Separation Agreement.

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

14. Income Taxes

	Year Ended June 30,
	2022	2021
Income tax provision/(benefit) at statutory tax rate	$(4,961,540)	$5,285,909
State tax benefit	(1,544,567)	2,829,625
Return to provision	(38)	(161,474)
Permanent differences	12,937	472
Transaction costs	—	73,182
Stock based compensation	100,666	77,910
Restricted stock shortfall	—	162,750
Legal fees	131,311	—
Convertible debt interest	66,463	—
162(m) Limitation	84,822	—
Other valuation allowance	5,990,215	(6,966,500)
Income tax provision/(benefit)	$(119,731)	$1,301,874

The provision for income taxes for the periods indicated below are comprised of the following:

	Year Ended June 30,
	2022	2021
Current:
Federal	$(261,636)	$915,234
State	141,905	386,640
Total current income tax expense/(benefit)	$(119,731)	$1,301,874

Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2022	2021
Deferred tax asset:
Investment in the Peak Gold JV	$8,278,223	$6,016,386
State deferred tax assets	3,503,066	1,846,393
Stock option expenses	1,425,498	1,900,850
Net operating losses	2,547,058	—
Valuation allowance	(15,753,845)	(9,763,629)
Net deferred tax assets	$—	$—

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic. The CARES Act includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax deprecation methods for qualified improvement property. The Company does not expect to be materially impacted by the CARES Act and does not anticipate the CARES Act to have a material effect on its ability to realize deferred tax assets with the exception of the relief from the 80% limitation on some of its NOLs that were fully utilized for the tax year ended June 30, 2021.

At each reporting period, we weigh all positive and negative evidence to determine whether our deferred tax assets are more likely than not to be realized. As a result of this analysis at June 30, 2022, we have determined a valuation allowance is necessary as we have a history of book and tax losses with the exception of June 30, 2021, we have not generated any revenue from mineral sales or operations and do not have any recurring sources of revenue.

During fiscal year 2022, we had a change in our valuation allowance of approximately $6.0 million.  The Company fully utilized all U.S. federal and Alaskan tax loss carry-forwards for the tax year ended June 30, 2021 as a result of the income driven by the gain on the sale of the CORE JV Interest in connection with the Kinross Transactions.

At June 30, 2022, we have U.S. federal tax loss carry-forwards of approximately $12.1 million, and state of Alaska tax loss carry-forwards of approximately $9.7 million. Use of future NOLs may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2022. From June 30, 2021 to June 30, 2022 there were no ownership changes under the meaning of Section 382.  The Company experienced an ownership change on March 22, 2013.  Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

We did not have any unrecognized tax benefits as of June 30, 2022.  The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates.  The Company's state of Alaska and federal tax return are both open for examination for the years June 30, 2012 through June 30, 2021.  These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income.  The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations.  The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations before June 30, 2022.

15. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until  January 6, 2020, and the Company’s Executive Chairman until  November 11, 2021, and now serves as the Company’s Chairman is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On  December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of  November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV.  Pursuant to the A&R MSA, JEX will provide to the Company office space and office equipment, and certain related services. The A&R MSA will be effective for one year beginning  December 1, 2020 and will renew automatically on a monthly basis as of  December 1, 2021 unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $10,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.

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

On  January 1, 2022, our non-executive directors realized a vesting of 160,000 restricted shares of Common Stock, which resulted in federal and state income tax obligations.  Consistent with the Company’s treatment of employees who experience similar tax obligations in connection with their vesting of restricted shares, the Company purchased a total of 60,100 shares of Common Stock from the non-executive directors on  January 5, 2022, at a price of $25.60 per share (the applicable closing price per share of Common Stock for vesting on  January 1, 2022), resulting in aggregate payments of $1.5 million that will be used by the non-executive directors to pay their tax obligations on the vested shares.

16.  Debt

On  April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. (“QRC”).  The Company will use the proceeds from the sale of the debenture to fund commitments to the Peak Gold JV, the exploration and development at its Lucky Shot properties, and for general corporate purposes.

The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock issued at the market price at the time of payment based on a 20-day volumetric weighted average price (“VWAP”). The debenture is unsecured, with a maturity of four years after issuance. The holder  may convert the debenture into Common Stock at any time at a conversion price of $30.50 per share (equivalent to 655,738 shares), subject to adjustment. The Company  may redeem the debenture after the third anniversary of issuance at 105% of par, provided that the market price (based on a 20-day VWAP) of the Company's Common Stock is at least 130% of the conversion price. The Company  may also redeem the debenture, and the holder will have rights to put the debenture to the Company, upon a change of control of the Company, with the redemption or put price being 130% of par for the first three years following issuance and 115% of par thereafter and accrued interest at the time of redemption or put being paid in the same form as other interest payments.  Upon the completion of a secured financing the holder has the right to require the Company to redeem the debenture.  Additionally, upon announcement of a change of control, the Company has the right to require the holder to convert some or the whole principal amount of the debenture into shares at the conversion price, subject to certain conditions.

In connection with the issuance of the debenture, the Company agreed to pay an establishment fee of 3% of the debenture face amount. In accordance with the investment agreement, QRC elected to receive the establishment fee in shares of Common Stock valued at $24.82 per share, for a total of 24,174 shares. The establishment fee shares were issued to QRC pursuant to an exemption from registration under Regulation S.  QRC entered into an investor rights agreement with the Company in connection with the issuance of the debenture. The investor rights agreement contains provisions that require QRC and its affiliates, while they own 5% or more of our outstanding Common Stock, to standstill, not to participate in any unsolicited or hostile takeover of the Company, not to tender its shares of Common Stock unless the Company’s board recommends such tender, to vote its shares of Common Stock in the manner recommended by the Company’s board to its stockholders, and not to transfer its shares of Common Stock representing more than 0.5% of outstanding shares without notifying the Company in advance, whereupon the Company will have a right to purchase those shares.

The debt carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million.  As of June 30, 2022, the unamortized discount and issuance costs were $0.6 million and $0.2 million, respectively.  The carrying amount of the debt at June 30, 2022, net of the unamortized discount and issuance costs was $19.2 million.  The fair value of the note (Level 2) as of June 30, 2022 was $20.0 million.  The company recognized interest expense totaling $0.3 million related to this debt for the fiscal year ended June 30, 2022 (inclusive of approximately $289,000 of contractual interest, and approximately $35,000 related to the amortization of the discount and issuance fees).  The effective interest rate of the note is the same as the stated interest rate, 8.0%.  The effective interest rate for the amortization of the discount and issuance costs as of June 30, 2022 was 1.0%.  The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features.  The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting.  The fair value of the identified derivative was determined to be de minimus at April 26, 2022 and June 30, 2022, as the probability of a change of control was negligible as of those dates.   For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.