Form 10-Q
period 2022-09-30
Contango ORE, Inc.
filed 2022-11-10
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 10, 2022 was 6,774,590.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	September 30, 2022	June 30, 2022
ASSETS

CURRENT ASSETS:
Cash	$17,809,627	$23,095,101
Restricted cash	231,000	231,000
Prepaid expenses and other	439,969	453,353
Total current assets	18,480,596	23,779,454

LONG-TERM ASSETS:
Investment in Peak Gold (Note 5)	—	—
Property & equipment, net	13,480,317	13,514,531
Total long-term assets	13,480,317	13,514,531

TOTAL ASSETS	$31,960,913	$37,293,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,210,347	$633,856
Accrued liabilities	1,104,361	870,981
Total current liabilities	2,314,708	1,504,837

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	231,108	228,082
Contingent consideration liability	1,847,063	1,847,063
Debt, net	19,286,694	19,239,960
Total non-current liabilities	22,564,865	22,515,105

TOTAL LIABILITIES	24,879,573	24,019,942

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 45,000,000 shares authorized; 6,860,420 shares issued and 6,774,590 shares outstanding at September 30, 2022; 6,860,420 shares issued and 6,769,923 shares outstanding at June 30, 2022)	68,604	68,604
Additional paid-in capital	74,845,733	74,057,859
Treasury stock at cost (85,830 at September 30, 2022; and 90,497 shares at June 30, 2022	(2,206,989)	(2,318,182)
Accumulated deficit	(65,626,008)	(58,534,238)
TOTAL SHAREHOLDERS’ EQUITY	7,081,340	13,274,043

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,960,913	$37,293,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2022	2021
EXPENSES:
Claim rental expense	$(146,925)	$(149,810)
Exploration expense	(4,396,570)	(946,245)
Depreciation expense	(34,214)	(4,782)
Accretion expense	(3,026)	—
General and administrative expense	(2,424,068)	(1,970,269)
Total expenses	(7,004,803)	(3,071,106)

OTHER INCOME/(EXPENSE):
Interest income	8,546	497
Interest expense	(449,470)	(56,604)
Loss from equity investment in Peak Gold, LLC (Note 5)	—	(1,445,000)
Insurance recoveries	338,301	—
Other income	15,656	—
Total other income/(expense)	(86,967)	(1,501,107)

LOSS BEFORE TAXES	(7,091,770)	(4,572,213)
Income tax (expense)/benefit	—	—
NET LOSS	$(7,091,770)	$(4,572,213)

LOSS PER SHARE
Basic and diluted	$(1.05)	$(0.68)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,771,245	6,680,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,091,770)	$(4,572,213)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	787,874	1,021,851
Depreciation expense	34,214	4,782
Accretion expense	3,026	—
Loss from equity investment in Peak Gold, LLC	—	1,445,000
Amortization of debt discount and debt issuance fees	49,471	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	13,384	68,478
Increase in accounts payable and accrued liabilities	948,756	559,421
Increase in income tax receivable	—	(80,000)
Net cash used in operating activities	(5,255,045)	(1,552,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	—	(1,445,000)
Acquisition of property, plant, and equipment	—	(13)
Cash paid for acquisition of Alaska Gold Torrent, LLC, net of cash received	—	(5,191,037)
Net cash used by investing activities	—	(6,636,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(27,693)	—
Debt issuance costs	(2,736)	—
Cash proceeds from capital raise, net	—	(43,560)
Net cash used by financing activities	(30,429)	(43,560)

NET DECREASE IN CASH	(5,285,474)	(8,232,291)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	23,326,101	35,220,588
CASH AND RESTRICTED CASH, END OF PERIOD	$18,040,627	$26,988,297

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$416,670	$—
Income taxes	—	80,000
Non-cash investing and financing activities
Interest expense paid with treasury stock	138,886	—
Note payable issued for acquisition of Alaska Gold Torrent, LLC	—	6,250,000
Direct transaction costs for acquisition of Alaska Gold Torrent, LLC financed in accounts payable	—	199,369
Contingent liability for acquisition of Alaska Gold Torrent, LLC	—	1,847,063
Total non-cash investing activities	$138,886	$8,296,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043
Stock-based compensation	—	—	787,874	—	—	787,874
Treasury shares issued for convertible note interest payment	—	—	—	138,886	—	138,886
Treasury shares withheld for employee taxes	—	—	—	(27,693)	—	(27,693)
Net loss for the period	—	—	—	—	(7,091,770)	(7,091,770)
Balance at September 30, 2022	6,860,420	$68,604	$74,845,733	$(2,206,989)	$(65,626,008)	$7,081,340

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	1,021,851	—	—	1,021,851
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Restricted shares activity	10,000	100	(100)	—	—	—
Net loss for the period	—	—	—	—	(4,572,213)	(4,572,213)
Balance at September 30, 2021	6,685,746	$66,857	$70,487,797	$—	$(39,599,801)	$30,954,853

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 10 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska  (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property,  the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the development stage.  All other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project for twelve years, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 250 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production, as the Fort Knox facilities have existing operations as opposed to developing, permitting and building a new mill and processing facilities.  The Peak Gold JV will be charged a toll for using the Fort Knox facilities.  A toll milling agreement is expected to be finalized once a feasibility study has been completed.

The Management Committee of the Peak Gold JV (the "Management Committee") approved a calendar year 2022 budget of $39.6 million, of which the Company's total share is $11.9 million for the year.  To date, the Company has funded $9.8 million of the Company's share of the 2022 budget ($8.3 million of this amount was funded in October 2022).  The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  Kinross Gold Corporation (“Kinross”) released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh project.  As of September 30, 2022, the early works construction at the Manh Choh Project site was approximately 80% complete, including completion of a 5-acre construction laydown, 7 miles of access road, and 125 acres of tree clearing.  Construction on the camp and access road for the site are expected to continue through the end of the calendar year.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program which advanced the Enserch Tunnel to the footwall of the area where the Company expects to locate the Lucky Shot vein and related 750 foot drift parallel, and to set up drill stations every 75 feet along the western drift.  The Company began pilot hole drilling in late June 2022, and plans to drill approximately 3200 meters (~10,000 feet) underground into what it believes to be the down-dip projection of the Lucky Shot vein. To date, the Company has completed ten holes from the Western and Eastern ballrooms of the Lucky Shot mine, all of which have intersected what it believes to be the Lucky Shot vein structure.  The assays from the drilling program are still pending.

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

The Company’s fiscal year end is June 30.

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

Concurrently with the CORE Transactions, KG Mining, in a separate transaction, acquired 100% of the equity of Royal Alaska, LLC from Royal Gold, which held Royal Gold’s 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”). After the consummation of the Kinross Transactions, CORE Alaska retained a 30.0% membership interest in the Peak Gold JV. KG Mining now holds a 70.0% membership interest in the Peak Gold JV and serves as its manager and operator.

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30,2022. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30,2023.

3.  Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, and general and administrative expenses of the Company.  The Company had a $10.0 million capital commitment for expenditures on the Lucky Shot Property over the 36-month period following August 2021, however the Company has already funded over $10.0 million on the Lucky Shot Property as of September 30, 2022.    If a large budget is undertaken by the Peak Gold JV, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget and dilute its interest in the Peak Gold JV, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months from the date of this report.  If the Company's interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV.

4. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash.  Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of  September 30, 2022, and  June 30, 2022. The Company has $231,000 of restricted cash which is held as collateral for its bank-issued Company credit cards.

Management Estimates. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property and equipment, asset retirement obligations, valuation of contingent consideration, valuation allowances for deferred income tax assets, and valuation of derivative instruments. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on  September 30, 2022 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of  September 30, 2022 and  June 30, 2022 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Property & Equipment.  Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset.  When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount  may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In mid- February 2022 an avalanche occurred at the Lucky Shot Property.  The avalanche destroyed various vehicles and equipment at the site.  There was no impairment charge recorded during the quarter ended September 30, 2022, as all of the assets destroyed had been written off in previous quarters.  There was also no impairment charge recorded during the quarter ended  September 30, 2021.  The Company did have insurance recoveries totaling $338,301 related to the avalanche in quarter ended September 30, 2022.   Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the quarter ended September 30, 2022.

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

• Contingent Consideration - As discussed in Note 10, The Company will be obligated to pay CRH Funding II PTE. LTD additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  The fair value of this contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds.

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

The Company purchased 100% of the outstanding membership interests of AGT in  August 2021 (See Note 10).  The Company accounted for the purchase as an asset acquisition, and thus allocated the total acquisition cost to the assets acquired on a relative fair value basis.

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

Derivative Asset/Liability for Embedded Conversion Features.  The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are evaluated and accounted for separately. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as either an asset or a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The fair value of the embedded conversion features are estimated using several probability weighted binomial lattice models. The Company  estimated the fair value of the convertible notes conversion feature at the time of issuance and subsequent remeasurement dates, utilizing the with-and without method, where the value of the derivative feature is the difference in values between a note simulated with the embedded conversion feature and the value of the same note simulated without the embedded conversion feature. Estimating fair values of embedded conversion features is classified within Level 3 of the fair value hierarchy, and requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

Asset Retirement Obligations.  Asset retirement obligations (including reclamation and remediation costs) associated with operating and non-operating mine sites are recognized when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation for each project in accordance with ASC guidance for asset retirement obligations.  The Company had asset retirement obligations related to its Lucky Shot project totaling $0.2 million, as of September 30, 2022 and June 30, 2022.  Accretion expense for the quarters ended September 30, 2022 and 2021 was $3,026 and zero, respectively.

Recently Issued Accounting Pronouncements.  In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.  ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022.   As mentioned, in the accounting policy above, the Company accounts for its convertible debenture with Queens Road Capital under this standard (See Note 16).

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

           5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of September 30, 2022, the Company has contributed approximately $19.4 million to the Peak Gold JV.  KG Mining acquired 70% of the Peak Gold JV on September 30, 2020 in connection with the Kinross Transactions.  As of September 30, 2022, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company's investment in the Peak Gold JV from January 8, 2015 (inception) to September 30, 2022:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance as June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at June 30, 2021	$—
Investment in Peak Gold, LLC	3,706,000
Loss from equity investment in Peak Gold, LLC	(3,706,000)
Investment balance at June 30, 2022	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at September 30, 2022	$—

In conjunction with the CORE Transactions, and KG Mining assuming the role of manager of the Peak Gold JV, the Peak Gold JV converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”) and changed its fiscal year end from June 30 to December 31, effective for the quarter ended December 31, 2020.  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three month period ended September 30, 2022 and 2021, and for the period from inception through September 30, 2022 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Period from Inception January 8, 2015 to
	September 30, 2022	September 30, 2021	September 30, 2022
EXPENSES:
Exploration expense	$1,438,756	$3,056,104	$59,850,283
General and administrative	77,050	305,057	12,358,069
Total expenses	1,515,806	3,361,161	72,208,352
NET LOSS	$1,515,806	$3,361,161	$72,208,352

    The Company’s share of the Peak Gold JV’s results of operations for the three months ended September 30, 2022 was a loss of approximately $0.4 million.  The Company’s share in the results of operations for the three months ended September 30, 2021 was a loss of approximately $1.0 million.  The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of September 30, 2022 and June 30, 2022, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of approximately $42.4 million and $42.0 million, respectively, exceeded the historical book value of our investment in the Peak Gold JV, of $19.4 million. Therefore, the investment in the Peak Gold JV had a balance of zero as of each September 30, 2022 and June 30, 2022. The Company is currently obligated to make additional capital contributions to the Peak Gold JV in proportion to its percentage membership interest in the Peak Gold JV in order to maintain its ownership in the Peak Gold JV and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $19.4 million as of September 30, 2022. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to September 30, 2022 are approximately $23.0 million.

6. Prepaid Expenses and other assets

  The Company has prepaid expenses and other assets of $439,969 and $453,353 as of September 30, 2022 and June 30, 2022, respectively. Prepaid expenses primarily relate to prepaid insurance and prepaid annual claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of Common Stock is presented below:

	Three Months Ended September 30,
	2022			2021
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(7,091,770)	6,771,245	$(1.05)	$(4,572,213)	6,680,637	$(0.68)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(7,091,770)	6,771,245	$(1.05)	$(4,572,213)	6,680,637	$(0.68)

 Options to purchase 100,000 shares of Common Stock of the Company were outstanding as of each of September 30, 2022 and September 30, 2021.  The 100,000 options were not included in the computation of diluted earnings per share for the quarters ended September 30, 2022 and 2021 due to being anti-dilutive.  There were no warrants outstanding as of September 30, 2022 or 2021.

8. Shareholders’ Equity

The Company has 45,000,000 shares of Common Stock authorized, and 15,000,000 authorized shares of preferred stock. As of  September 30, 2022, 6,774,590 shares of Common Stock were outstanding, including 313,001 shares of unvested restricted stock.  As of  September 30, 2022, options to purchase 100,000 shares of Common Stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between   August 2022 and  January 2025.

 Rights Plan Termination and Rights Agreement

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

The Rights Agreement had an initial term of one year, expiring on  September 22, 2021.  On  September 21, 2021, the Board of Directors of the Company approved an amendment to the Rights Agreement, extending the term of the Rights Agreement by an additional year to  September 22, 2022.  On August 31, 2022 the Board of Directors approved an amendment the Rights Agreement, extending the term of the Rights Agreement by an additional year to September 22, 2023.

9. Sales Transaction with KG Mining

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

       10.  Acquisition of Lucky Shot Property

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

The Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  If the milestones are not met, no additional payments would be made to CRH.

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   As of September 30, 2022, the Company had exceeded the required $10,000,000 in expenditures.

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

       11.  Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	September 30, 2022	June 30, 2022
Mineral properties	N/A - Units of Production	$11,700,007	$11,700,007
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20-39 years	1,455,546	1,455,546
Machinery and equipment	3 - 10 years	287,635	287,635
Vehicles	5 years	135,862	135,862
Computer and office equipment	5 years	16,239	16,239
Furniture & fixtures	5 years	2,270	2,270
Less: Accumulated depreciation and amortization		(89,954)	(55,740)
Less: Accumulated impairment		(115,025)	(115,025)
Property & Equipment, net		$13,480,317	$13,514,531

12. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and now serves as the Company’s Chairman, is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV.  Pursuant to the A&R MSA, JEX will provide to the Company office space and office equipment, and certain related services. The A&R MSA will be effective for one year beginning December 1, 2020 and will renew automatically on a monthly basis as of December 1, 2021 unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company will pay to JEX a monthly fee of $10,000, which includes an allocation of approximately $6,900 for office space and equipment. JEX will also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.

On September 30, 2020, in a series of related transactions, Kinross, through its wholly owned subsidiary, acquired all of the interest in the Peak Gold JV held by Royal Gold and an additional 30.0% membership interest in the Peak Gold JV held by the Company.  The Company, through its wholly owned subsidiary, retained a 30.0% membership interest in the Peak Gold JV, with KG Mining acquiring a 70.0% membership interest in the Peak Gold JV and becoming the manager and operator of the Peak Gold JV.  Prior to and in connection with the Kinross Transactions, on September 29, 2020, Contango Minerals entered into an Omnibus Second Amendment and Restatement of Royalty Deeds (the “Contango Minerals Royalty Agreement”) with Royal Gold. Under the terms of the Contango Minerals Royalty Agreement, in addition to certain existing 2.0% royalties (the “2% Royalties”) and 3.0% royalties in favor of Royal Gold on the Alaska State mining claims, Contango Minerals granted an additional 1% net smelter returns royalty on those Alaska State mining claims that were already subject to the 2% Royalties, increasing the royalty rate on those Alaska State mining claims to 3.0%. These Alaska state mining claims were transferred to Contango Minerals as part of the transactions with Kinross, with Royal Gold retaining the 3.0% royalty. As a result of the Contango Minerals Royalty Agreement, Contango Minerals will be obligated to pay Royal Gold a 3.0% net smelter returns royalty on all properties subject to the Contango Minerals Royalty Agreement, subject to the terms and conditions of that agreement.

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

13. Stock-Based Compensation

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

On December 11, 2020, the Board, upon recommendation of the Compensation Committee of the Board (the “Compensation Committee”), adopted an amendment to the Equity Plan to increase the maximum aggregate number of shares of Common Stock of the Company with respect to which award grants may be made under the Equity Plan to any individual during a calendar year from 100,000 shares to 300,000 shares.

On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Amended Equity Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of Common Stock that the Company may issue under the Equity Plan by 600,000 shares.  Under the Amended Equity Plan, the Board may issue up to 2,600,000 shares of Common Stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

As of September 30, 2022, there were 313,001 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three months ended September 30, 2022 and 2021  was $787,874 and $1,021,851, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

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

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.  On December 11, 2020, the Company granted 162,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2022 and January 2023.  On December 11, 2020 the Company also granted Mr. Van Nieuwenhuyse 23,333 shares of restricted stock in conjunction with his short-term incentive plan, and such shares vested in January 2022.  As of September 30, 2022, 165,834 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of September 30, 2022, 6,667 shares of restricted stock granted in August 2021 remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2023 and  January 2024.    As of  September 30, 2022, all 123,500 shares of such restricted stock granted remained unvested.

In January 2022, Mr. Van Nieuwenhuyse received 15,000 restricted shares of Common Stock, which will vest on January 15, 2023.  On February 2, 2022 the Company also granted to four employees a total of 12,000 shares of restricted stock.  These restricted shares will vest between  January 2023 and January 2025.

As of September 30, 2022, the total compensation cost related to unvested awards not yet recognized was $2,333,122. The remaining costs will be recognized over the remaining vesting period of the awards.

Stock options.  In connection with the appointment of Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company, on January 6, 2020, the Company granted to Mr. Van Nieuwenhuyse options to purchase 100,000 shares of Common Stock of the Company, with an exercise price of $14.50 per share, which is equal to the closing price on January 6, 2020, the day on which he began employment with the Company.  The options vested in two equal installments, half vested on the first anniversary of Mr. Van Nieuwenhuyse’s employment with the Company and the other half vested on the second anniversary of his employment with the Company.

There were no stock option exercises during the three months ended September 30, 2022.  There were also no stock option exercises during the three months ended September 30, 2021.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 – Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  As of  September 30, 2022, the stock options had a weighted-average remaining life of 2.27 years. All of the compensation cost related to these stock options had been recognized as of September 30, 2022.

  A summary of the status of stock options granted under the Equity Plan as of  September 30, 2022 and changes during the three months then ended, is presented in the table below:

	Three Months Ended
	September 30, 2022
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2022	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$1,021,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$1,021,000
Available for grant, end of period	427
Weighted average fair value per share of options granted during the period	$—

14. Commitments and Contingencies

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2022-2023 assessment year totaled $355,805. The Company paid the current year claim rentals in November 2022.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  As of September 30, 2022, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.

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

Royal Gold Royalties. Initially, the Peak Gold JV was obligated to pay Royal Gold (i) an overriding royalty of 3.0% should the Peak Gold JV derive revenues from the Tetlin Lease, the Additional Properties and certain other properties and (ii) an overriding royalty of 2.0% should the Peak Gold JV derive revenues from certain other properties.  In conjunction with the Separation Agreement (described in Note 9), the Peak Gold JV granted a new 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease and transferred an additional 1.0% net smelter returns royalty on the state mining claims to Royal Gold.  Therefore, Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and the state mining claims that were transferred to the Company in conjunction with the Separation Agreement.

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

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of Common Stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with STIP plan, in December 2020, Mr. Van Nieuwenhuyse received a $350,000 cash bonus and 23,333 restricted shares of Common Stock, which vested on January 1, 2022.  In conjunction with the STIP plan, in  January 2022, Mr. Van Nieuwenhuyse received a $300,000 cash bonus and 15,000 restricted shares of Common Stock, which will vest on  January 15, 2023.

15.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of September 30, 2022 and June 30, 2022 and has recognized zero income tax expense for the three months ended September 30, 2022.  The Company recognized zero income tax expense for the three months ended September 30, 2021. The effective tax rate was 0% for the three months ending September 30, 2022 and 2021.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book and taxable net loss for its fiscal year end, June 30, 2023.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2022 or June 30, 2022.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) was enacted which is aimed at providing emergency assistance due to the impact of the COVID-19 pandemic. The CARES Act includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax deprecation methods for qualified improvement property. The Company does not expect to be materially impacted by the CARES Act and does not anticipate the CARES Act to have a material effect on its ability to realize deferred tax assets with the exception of the relief from the 80% limitation on some of its net operating losses that were fully utilized for the tax year ended June 30, 2021.

.

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

The debt carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million.  As of September 30, 2022 and June 30, 2022, the unamortized discount and issuance costs were $0.6 million and $0.2 million, respectively.  The carrying amount of the debt at September 30, 2022 and June 30, 2022, net of the unamortized discount and issuance costs, was $19.3 million and $19.2 million, respectively.  The fair value of the note (Level 2) as of September 30, 2022 and June 30, 2022 was $20.0 million.  The company recognized interest expense totaling $0.4 million related to this debt for the quarter ended September 30, 2022 (inclusive of approximately $400,000 of contractual interest, and approximately $49,000 related to the amortization of the discount and issuance fees).  The effective interest rate of the note is the same as the stated interest rate, 8.0%.  The effective interest rate for the amortization of the discount and issuance costs as of June 30, 2022 was 1.0%.  The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features.  The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting.  The fair value of the identified derivative was determined to be de minimus at April 26, 2022, June 30, 2022, and September 30, 2022 as the probability of a change of control was negligible as of those dates.   For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended June 30, 2022, previously filed with the SEC.

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

The financial statements, notes thereto and audits for the fiscal year ended June 30, 2022 were prepared in compliance with Industry Guide 7. The accounting and definitions used in the notes to the financial statements for the Company’s fiscal year ended June 30, 2022 were prepared in compliance with Industry Guide 7 since the SEC Mining Modernization Rules were not applicable during these periods. However, since there are disclosures made in this Form 10-Q that are made to be current as of September 30, 2022, the disclosure made in certain Items that is not solely based on an historical presentation for periods prior to July 1, 2021 has been made in compliance with the SEC Mining Modernization Rules.

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part I, Item 2. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2022, these factors include among others:

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 10 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 214,600 acres of State of Alaska mining claims for exploration, including (i) approximately 139,100 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

As of September 30, 2022, the Company had approximately $18.0 million of cash.

The Management Committee of the Peak Gold JV (the "Management Committee") approved a calendar year 2022 budget of $39.6 million, of which the Company's total share is $11.9 million for the year.  To date, the Company has funded $9.8 million of the Company's share of the 2022 budget ($8.3 million of this amount was funded in October 2022).  The 2022 budget covers the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, early construction, and exploration.  Kinross Gold Corporation (“Kinross”) released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh project.  As of September 30, 2022, the early works construction at the Manh Choh Project site was approximately 80% complete, including completion of a 5-acre construction laydown, 7 miles of access road, and 125 acres of tree clearing.  Construction on the camp and access road for the site are expected to continue through the end of the calendar year.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program which advanced the Enserch Tunnel to the footwall of the area where the Company expects to locate the Lucky Shot vein and related 750 foot drift parallel, and to set up drill stations every 75 feet along the western drift.  The Company began pilot hole drilling in late June 2022, and plans to drill approximately 3200 meters (~10,000 feet) underground into what it believes to be the down-dip projection of the Lucky Shot vein. To date, the Company has completed ten holes from the Western and Eastern ballrooms of the Lucky Shot mine, all of which have intersected what it believes to be the Lucky Shot vein structure.  The assays from the drilling program are still pending.

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

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Peak Gold JV.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  Therefore, as of September 30, 2022, the Company holds a 30.0% membership interest in the Peak Gold JV, and KG Mining holds a 70.0% membership interest in the Peak Gold JV and serves as the manager and operator of the Peak Gold JV. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Peak Gold JV to further develop and produce from its properties.

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

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV plans to mine ore from the Peak and North Peak deposits and then process ore at the existing Fort Knox mining and milling complex located approximately 250 miles away. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall risk for Peak Gold JV Property.

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

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.  On August 16, 2021, the Company hired Chris Kennedy, who has prior experience in underground mine operations management, to serve as the Company's Mine General Manager. In his role, Mr. Kennedy will manage the Company's underground exploration and development program on the Lucky Shot Property.  As of September 30, 2022, the Company had exceeded the $10.0 million in required expenditures.

ap

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of September 30, 2022, the Company’s directors and executives beneficially own approximately 22.7% of the Company’s Common Stock. An additional 11.6% of the Company’s Common Stock is beneficially owned by the Marital Trust of Mr. Kenneth R. Peak, the Company’s former Chairman, who passed away on April 19, 2013.

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

On January 8, 2015, the Company assigned the Tetlin Lease to the Peak Gold JV in connection with the formation of the Peak Gold JV.

Until such time as production royalties begin, the Peak Gold JV will pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Additionally, the Peak Gold JV will pay Royal Gold an overriding royalty of 3.0% should it deliver to a purchaser on a commercial basis gold or associated minerals derived from the Tetlin Lease, and a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.  The Company will pay Royal Gold an overriding royalty of 3.0% on certain State of Alaska mining claims should it deliver to a purchaser on a commercial basis precious metals, non-precious metals or hydrocarbons. The Company pays claim rentals on State of Alaska mining claims which vary based on the ages of the claims. For the 2022–2023 assessment year, claims rentals totaled $355,805. Also, if the minimum work requirement is not performed on the property, additional minimum labor payments are due on certain state of Alaska acreage.

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

With regard to the Lucky Shot Acquisition, in addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   The Company has exceeded the required $10,000,000 in expenditures as of September 30, 2022.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on September 30, 2022 held a 30.0% ownership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV and manages, directs, and controls operations of the Peak Gold JV. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of September 30, 2022 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

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

Derivative Asset/Liability for Embedded Conversion Features.  The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are evaluated and accounted for separately. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as either an asset or a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The fair value of the embedded conversion features are estimated using several probability weighted binomial lattice models. The Company estimated the fair value of the convertible notes conversion feature at the time of issuance and subsequent remeasurement dates, utilizing the with-and without method, where the value of the derivative feature is the difference in values between a note simulated with the embedded conversion feature and the value of the same note simulated without the embedded conversion feature. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $146,925 compared to $149,810 for the three months ended September 30, 2021.   The Lucky Shot state claims were acquired as a part of the acquisition of AGT in August 2021.

Exploration Expense.  Exploration expense for the three months ended September 30, 2022 was $4.4 million compared to $0.9 million for the three months ended September 30, 2021.  Current year exploration expense relates primarily to exploration work performed on our Lucky Shot Property.  Lucky Shot was acquired in August 2021, so no work was performed on this property in the quarter ended September 30, 2021.  Prior year exploration expense relates to spending on our 100% owned state claims on the Eagle/Hona and Shamrock Property.  Exploration related work began on those prospects in July 2021.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2022 and 2021 were $2.4 million and $2.0 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, management fees, payroll and stock-based compensation expense. The current year increase in general and administrative expenses is the result of additional payroll, insurance, and other general and administrative fees related to the acquisition of the Lucky Shot Property in August 2021.   The stock-based compensation expense for the quarter ended September 30, 2022 was approximately $0.8 million, compared to $1.0 million for the quarter ended September 30, 2021.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended September 30, 2022 and 2021 was zero and $1,445,000, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company did not make a capital contribution to the Peak Gold JV during the current quarter.  The Company invested $1,445,000 in the Peak Gold JV during the three months ended September 30, 2021.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to September 30, 2022 are $23.0 million.

Interest Expense.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC.  The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock (See Note 16 to our Consolidated Financial Statements). The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 10 to our Consolidated Financial Statements).  Interest expense for the quarter ended September 30, 2022 of $449,470 includes the interest related to the convertible debenture.  Interest expense for the quarter ended September 30, 2021 of $56,604 relates to the Promissory Note.   The Promissory Note was paid in full with cash on February 25, 2022.

Insurance Recoveries.  In mid-February 2022 an avalanche occurred at the Lucky Shot Property.  The avalanche destroyed various vehicles and equipment at the site.  During the quarter ended September 30, 2022, the Company received insurance recoveries totaling $338,301 related to the avalanche.  There were no such recoveries during the quarter ended September 30, 2021.

Liquidity and Capital Resources

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, and exploration expenditures on the Lucky Shot Property.  Besides the Kinross Transactions, the Company’s sources of cash have been from Common Stock offerings and the issuance of the $20 million unsecured convertible debenture to Queens Road Capital Investment, Ltd. (“QRC”). In conjunction with the Kinross Transactions, the Company received $32.4 million and 809,744 shares of the Company’s Common Stock.  The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company.  Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company of its proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire impact of those royalty payments due from the Peak Gold JV.

As of September 30, 2022, the Company had approximately $18.0 million of cash.  The Management Committee of the Peak Gold JV approved a 2022 calendar year budget of $39.6 million, of which our total share is $11.9 million.  As of the date of this report, the Company has funded $9.8 million of its share of the 2022 budget ($1.5 million was funded as of September 30, 2022 and an additional $8.3 million was funded in October 2022).  The 2022 budget covers the following areas of work: feasibility study, permitting, on going environmental monitoring, community engagement, engineering, early construction, and exploration.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC. The debenture was purchased at par.  Due to cash received from the unsecured debenture, the cash received in the Kinross Transaction and the private placements completed in September 2020 and June 2021, the Company believes that it has sufficient liquidity to meet its working capital requirements for the next twelve months.  The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties,  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months; however, its membership interest in the Peak Gold JV would be diluted.

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

Further financing by the Company may include issuances of equity, instruments convertible into equity (such as warrants) or various forms of debt. The Company believes that it is more likely than not that it will raise capital through the issuance of additional equity and or debt securities in the next six months for purposes of funding its proportionate share of future Peak Gold JV exploration and for the Company’s operating costs. The Company has issued Common Stock and other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of Common Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of the Company’s securities. Any additional issuances of Common Stock or securities convertible into, or exercisable or exchangeable for, Common Stock may ultimately result in dilution to the holders of Common Stock, dilution in any future earnings per share of the Company and may have a material adverse effect upon the market price of the Common Stock of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to information set forth in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2022, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “Item 2. Properties— Environmental Regulation and Permitting,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2022. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2022 are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

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

3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

3.3	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2021).

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.3	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.4	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.5	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).

4.6	Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 4.1 to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).

4.7

Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.8	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2021).

4.9	Amendment No. 2 to Rights Agreement, dated as of August 31, 2022, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 2, 2022).

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

96.1	Technical Report Summary relating to the Peak Gold JV Property prepared for Contango ORE, Inc. and issued effective as of December 31, 2020 by Sims Resources, LLC and John Sims, C.P.G., as the qualified person(Filed as Exhibit 96.1 to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on October 26, 2021).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 10, 2022	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)