Form 10-Q
period 2022-12-31
Contango ORE, Inc.
filed 2023-02-06
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of February 6, 2023 was 7,217,368.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	December 31, 2022	June 30, 2022
ASSETS

CURRENT ASSETS:
Cash	$8,765,154	$23,095,101
Restricted cash	231,000	231,000
Prepaid expenses and other	816,596	453,353
Total current assets	9,812,750	23,779,454

LONG-TERM ASSETS:
Investment in Peak Gold (Note 5)	—	—
Property & equipment, net	13,446,822	13,514,531
Total long-term assets	13,446,822	13,514,531

TOTAL ASSETS	$23,259,572	$37,293,985

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$150,677	$633,856
Accrued liabilities	1,254,837	870,981
Total current liabilities	1,405,514	1,504,837

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	234,056	228,082
Contingent consideration liability	1,847,063	1,847,063
Debt, net	19,350,322	19,239,960
Total non-current liabilities	22,631,441	22,515,105

TOTAL LIABILITIES	24,036,955	24,019,942

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Common Stock, $0.01 par value, 45,000,000 shares authorized; 7,101,395 shares issued and outstanding at December 31, 2022; 6,860,420 shares issued and 6,769,923 shares outstanding at June 30, 2022)	71,014	68,604
Additional paid-in capital	79,086,142	74,057,859
Treasury stock at cost (0 at December 31, 2022; and 90,497 shares at June 30, 2022)	—	(2,318,182)
Accumulated deficit	(79,934,539)	(58,534,238)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(777,383)	13,274,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$23,259,572	$37,293,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
EXPENSES:
Claim rental expense	$(126,451)	$(157,163)	$(273,376)	$(306,973)
Exploration expense	(2,219,913)	(1,219,437)	(6,616,483)	(2,165,682)
Depreciation expense	(34,214)	(8,933)	(68,428)	(13,715)
Accretion expense	(2,948)	(3,560)	(5,974)	(3,560)
General and administrative expense	(2,176,097)	(2,796,664)	(4,600,164)	(4,766,933)
Total expenses	(4,559,623)	(4,185,757)	(11,564,425)	(7,256,863)

OTHER INCOME/(EXPENSE):
Interest income	7,799	494	16,344	991
Interest expense	(446,707)	53,224	(896,177)	(3,380)
Loss from equity investment in Peak Gold, LLC (Note 5)	(9,310,000)	(743,000)	(9,310,000)	(2,188,000)
Insurance recoveries	—	—	338,301	—
Other income	—	—	15,656	—
Total other income/(expense)	(9,748,908)	(689,282)	(9,835,876)	(2,190,389)

LOSS BEFORE TAXES	(14,308,531)	(4,875,039)	(21,400,301)	(9,447,252)
Income tax (expense)/benefit	—	—	—	—
NET LOSS	$(14,308,531)	$(4,875,039)	$(21,400,301)	$(9,447,252)

LOSS PER SHARE
Basic and diluted	$(2.10)	$(0.72)	$(3.15)	$(1.41)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	6,807,317	6,751,581	6,787,864	6,716,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,400,301)	$(9,447,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,598,421	2,278,160
Depreciation expense	68,428	13,715
Accretion expense	5,974	3,560
Loss from equity investment in Peak Gold, LLC	9,310,000	2,188,000
Amortization of debt discount and debt issuance fees	335,047	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(363,243)	(721,162)
Increase/(decrease) in accounts payable and accrued liabilities	(100,043)	337,558
Decrease in income tax receivable	—	(80,000)
Net cash used in operating activities	(10,545,717)	(5,427,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(9,310,000)	(2,188,000)
Acquisition of property, plant, and equipment	—	(13)
Cash paid for acquisition of Alaska Gold Torrent, LLC, net of cash received	—	(5,393,305)
Net cash used by investing activities	(9,310,000)	(7,581,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(86,932)	(69,307)
Debt issuance costs	14,202	—
Cash proceeds from capital raise, net	5,598,500	(43,560)
Net cash provided by financing activities	5,525,770	(112,867)

NET DECREASE IN CASH	(14,239,947)	(13,121,606)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	23,326,101	35,220,588
CASH AND RESTRICTED CASH, END OF PERIOD	$8,996,154	$22,098,982

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$716,687	$—
Income taxes	—	80,000
Non-cash investing and financing activities
Interest expense paid with treasury stock	238,886	—
Note payable issued for acquisition of Alaska Gold Torrent, LLC	—	6,250,000
Direct transaction costs for acquisition of Alaska Gold Torrent, LLC financed in accounts payable	—	719
Asset retirement obligations	—	218,927
Contingent liability for acquisition of Alaska Gold Torrent, LLC	—	1,847,063
Total non-cash investing activities	$238,886	$8,316,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043
Stock-based compensation	—	—	787,874	—	—	787,874
Treasury shares issued for convertible note interest payment	—	—	—	138,886	—	138,886
Treasury shares withheld for employee taxes	—	—	—	(27,693)	—	(27,693)
Net loss for the period	—	—	—	—	(7,091,770)	(7,091,770)
Balance at September 30, 2022	6,860,420	68,604	74,845,733	(2,206,989)	(65,626,008)	7,081,340
Stock-based compensation	—	—	810,547	—	—	810,547
Issuance of common stock	283,500	2,835	2,844,257	—	—	2,847,092
Treasury shares issued in common stock issuance	(42,525)	(425)		2,166,228	—	2,165,803
Warrants	—	—	657,105	—	—	657,105
Cost of common stock issuance	—	—	(71,500)	—	—	(71,500)
Treasury shares issued for convertible note interest payment	—	—	—	100,000	—	100,000
Treasury shares withheld for employee taxes	—	—	—	(59,239)	—	(59,239)
Net loss for the period	—	—	—	—	(14,308,531)	(14,308,531)
Balance at December 31, 2022	7,101,395	$71,014	$79,086,142	$—	$(79,934,539)	$(777,383)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	1,021,851	—	—	1,021,851
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Restricted shares activity	10,000	100	(100)	—	—	—
Net loss for the period	—	—	—	—	(4,572,213)	(4,572,213)
Balance at September 30, 2021	6,685,746	66,857	70,487,797	—	(39,599,801)	30,954,853
Stock-based compensation	—	—	1,256,309	—	—	1,256,309
Restricted stock activity	123,500	1,235	(1,235)	—	—	—
Treasury Shares withheld for employee taxes	—	—	—	(69,307)	—	(69,307)
Net loss for the period	—	—	—	—	(4,875,039)	(4,875,039)
Balance at December 31, 2021	6,809,246	$68,092	$71,742,871	$(69,307)	$(44,474,840)	$27,266,816

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 10 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska  (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property,  the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).  The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the development stage.  All other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project for twelve years, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production.  The Peak Gold JV will be charged a toll for using the Fort Knox facilities.  A toll milling agreement is expected to be finalized during the current calendar year.

The Management Committee of the Peak Gold JV (the "Management Committee") approved a calendar year 2022 budget which covered the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, road and camp construction, and exploration.  Kinross Gold Corporation (“Kinross”) released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh project.  Effective December 31, 2022, CORE Alaska, KG Mining and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA Amendment”). The A&R JV LLCA Amendment provides that, beginning in 2023, the budget of the Peak Gold JV shall be determined on a quarterly basis.  The Management Committee has approved a budget of $13.6 million for the first calendar quarter of 2023, of which the Company's share is $2.7 million.  To date the Company, has funded $1 million of the approved first calendar quarter budget.  This budget primarily relates to access road construction and costs incurred for the refurbishment and expansion of the Manh Choh Camp.   The Manh Choh camp facilities, located in Tok, Alaska, have now been completed and construction work on the road will continue through the winter months.  The Mine Operating permit issued by the State of Alaska Department of Natural Resources has been submitted.  Once issued mine site construction and mine development of the Manh Choh project site can be undertaken so that the project remains on schedule for first gold production in the second half of 2024.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program.  The Company completed 29 exploration drill holes on the property.  Drilling began in late June 2022, and ended in November when activities ceased  in preparation for the winter months. All 29 holes intersected the Lucky Shot vein structure. The Company has engaged a third-party structural geologist from Oriented Targeted Solutions Inc. to complete a structural analysis of the vein structure based on underground mapping and drill core logging. The Company will release all assay results once the results have been finalized and quality assurance and quality control has been completed.  The Company anticipates completing an initial resource estimate, and then making plans for a follow up program to continue exploration of the Lucky Shot vein structure.  Once a sufficient size and quality of mineralized material has been defined the Company expects to initiate a technical study to determine if commercial mining is viable.

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

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30,2022. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30,2023.

3.  Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, and general and administrative expenses of the Company.  If a large budget is undertaken by the Peak Gold JV, and no additional financing is obtained, the Company may elect not to fund its portion of the approved budget and dilute its interest in the Peak Gold JV, in which case management believes the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months from the date of this report.  If the Company's interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV.  Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties.

4. Summary of Significant Accounting Policies

Please see the Company's Form 10-K for the fiscal year ended June 30, 2022 for a summary of the Company's significant accounting policies, as there have been no changes to the Company's significant accounting polices since the time of that filing.

           5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of December 31, 2022, the Company has contributed approximately $28.7 million to the Peak Gold JV.  KG Mining acquired 70% of the Peak Gold JV on December 31, 2020 in connection with the Kinross Transactions.  As of December 31, 2022, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company's investment in the Peak Gold JV as of December 31, 2022:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2021	$—
Investment in Peak Gold, LLC	3,706,000
Loss from equity investment in Peak Gold, LLC	(3,706,000)
Investment balance at June 30, 2022	$—
Investment in Peak Gold, LLC	9,310,000
Loss from equity investment in Peak Gold, LLC	(9,310,000)
Investment balance at December 31, 2022	$—

In conjunction with the CORE Transactions, and KG Mining assuming the role of manager of the Peak Gold JV, the Peak Gold JV converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”).  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and six month periods ended December 31, 2022 and 2021, and for the period from inception through December 31, 2022 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period from Inception January 8, 2015 to
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022
EXPENSES:
Exploration expense	$2,552,237	$2,293,331	$3,990,993	$5,349,435	$62,402,520
General and administrative	31,843	387,100	108,892	692,157	12,389,912
Total expenses	2,584,080	2,680,431	4,099,885	6,041,592	74,792,432
NET LOSS	$2,584,080	$2,680,431	$4,099,885	$6,041,592	$74,792,432

    The Company’s share of the Peak Gold JV’s results of operations for the three and six months ended December 31, 2022 was a loss of approximately $0.8 million and $1.2 million, respectively.  The Company’s share in the results of operations for the three and six months ended December 31, 2021 was a loss of approximately $0.8 million and $1.8 million respectively.  The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of December 31, 2022 and June 30, 2022, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of approximately $43.2 million and $42.0 million, respectively, exceeded the historical book value of our investment in the Peak Gold JV, of $28.7 million. Therefore, the investment in the Peak Gold JV had a balance of zero as of each December 31, 2022 and June 30, 2022. The Company is currently obligated to make additional capital contributions to the Peak Gold JV in proportion to its percentage membership interest in the Peak Gold JV in order to maintain its ownership in the Peak Gold JV and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $28.7 million as of December 31, 2022. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to December 31, 2022 are approximately $14.5 million.

6. Prepaid Expenses and other assets

  The Company has prepaid expenses and other assets of $816,596 and $453,353 as of December 31, 2022 and June 30, 2022, respectively. Prepaid expenses primarily relate to prepaid insurance and prepaid annual claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of Common Stock is presented below:

	Three Months Ended December 31,
	2022			2021
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(14,308,531)	6,807,317	$(2.10)	$(4,875,039)	6,751,581	$(0.72)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(14,308,531)	6,807,317	$(2.10)	$(4,875,039)	6,751,581	$(0.72)

	Six Months Ended December 31,
	2022			2021
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(21,400,301)	6,787,864	$(3.15)	$(9,447,252)	6,716,076	$(1.41)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(21,400,301)	6,787,864	$(3.15)	$(9,447,252)	6,716,076	$(1.41)

 Options and warrants to purchase 383,500 shares of Common Stock of the Company were outstanding as of December 31, 2022, and options to purchase 100,000 shares of Common Stock were outstanding as of  December 31, 2021.  These options and warrants were not included in the computation of diluted earnings per share for the three and six month periods ended December 31, 2022 and 2021 due to being anti-dilutive.  There were no warrants outstanding as of December 31, 2021.

8. Stockholders’ Equity

The Company has 45,000,000 shares of Common Stock authorized, and 15,000,000 authorized shares of preferred stock. As of  December 31, 2022, 7,101,395 shares of Common Stock were outstanding, including 348,210 shares of unvested restricted stock.  As of  December 31, 2022, options and warrants to purchase 383,500 shares of Common Stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between   January 2023 and January 2025.

December 2022 Private Placement

On December 23, 2022 the Company completed the issuance and sale of an aggregate of 283,500 shares (the “December 2022 Shares”) of the Company’s Common Stock, for $20.00 per share, and warrants (the “December 2022 Warrants”) entitling each purchaser to purchase shares of Common Stock for $25.00 per share (the “December 2022 Warrant Shares” and together with the December 2022 Shares and the December 2022 Warrants, the “December 2022 Securities”), in a private placement (the “December 2022 Private Placement”) to certain accredited investors (the “December 2022 Investors”) pursuant to Subscription Agreements (the “December 2022 Subscription Agreements”), dated as of December 23, 2022 between the Company and each of the December 2022 Investors. The December 2022 Subscription Agreements include customary representations, warranties, and covenants by the December 2022 Investors and the Company.

Pursuant to the December 2022 Warrants between the Company and each of the December 2022 Investors, the December 2022 Warrants will be exercisable, in full or in part, at any time until the second anniversary of their issuance, at an exercise price of $25.00 per share of Common Stock. The December 2022 Warrants will also provide for certain adjustments that may be made to the exercise price and the number of shares of Common Stock issuable upon exercise due to future corporate events or otherwise.  The December 2022 Warrants were classified within equity and the proceeds from the capital raise were allocated to the  warrants based on their relative fair value.   The fair value of each of the December 2022 Warrants was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.66%; (ii) expected life of 1 year; (iii) expected volatility of 37.73%; and (iv) expected dividend yield of 0%.

Petrie Partners Securities, LLC (“Petrie”) assisted the Company with the December 2022 Private Placement and will be entitled to receive compensation equal to 3.25 percent for the December 2022 Investors solicited by Petrie.  Net proceeds from the December 2022 Private Placement totaled approximately $5.6 million. The Company will use these proceeds to fund its exploration and development program and for general corporate purposes. The December 2022 Securities sold were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but the December 2022 Shares and the December 2022 Warrant Shares are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

The Rights Agreement had an initial term of one year, expiring on  September 22, 2021.  On  September 21, 2021, the Board of Directors of the Company approved an amendment to the Rights Agreement, extending the term of the Rights Agreement by an additional year to  September 22, 2022.  On August 31, 2022, the Board of Directors approved an amendment the Rights Agreement, extending the term of the Rights Agreement by an additional year to September 22, 2023.

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

The Company recorded the $32.4 million cash proceeds and the 809,744 shares of Common Stock, received from the CORE Transactions, at fair value and recognized a gain on sale of $39.6 million.   The Company valued the Common Stock consideration from the CORE Transactions consistent with the accounting guidance for non-monetary exchanges.  The stock consideration was valued based on the implied fair value of the CORE Transactions in total less the cash proceeds.  The total value of the CORE Transactions was equated to the value of the Company's 30.0% ownership in the Peak Gold JV, post the 30.0% membership interest transferred to KG Mining.  The Common Stock consideration received in the CORE Transactions is classified within Level 3 of the fair value hierarchy.  As of the date of the CORE Transactions, the Company's investment in the Peak Gold JV had a zero balance, therefore the $39.6 million gain approximates the full fair value of the CORE JV Interest surrendered in the CORE Transactions.

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

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   As of December 31, 2022, the Company had exceeded the required $10,000,000 in expenditures.

The Company evaluated this acquisition under ASC 805, Business Combinations.  ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets assumed based on their fair values and a determination is made whether any goodwill results from the transaction.  In evaluating the criteria outlined by this standard, the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business (the assembled workforce does not currently perform a substantive process).  Therefore, the Company accounted for the purchase as an asset acquisition, and allocated the total consideration transferred on the date of the acquisition, approximately $13.5 million, to the assets acquired on a relative fair value basis.  The total consideration transferred was comprised of $5.1 million in cash, a $6.25 million promissory note, $0.3 million in direct transactions costs, plus the fair value of the contingent liability (described above), net of cash received.  The Company accounted for the share portion of the contingent liability in accordance with ASC 480 and measured at fair value at inception, approximately $1.85 million. The fair value of this liability was calculated using management’s projected timing of mining activities and mineral resources being defined and an estimate of the probability of achieving those targets.  The share portion of the contingent consideration is classified within Level 3 of the fair value hierarchy.  Changes in value in subsequent periods, based on management’s ongoing assessment of probability, will be recorded in earnings. There was no change in probability, and thus no change in value of the liability during the current period.  The Company’s accounting policy is to recognize the contingent consideration associated with cash contingent payments related to the asset acquisitions when the contingency is resolved. Any amounts issued in excess of the contingent consideration initially recognized as a liability would be an additional cost of the asset acquisition allocated to increase the eligible assets on a relative fair value basis.  Amounts issued that are less than the contingent consideration initially recognized as a liability would be a reduction of the cost of the asset(s) acquired and would reduce the eligible assets on a relative value basis.

       11.  Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	December 31, 2022	June 30, 2022
Mineral properties	N/A - Units of Production	$11,700,726	$11,700,007
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20-39 years	1,455,546	1,455,546
Machinery and equipment	3 - 10 years	287,635	287,635
Vehicles	5 years	135,862	135,862
Computer and office equipment	5 years	16,239	16,239
Furniture & fixtures	5 years	2,270	2,270
Less: Accumulated depreciation and amortization		(124,168)	(55,740)
Less: Accumulated impairment		(115,025)	(115,025)
Property & Equipment, net		$13,446,822	$13,514,531

12. Related Party Transactions

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

13. Stock-Based Compensation

On September 15, 2010, the Board adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”).   On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of Common Stock that the Company may issue under the Amended Equity Plan by 600,000 shares.  Under the Amended Equity Plan, the Board may issue up to 2,600,000 shares of Common Stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

As of December 31, 2022, there were 348,210 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and six months ended December 31, 2022  was $810,547 and $1,598,421, respectively.  Stock-based compensation expense for the three and six months ended December 31, 2021  was $1,256,309 and $2,278,160, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.    As of December 31, 2022, 6,668 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of December 31, 2022, 6,667 shares of restricted stock granted in August 2021 remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2023 and  January 2024.    As of  December 31, 2022, all 113,500 shares of such restricted stock granted remained unvested.

On February 2, 2022 the Company also granted to four employees a total of 12,000 shares of restricted stock.  These restricted shares will vest between  January 2023 and January 2025.  As of  December 31, 2022, all 12,000 shares of such restricted stock granted remained unvested.

In December 2022, the Company cancelled 167,500 shares of unvested restricted stock held by executives and the non-executive directors that were set to vest in  January 2023.  The Company also granted 209,375 restricted shares of common stock to its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2022 vest in January 2025. As of  December 31, 2022, there were 209,375 shares of such restricted stock that remained unvested.

As of December 31, 2022, the total compensation cost related to unvested awards not yet recognized was $2,487,376.  The remaining costs will be recognized over the remaining vesting period of the awards.

Stock options.  There were no stock option exercises during the three and six months ended December 31, 2022.  There were also no stock option exercises during the three and six months ended December 31, 2021.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows.  All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model (Level 2 of the fair value hierarchy).  As of  December 31, 2022, the stock options had a weighted-average remaining life of 2.02 years. All of the compensation cost related to these stock options had been recognized as of December 31, 2022.

  A summary of the status of stock options granted under the Equity Plan as of  December 31, 2022 and changes during the six months then ended, is presented in the table below:

	Six Months Ended
	December 31, 2022
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2022	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$1,052,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$1,052,000
Available for grant, end of period	558,552
Weighted average fair value per share of options granted during the period	$—

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2022-2023 assessment year totaled $355,805. The Company paid the current year claim rentals in November 2022.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  As of December 31, 2022, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.

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

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of Common Stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with STIP plan, in December 2020, Mr. Van Nieuwenhuyse received a $350,000 cash bonus and 23,333 restricted shares of Common Stock, which vested on January 1, 2022.  In conjunction with the STIP plan, in  January 2022, Mr. Van Nieuwenhuyse received a $300,000 cash bonus and 15,000 restricted shares of Common Stock, which will vest on  January 15, 2023.   These 15,000 restricted shares were cancelled in December 2022, and 18,750 shares were issued to Mr. Van Nieuwenhuyse under the STIP plan which will vest in January 2025.

Roc Global Financing Fees.  The Company has engaged ROC Global, LLC (“ROC Global”) as a financial advisor and investment banker.  The current term of the engagement is through March 31, 2023.  If the Company completes or enters into a definitive agreement to complete a debt financing with a party introduced to the Company by ROC Global during the term of the agreement or within the eighteen months following the term of the agreement, the Company will pay ROC Global 3.25% of the gross proceeds received by the Company, before any expenses and fees of the loan transaction and/or the securities of the Company being offered and sold in such a debt financing.

15.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of December 31, 2022 and June 30, 2022 and has recognized zero income tax expense for the three and six months ended December 31, 2022.  The Company recognized zero income tax expense for the three and six months ended December 31, 2021. The effective tax rate was 0% for the three and six months ending December 31, 2022 and 2021.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book and taxable net loss for its fiscal year end, June 30, 2023.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of December 31, 2022 or June 30, 2022.

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

The debt carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million.  As of December 31, 2022 and June 30, 2022, the unamortized discount and issuance costs were $0.5 million and $0.1 million, respectively.  The carrying amount of the debt at December 31, 2022 and June 30, 2022, net of the unamortized discount and issuance costs, was $19.4 million and $19.2 million, respectively.  The fair value of the note (Level 2) as of December 31, 2022 and June 30, 2022 was $20.0 million.  The company recognized interest expense totaling $0.4 million related to this debt for the quarter ended December 31, 2022 (inclusive of approximately $400,000 of contractual interest, and approximately $47,000 related to the amortization of the discount and issuance fees).  The company recognized interest expense totaling $0.9 million related to this debt for the six months ended December 31, 2022 (inclusive of approximately $800,000 of contractual interest, and approximately $96,000 related to the amortization of the discount and issuance fees).  The interest paid in stock during the three and six months ended December 31, 2022 was issued from shares held in the Company's Treasury account.  The effective interest rate of the note is the same as the stated interest rate, 8.0%.  The effective interest rate for the amortization of the discount and issuance costs as of June 30, 2022 was 1.0%.  The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features.  The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting.  The fair value of the identified derivative was determined to be de minimus at April 26, 2022, June 30, 2022, and December 31, 2022 as the probability of a change of control was negligible as of those dates.   For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

17.  Subsequent Events

On January 19, 2023, the Company completed the issuance and sale of an aggregate of 117,500 shares (the “January 2023 Shares”) of the Company’s Common Stock, for $20.00 per share, and warrants (the “January 2023 Warrants”) entitling each purchaser to purchase shares of Common Stock for $25.00 per share (the “January 2023 Warrant Shares” and together with the January 2023 Common Stock and the January 2023 Warrants, the “January 2023 Securities”), in a private placement (the “January 2023 Private Placement”) to certain accredited investors (the “January 2023 Investors”) pursuant to Subscription Agreements (the “January 2023 Subscription Agreements”), dated as of January 19, 2023 between the Company and each of the January 2023 Investors. The January 2023 Subscription Agreements include customary representations, warranties, and covenants by the January 2023 Investors and the Company.

Pursuant to the January 2023 Warrants between the Company and each of the January 2023 Investors, the January 2023 Warrants will be exercisable, in full or in part, at any time until the second anniversary of their issuance, at an exercise price of $25.00 per share of Common Stock. The January 2023 Warrants will also provide for certain adjustments that may be made to the exercise price and the number of shares of Common Stock issuable upon exercise due to future corporate events or actions.

Petrie assisted the Company with the January 2023 Private Placement and will be entitled to receive compensation equal to 3.25 percent for the January 2023 Investors solicited by Petrie.  Net proceeds from the January 2023 Private Placement totaled approximately $2.3 million. The Company will use these proceeds to fund its exploration and development program and for general corporate purposes. The January 2023 Securities sold were not registered under the Securities Act, but the January 2023 Shares and the January 2023 Warrant Shares are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

Available Information

  General information about the Company can be found on the Company’s website at www.contangoore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the Company files or furnishes them to the SEC.

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

Cautionary Statement about Forward-Looking Statements

  Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Any statement that is not historical fact is a forward -looking statement.  These include such matters as:

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 10 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska  (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property,  the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).  The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.   The Company retained essentially all of the acreage where drilling work was performed in 2019 and 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

The Company’s Manh Choh Project is in the development stage.  All other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project for twelve years, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production.  The Peak Gold JV will be charged a toll for using the Fort Knox facilities.  A toll milling agreement is expected to be finalized during the current calendar year.

The Management Committee of the Peak Gold JV (the "Management Committee") approved a calendar year 2022 budget which covered the following areas of work: feasibility study, permitting, on-going environmental monitoring, community engagement, engineering, road and camp construction, and exploration.  Kinross Gold Corporation (“Kinross”) released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh project.  Effective December 31, 2022, CORE Alaska, KG Mining and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA Amendment”). The A&R JV LLCA Amendment provides that, beginning in 2023, the budget of the Peak Gold JV shall be determined on a quarterly basis.  The Management Committee has approved a budget of $13.6 million for the first calendar quarter of 2023, of which the Company's share is $2.7 million.  To date the Company, has funded $1 million of the approved first calendar quarter budget.  This budget primarily relates to access road construction and costs incurred for the refurbishment and expansion of the Manh Choh Camp.   The Manh Choh camp facilities, located in Tok, Alaska, have now been completed and construction work on the road will continue through the winter months.  The Mine Operating permit issued by the State of Alaska Department of Natural Resources has been submitted.  Once issued mine site construction and mine development of the Manh Choh project site can be undertaken so that the project remains on schedule for first gold production in the second half of 2024.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program.  The Company completed 29 exploration drill holes on the property.  Drilling began in late June 2022, and ended in November when activities ceased  in preparation for the winter months. All 29 holes intersected the Lucky Shot vein structure. The Company has engaged a third-party structural geologist from Oriented Targeted Solutions Inc. to complete a structural analysis of the vein structure based on underground mapping and drill core logging. The Company will release all assay results once the results have been finalized and quality assurance and quality control has been completed.  The Company anticipates completing an initial resource estimate, and then making plans for a follow up program to continue exploration of the Lucky Shot vein structure.  Once a sufficient size and quality of mineralized material has been defined the Company expects to initiate a technical study to determine if commercial mining is viable.

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

Kinross Transaction

On September 29, 2020, the Company, CORE Alaska, LLC and KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation, a corporation formed under the laws of Ontario, Canada (“Kinross”), entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on December 31, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions (described below) and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company by KG Mining of amounts relating to CORE Alaska’s proportionate share of certain silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that as a result of such reimbursements, KG Mining would bear the entire economic impact of those silver royalty payments due from the Peak Gold JV.  Concurrently with the CORE Purchase Agreement, KG Mining, in a separate transaction, acquired from Royal Gold (i) 100% of the equity of Royal Alaska, LLC (“Royal Alaska”), which held a 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”).  Therefore, as of December 31, 2022, the Company holds a 30.0% membership interest in the Peak Gold JV, and KG Mining holds a 70.0% membership interest in the Peak Gold JV and serves as the manager and operator of the Peak Gold JV. KG Mining and CORE Alaska entered into the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA”) on October 1, 2020 to address the new ownership arrangements and to incorporate additional terms that will permit the Peak Gold JV to further develop and produce from its properties.

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

Effective December 31, 2022, CORE Alaska, KG Mining and the Peak Gold JV executed the First Amendment to the A&R JV LLCA (the “A&R JV LLCA Amendment”). The A&R JV LLCA Amendment provides that, beginning in 2023, the budget of the Peak Gold JV shall be determined on a quarterly basis.

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

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.  On August 16, 2021, the Company hired Chris Kennedy, who has prior experience in underground mine operations management, to serve as the Company's Mine General Manager. In his role, Mr. Kennedy will manage the Company's underground exploration and development program on the Lucky Shot Property.  As of December 31, 2022, the Company had exceeded the $10.0 million in required expenditures.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2022, the Company’s directors and executives beneficially own approximately 22.3% of the Company’s Common Stock.

Acquiring exploration properties.  The Company anticipates from time to time acquiring additional properties in Alaska for exploration, subject to the availability of funds. The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements.  The Company is open to strategic partnerships or alliances with other companies as a means to enhance its ability to fund new and existing exploration and development opportunities.

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

With regard to the Lucky Shot Acquisition, in addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   The Company has exceeded the required $10,000,000 in expenditures as of December 31, 2022.

Critical Accounting Estimates

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company has designated one of the three members of the Management Committee and on December 31, 2022 held a 30.0% ownership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV and manages, directs, and controls operations of the Peak Gold JV. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of December 31, 2022 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

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

Results of Operations

Neither the Company nor the Peak Gold JV has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue other than contributions by the Company and KG Mining to the Peak Gold JV, and, in addition to the consideration received in the Kinross Transactions, the Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold JV Property. The Company does not expect the Peak Gold JV to generate revenue from mineral sales until at least the second half of 2024 based on KG Mining's current schedule. If the Peak Gold JV Property fails to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and it may never do so.

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $126,451 compared to $157,163 for the three months ended December 31, 2021.   The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.

Exploration Expense.  Exploration expense for the three months ended December 31, 2022 was $2.2 million compared to $1.2 million for the three months ended December 31, 2021.  Current year exploration expense relates primarily to exploration work performed on our Lucky Shot Property.  Lucky Shot was acquired in August 2021, and the development and exploration program did not begin until late 2021.

General and Administrative Expense. General and administrative expense for the three months ended December 31, 2022 and 2021 were $2.2 million and $2.8 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, management fees, payroll and stock-based compensation expense. The current year decrease in general and administrative expenses primarily relates to the reduction in stock-based compensation expense.   The stock-based compensation expense for the quarter ended December 31, 2022 was approximately $0.8 million, compared to $1.3 million for the quarter ended December 31, 2021.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended December 31, 2022 and 2021 was $9.3 million and $0.7 million, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $9.3 million in the Peak Gold JV during the current quarter.  The Company invested $0.7 million in the Peak Gold JV during the three months ended December 31, 2021.   The current quarter cash needs of the Peak Gold JV were higher compared to prior year, because the Peak Gold JV moved into the development phase in early 2022, and has been incurring costs related to Manh Choh camp and access roads in preparation for first production in 2024.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to December 31, 2022 are $14.5 million.

Interest Expense.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC.  The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock (See Note 16 to our Consolidated Financial Statements). The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 10 to our Consolidated Financial Statements).  Interest expense for the quarter ended December 31, 2022 of $0.4 million includes the interest related to the convertible debenture.  Interest expense for the quarter ended December 31, 2021 of relates to accrued interest related to the Promissory Note.   The Promissory Note was paid in full with cash on February 25, 2022.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $273,376 compared to $306,973 for the six months ended December 31, 2021.   The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.

Exploration Expense.  Exploration expense for the six months ended December 31, 2022 was $6.6 million compared to $2.2 million for the six months ended December 31, 2021.  Current year exploration expense relates primarily to exploration work performed on our Lucky Shot Property.  Lucky Shot was acquired in August 2021, and the development and exploration program did not begin until late 2021.  Prior year exploration expense also relates to work completed on the Company's Eagle/Hona and Shamrock prospects.

General and Administrative Expense. General and administrative expense for the six months ended December 31, 2022 and 2021 were $4.6 million and $4.8 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, management fees, payroll and stock-based compensation expense. The current year decrease in general and administrative expenses primarily relates to the reduction in stock-based compensation expense.   The stock-based compensation expense for the six months ended December 31, 2022 was approximately $1.6 million, compared to $2.3 million for the six months ended December 31, 2021.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended December 31, 2022 and 2021 was $9.3 million and $2.2 million, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $9.3 million in the Peak Gold JV during the six months ended December 31, 2022.  The Company invested $2.2 million in the Peak Gold JV during the six months ended December 31, 2021.   The current quarter cash needs of the Peak Gold JV were higher compared to prior year, because the Peak Gold JV moved into the development phase in early 2022, and has been incurring costs related to Manh Choh camp and access roads in preparation for first production in 2024.  The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to December 31, 2022 are $14.5 million.

Interest Expense.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC.  The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock (See Note 16 to our Consolidated Financial Statements). The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 10 to our Consolidated Financial Statements).  Interest expense for the six months ended December 31, 2022 of $0.9 million includes the interest related to the convertible debenture.  Interest expense for the six months ended December 31, 2021 of relates to accrued interest related to the Promissory Note.   The Promissory Note was paid in full with cash on February 25, 2022.

Insurance Recoveries.  In mid-February 2022 an avalanche occurred at the Lucky Shot Property.  The avalanche destroyed various vehicles and equipment at the site.  During the quarter ended December 31, 2022, the Company received insurance recoveries totaling $0.3 million related to the avalanche.  There were no such recoveries during the quarter ended December 31, 2021.

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

As of December 31, 2022, the Company had approximately $9.0 million of cash.  The Management Committee has approved a budget of $13.6 million for the first calendar quarter of 2023, of which the Company's share is $2.7 million.  To date the Company, has funded $1 million of the approved first calendar quarter budget.  This budget primarily relates to access road construction and refurbishment and expansion of the Manh Choh camp.  On December 23, 2022 the Company completed the issuance and sale of an aggregate of 283,500 shares of the Company’s Common Stock, for $20.00 per share, and warrants  entitling each purchaser to purchase shares of Common Stock for $25.00 per share in a private placement  to certain accredited investors. Net proceeds from the December 2022 Private Placement totaled approximately $5.6 million. (See Note 8 - Stockholder's Equity for further discussion). On January 19, 2023, the Company completed the issuance and sale of an aggregate of 117,500 shares, for $20.00 per share, and warrants  entitling each purchaser to purchase shares of Common Stock for $25.00 per share in a private placement  to certain accredited investors. Net proceeds from the January 2023 Private Placement totaled approximately $2.3 million. The Company will use the proceeds from the December 2022 and January 2023 private placements to fund its exploration and development program and for general corporate purposes.

On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC. The debenture was purchased at par.  The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties,  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months; however, its membership interest in the Peak Gold JV would be diluted. If the Company's interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV.  Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

3.3	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2021).

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.3	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.4	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.5	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).

4.6	Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 4.1 to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).

4.7

Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.8	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2021).

4.9	Amendment No. 2 to Rights Agreement, dated as of August 31, 2022, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 2, 2022).

4.10	Form of Registration Rights Agreement dated as of December 23, 2022. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).

4.11	Form of Registration Rights Agreement dated as of January 19, 2023. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

10.1	Form of Subscription Agreement dated as of December 23, 2022(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).

10.2	Form of Warrant dated as of December 23, 2022(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).

10.3	Form of Subscription Agreement dated as of January 19, 2023(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

10.4	Form of Warrant dated as of January 19, 2023(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: February 6, 2023	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2023	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)