Form 10-K/A
period 2022-06-30
Contango ORE, Inc.
filed 2023-03-03
CIK 1502377

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

On August 31, 2022, Contango ORE, Inc., (the “Company”) filed its Annual Report on Form 10-K for the year ended June 30, 2022 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to the Original Filing (“Amendment No. 1”) is being filed to: (i) amend certain disclosures within Part I, Item 2. Properties of the Original Filing; (ii) revise the disclosure regarding our disclosure controls and procedures in Part II, Item 9A. Controls and Procedures of the Original Filing to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective at June 30, 2022 solely as a result of the updated disclosures responding to Item 601(b)(96) and subpart 1300 of Regulation S-K included in this Amendment No. 1; and (iii) file the Company’s 2020 Technical Report Summary (as defined below) as Exhibit 96.1 to this Amendment No. 1.

This Amendment No. 1 also updates, amends and supplements Part IV, Item 15. Exhibits and Financial Schedules of the Original Filing to include, among other items, the filing of new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as Exhibits 31.1 and 31.2, as well as third-party consents for the 2020 Technical Report Summary in Exhibit 23.1.

Except as described above, this Amendment No. 1 does not amend, update or change any other information set forth in the Original Filing (including in the consolidated financial statements included therein) and does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part I, Item 2. Properties, Part II, Item 9A. Controls and Procedures, Part IV, Item 15. Exhibits and Financial Schedules, a signature page and the exhibits filed herewith.

CONTANGO ORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

●	The Company’s financial position;
●	Business strategy, including outsourcing;
●	Meeting Company forecasts and budgets;
●	Anticipated capital expenditures and the availability of future financing;
●	Prices of gold and associated minerals;
●	Timing and amount of future discoveries (if any) and production of natural resources from the Peak Gold JV Property and the Company’s other properties;
●	Operating costs and other expenses;
●	Cash flow and anticipated liquidity;
●	The Company’s ability to fund its business with current cash reserves based on currently planned activities;
●	Prospect development;
●	Operating and legal risks; and
●	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

●	Ability to raise capital to fund capital expenditures and repayment of indebtedness;
●	Ability to retain or maintain capital contributions to, and our relative ownership interest in the Peak Gold JV;
●	Ability to influence management of the Peak Gold JV;
●	Ability to realize the anticipated benefits of the Kinross Transactions;
●	Potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
●	Operational constraints and delays;
●	Risks associated with exploring in the mining industry;
●	Timing and successful discovery of natural resources;
●	Availability of capital and the ability to repay indebtedness when due;
●	Declines and variations in the price of gold and associated minerals;
●	Price volatility for natural resources, including declines and variations in the price of gold and associated minerals;
●	Availability of operating equipment;
●	Operating hazards attendant to the mining industry;
●	Weather;
●	Ability to find and retain skilled personnel;
●	Restrictions on mining activities;
●	Legislation that may regulate mining activities;
●	Impact of new and potential legislative and regulatory changes on mining operations and safety standards;
●	Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
●	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
●	Stock price and interest rate volatility;
●	Federal and state regulatory developments and approvals;
●	Availability and cost of material and equipment;
●	Actions or inactions of third parties;
●	Potential mechanical failure or under-performance of facilities and equipment;
●	Environmental and regulatory, health and safety risks;
●	Strength and financial resources of competitors;

●	Worldwide economic conditions;
●	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Peak Gold JV’s and the Company’s exploration schedule and operating activities;
●	Expanded rigorous monitoring and testing requirements;
●	Ability to obtain insurance coverage on commercially reasonable terms;
●	Competition generally and the increasing competitive nature of the mining industry;
●	Risk related to title to properties; and
●	Ability to consummate strategic transactions.

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

PART I

Item 2.    PROPERTIES

Overview

Information concerning the Company’s mining properties in this Form 10-K have been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to the Company for the year ended June 30, 2022. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires the Company to disclose its mineral resources, in addition to its mineral reserves, both in the aggregate and for each of the Company’s individually material mining properties.

As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (“Qualified Person”), as defined in Item 1300 of Regulation S-K, that the mineral resources can be the basis of an economically viable project. Readers are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined in Item 1300 of Regulation S-K.

Readers are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, readers are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, readers are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Part I. Item 1A Risk Factors” of this Form 10-K.

The modeling and analysis of the Company’s resources have been developed by Company personnel with  several levels of internal review by management, and numerous outside third parties consultants, including an independent Qualified Person as defined in SK1300. The development of such resources estimates, including related assumptions, was a collaborative effort between the Qualified Persons, Company staff and in some instances, independent third party consultants.

When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. Based on these criteria – which include such parameters as grade, tonnes, density, strip ratio, metallurgical recover concentration as well as other parameters including hydrologic and geotechnical parameters are all used to determine the ability to potentially extract the ore at a profit using based assumptions on costs and the quality and price of the metals to be sold. The Qualified Persons and Company management agree on the reasonableness of the criteria and assumptions for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the Qualified Persons.

The information that follows is derived, for the most part, from, and in some instances is an extract from, the technical report summary prepared by Sims Resources LLC on the Manh Choh Project (as defined below) as of December 31, 2020 (the “2020 Technical Report Summary”). The 2020 Technical Report Summary was prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2020 Technical Report Summary, filed as Exhibit 96.1 to this Form 10-K and incorporated herein by reference.

Property Summary

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”), and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV.  In addition to the Tetlin Lease, the Peak Gold JV also holds approximately 13,000 additional acres of State of Alaska mining claims for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of June 30, 2022, the Company held a 30.0% membership interest, and KG Mining held a 70.0% membership interest, in the Peak Gold JV. The Peak Gold JV Property contains the Main and North Manh Choh deposits (the “Manh Choh Project”), which the Company currently considers its only material property.

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

Below is a map showing the location of the Peak Gold JV Property and the Contango Properties, including the ownership percentage for the rights associated with each property held by the Peak Gold JV or the Company, as applicable, and the nature of each interest:

Below are the coordinates of the Peak Gold JV Property and the Contango Properties:

Property	Latitude*	Longitude*
Shamrock	64.397	-146.532
Eagle/Hona	63.209	-143.440
Manh Choh	62.947	-142.627
Triple Z	63.364	-142.490
Lucky Shot	61.776	-149.411
Willow	61.802	-149.232
* Lat/Long (NAD83)

The Peak Gold JV Property and the Contango Properties are all currently in the exploration stage.  The Peak Gold JV Property and the Contango Properties are not currently producing, have not had mineral production during any of the three most recently completed fiscal years of the Company, and are not currently known to host proven or provable mineral reserves, as defined in Item 1300 of Regulation S-K.

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

Summary of Mineral Resources

A mineral resource is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no guarantee that all or any part of the mineral resource will be converted into mineral reserves. Confidence in the estimate of inferred mineral resources is insufficient to allow the meaningful application of technical and economic parameters.

The mineral resources at the Manh Choh Project were developed using a computer-based block model of the deposit. The block model was assembled based on the drill hole assay information and geologic interpretation of the mineralization boundaries. Mineral resources were estimated using the block model and open pit design to establish the component of the deposit with reasonable prospects of economic extraction.

Independent Mining Consultants, Inc. assembled the block model and the estimate of mineral resources. The model was assembled during 2017 based on drilling available on April 29, 2017. Additional ongoing drilling has been reported since that time and will be incorporated into future updated block models. Exploration and drilling at the Manh Choh Manh Choh Project has defined several areas of potentially economically extractable mineralization.

The tables below summarize the mineral resource estimate for the Manh Choh Project effective December 31, 2020 on both a: (i) Peak Gold, LLC 100% ownership basis and (ii) Contango 30% attributable ownership basis.

Peak Gold, LLC 100% Ownership

Category	Tonnage (000 t)	Grade (g/t Au)	Contained Metal (000 oz Au)	Grade (g/t Ag)	Contained Metal (000 oz Ag)	Grade (g/t AuEq)	Contained Metal (000 oz AuEq)
Measured	473	6.4	97	16.7	254	6.6	101
Indicated	8,728	4.0	1,111	14.1	3,945	4.2	1,168
Total Measured + Indicated	9,201	4.1	1,208	14.2	4,199	4.3	1,267

Inferred	1,344	2.7	116	16.1	694	2.9	126

Contango 30% Attributable Ownership
Category	Tonnage (000 t)	Grade (g/t Au)	Contained Metal (000 oz Au)	Grade (g/t Ag)	Contained Metal (000 oz Ag)	Grade (g/t AuEq)	Contained Metal (000 oz AuEq)
Measured	142	6.4	29	16.7	76	6.6	30
Indicated	2,618	4.0	333	14.1	1,183	4.2	350
Total Measured + Indicated	2,760	4.1	362	14.2	1,260	4.3	380

Inferred	403	2.7	35	16.1	208	2.9	38

Notes:

1.	The definitions for mineral resources in S-K 1300 were followed for mineral resources.
2.	Mineral resources are estimated at a cut-off value of US$28 NSR/t and US$30 NSR/t.
3.	Mineral resources are estimated using a long-term gold price of US$1,400 per ounce Au, and US$20 per ounce Ag.
4.	Metallurgical recoveries were 90% Au and 52% Ag for the Main+West Zone and 94% Au and 60% Ag for the North Zone.
5.	Silver equivalents are reported using a ratio of 70.
6.	Bulk density is 2.75 t/m3.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability
8.	Numbers may not add due to rounding.

The estimates of mineral resources may be materially affected if mining, metallurgical, or infrastructure factors change from those currently anticipated at the Manh Choh Project. Although the Qualified Person had a reasonable expectation that the majority of inferred mineral resources could be upgraded to indicated or measured resources with continued exploration, estimates of inferred mineral resources have significant geological uncertainty and it should not be assumed that all or any part of an inferred mineral resource will be converted to the measured or indicated categories.

Peak Gold JV Property

The Peak Gold JV Property is located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 200 miles (300 kilometers) southeast of the city of Fairbanks, 12 miles (20 kilometers) southeast of Tok, Alaska and 90 miles from the Alaska-Canada border. The Tetlin Lease covers an area of 675,000 acres measuring approximately 50 miles (80 kilometers) north-south by 37 miles (60 kilometers) east-west. In addition to the Tetlin Lease, the property includes nearly 13,000 acres of contiguous state claims on its northwestern border. There are many roads and ATV accessible trails within the property, though all are private. The property is bordered to the north and east by the Alaska Highway and the Tok Cutoff Highway along its western edge. The road-accessible Manh Choh deposit is located 9 miles (15 kilometers) south of the Alaska Highway in the northwestern portion of the Tetlin Lease, covering an area approximately 0.5 mile by 0.5 mile situated just north of VABM Tetling (elev 3345 feet ASL). The deposit is 250 miles (400 kilometers) from the Fort Knox Milling Complex.

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

The paved Alaska Highway passes near the northern edge of the Peak Gold JV Property as does the southern terminus of the Taylor Highway where it joins the Alaska Highway at Tetlin Junction. The 23-mile long Tetlin Village Road provides year-round access to the northern Tetlin Hills, linking Tetlin Village to the Alaska Highway. Buried electrical and fiber-optic communications cables follow this road corridor and link Tetlin Village to the Tok power and communications grid. The Tok public electric facility is capable of generating up to 2 megawatts of power, and the nearest high capacity public electric facilities to the Peak Gold JV Property are in Delta Junction, 107 miles northwest of the Peak Gold JV Property and Glennallen, 138 miles southwest of the Peak Gold JV Property. The Company does not have any plant or equipment at the Peak Gold JV Property, and relies on contractors for the Peak Gold JV to perform work. The Company does not believe the Peak Gold JV Property was explored for minerals prior to exploration activities of the Company and the Peak Gold JV.

The maps below depicts the Peak Gold JV Property and the State of Alaska mining claims owned by the Company:

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

Exploration Overview

To date, our exploration activity has been concentrated on the Peak Gold JV Property, with such activity undertaken by the Peak Gold JV.  The Peak Gold JV plans to mine ore from the Manh Choh Project on the Peak Gold JV Property, and then process ore at the existing Fort Knox milling complex located approximately 400 km away, as further described below.

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

Lucky Shot Property

Location of and Access to the Lucky Shot Property

The Lucky Shot Property, acquired by the Company through its acquisition of Alaska Gold Torrent, LLC in August 2021, covers three former producing gold mines in the Willow Mining District located in the southern Talkeetna Mountains of south central Alaska and covering an area of approximately 175 square kilometers. The three former mines include the Coleman, Lucky Shot and War Baby mines, located along a continuous low angle structural zone occupied by a series high-grade quartz vein hosting free gold and minor sulfide and telluride mineralization. The Lucky Shot property consists of a mine site located 180 kilometers (112 miles) north of Anchorage, Alaska, and a processing site located about 48 kilometers (30 miles) west of the mine site, on the Parks Highway. The Lucky Shot property includes 725 acres of patented mining claims and 7,865 acres of State of Alaska mining claims totaling approximately 8,590 acres which cover three former producing gold mines in the Willow Mining District located in south central Alaska. The claim block is an irregular shape measuring up to 6 miles east-west and up to 2.5 miles north-south. Elevations of the property range from approximately 2,600 feet ALS along Craigie Creek to peaks at Bullion Mountain (5,100 feet ASL) and Lucky Shot Ridge (4,880 feet ASL). Infrastructure in the area is excellent with road access between the mine site and plant site via unsealed secondary road, sealed two-lane highway, and the four-lane Parks Highway connecting Anchorage and Fairbanks.

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

A Qualified Person has not done sufficient work to classify any historical estimates for the Lucky Shot Property in connection with past mineralization operations as a current estimate of mineral resources, mineral reserves or exploration results.

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

Triple Z Prospect

The Triple Z claims were originally staked in 2009 and the claim block expanded in 2011, and again in 2019, with the claim block now covering an area of approximately 14,800 acres immediately adjacent to the Alaska Highway to the south and west, and the Taylor Highway to the north and east. The center of the Triple Z claim block is located 15 miles northeast of the Manh Choh deposit and 5 miles northeast of Tetlin Junction, where the Taylor Highway intersects the Alaska Highway. The claims cover an area of 14,810 acres with elevations ranging from 2,000 to 3,200 feet ASL. The property, including prospects known locally as the Triple Z, Dennis, Ladue, Asarco and Tok, covers an irregular area measuring up to 4 miles north-south by 8 miles east-west. An ATV-accessible trail leads from the Taylor Highway to the center of the claim block where drilling was conducted in 2012.

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

Eagle/Hona Prospect

The Eagle/Hona prospect consists of two claim blocks, the Eagle and Hona blocks, which are immediately adjacent to each other and which the Company treats as a single prospect. The center of the Eagle/Hona claim block is located 18 miles west of the Manh Choh deposit, on the west side of the Tok Cutoff Highway. The claim block size is an irregular shape covering an area measuring up to 17 miles north-south by up to 10 miles east-west and includes prospects known under the names Hona, Noah, Natahona, Eagle and Mt. Neuberger. The property is currently accessible only via helicopter but is adjacent to the State maintained all-weather Tok Cutoff Highway, which leads to the Glenn Highway route to Anchorage. The claim block sits at elevations ranging from 1,800 to 6,742 feet ASL, including VABM Lookout, the summit of Mt. Neuberger, and VABM Hona.

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

Hona 3
Hona 2
Hona 1
2019 Drill Holes
Kenneccott Collars
Rock Chip Au (ppm)
Below Detection
0.01 - 0.25
0.26 - 0.50
0.51 - 1.00
1.01 - 2.00
2.01 - 12.50
LITHOLOGY
Skarn
Granodiorite
Quartz-mica schist
HN19001
HN19002
7.232
2.533
9.623
0.486
12.5
5.095
1.427
1.068
1.082
2.053
3.89
4.95
Meters
Kilometers
0 0.5 1
0 200 400
N
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

Shamrock Prospect

In early 2021, the Company staked the Shamrock prospect in the Richardson Mining District located in central Alaska right along the Alaska Highway corridor. These claims lie in the heart of the Richardson Mining District, located in central interior Alaska. Several exploration targets are located within the claim block, including the Shamrock, Banner and Hilltop prospects. The State of Alaska mining claims cover approximately 52,700 acres with elevations ranging from approximately 1,000 feet ASL to 3,023 feet ASL at VABM Buck. The claim block is an irregular shape measuring up to 15 miles east-west and up to 6.2 miles north-south. The location of the Shamrock claims is approximately 50 miles south of Fairbanks, Alaska along the Richardson Highway. The property can be accessed via two unpaved roads off the Richardson Highway at milepost 292.5 and milepost 314. The project area is cut by several unpaved roads and ATV trails, providing access to the interior of the property. The Shamrock claims are located 62 miles from Pogo and 75 miles from Fort Knox with outstanding infrastructure and access, including a high-voltage power line running along the north and south boundaries, as well as the Alaska Pipeline corridor trending ESE and WNW along the northern boundary.

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

The map below shows the location of the Shamrock Prospect:

True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
Delta Junction
Tok
Manh Choh
N
CONTANGO ORE
GOLD SILVER COPPER
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles

Willow Prospect

The Willow claim block was staked by Contango ORE in August of 2021. The claims are located 168 kilometers (104.5 miles) north of Anchorage, Alaska, with a processing site located about 60 kilometers (37 miles) west of the claim block, on the Parks Highway. The property includes 8,000 acres of State of Alaska mining claims surrounding and including many historic gold mines and prospects. The claim block is an irregular shape measuring up to 5.5 miles east-west and up to 4.3 miles north-south. Elevations in the claim block range from about 2,000 feet ASL along Archangel Creek to 5,440 feet ASL at Murphy Ridge and The Pinnacle. The Willow claims can be accessed from the Willow Fishhook Road via Archangel Road, along the eastern side of the claim block, and Gold Chord Road on the west side. Infrastructure in the area is excellent with road access between the claim block and plant site via unsealed secondary road, sealed two-lane highway, and the four-lane Parks Highway connecting Anchorage and Fairbanks.

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

PART II

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

In connection with the preparation and filing of this Amendment No. 1, our President and Chief Executive Officer and Chief Financial and Accounting Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, taking into account the updated disclosures in the “Properties” section of, and the 2020 Technical Report Summary filed with, this Amendment No. 1 responding to Item 601(b)(96) and subpart 1300 of Regulation S-K (the “Mining Disclosures”). Based on this re-evaluation and solely as a result of the updated Mining Disclosures included in this Amendment No. 1, our President and Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Because the Company has determined that it is not reasonably possible that the revision of the above-mentioned disclosures could result in a material misstatement of the financial statements, the Company has determined that its internal control over financial reporting was effective as of June 30, 2022 as set forth in the Original Filing. Management’s report on internal control over financial reporting is included in Item 9A of the Original Filing under the caption entitled “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statements and Schedules:

The consolidated financial statements of the Company are set forth in pages 43 to 64 of the Original Filing. The financial statements of the Peak Gold JV, Peak Gold, LLC, are included as an exhibit to the Original Filing. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)         Exhibits:

The following is a list of exhibits filed as part of this Amendment No. 1 pursuant to Item 601 of Regulation S-K. These exhibits should be read in conjunction with Item 15 of the Company’s Original Filing..

Exhibit Number	Description
21.1	List of Subsidiaries*
23.1	Consent of Sims Resources, LLC.*
31.1	Section 302 CEO Certification.*
31.2	Section 302 CFO Certification.*
32.1	Section 906 CEO Certification.*
32.2	Section 906 CFO Certification.*
96.1
Technical Report Summary relating to the Peak Gold JV Property prepared for Contango ORE, Inc. and issued effective as of December 31, 2020 by Sims Resources, LLC and John Sims, C.P.G., as the qualified person (Filed as Exhibit 96.1 to the Company’s Form S-3, as filed with the Securities and Exchange Commission on October 26, 2021).*

104	Cover Page Interactive Data File.*

*	Filed herewith.

Auditor Information:  Moss Adams LLP, Houston, Texas, PCAOB ID: 659

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

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Chief Executive Officer	March 2, 2023
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/LEAH GAINES	Vice President, Chief Financial Officer, Chief Accounting Officer , Treasurer	March 2, 2023
LEAH GAINES	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Chairman and Director	March 2, 2023
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	March 2, 2023
JOSEPH COMPOFELICE

/s/ CURTIS FREEMAN	Director	March 2, 2023
CURTIS FREEMAN

/s/ RICHARD SHORTZ	Director	March 2, 2023
RICHARD SHORTZ