Form 10-Q
period 2023-03-31
Contango ORE, Inc.
filed 2023-05-11
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 11, 2023 was 7,619,718.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 Item 1 - Financial Statements

	March 31, 2023	June 30, 2022
ASSETS

CURRENT ASSETS:
Cash	$2,919,091	$23,095,101
Restricted cash	231,000	231,000
Prepaid expenses and other	977,382	453,353
Total current assets	4,127,473	23,779,454

LONG-TERM ASSETS:
Investment in Peak Gold (Note 5)	—	—
Property & equipment, net	13,412,607	13,514,531
Total long-term assets	13,412,607	13,514,531

TOTAL ASSETS	$17,540,080	$37,293,985

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$74,956	$633,856
Accrued liabilities	506,858	870,981
Total current liabilities	581,814	1,504,837

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	236,921	228,082
Contingent consideration liability	1,847,063	1,847,063
Debt, net	19,397,832	19,239,960
Total non-current liabilities	22,681,816	22,515,105

TOTAL LIABILITIES	23,263,630	24,019,942

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Common Stock, $0.01 par value, 45,000,000 shares authorized; 7,306,718 shares issued and outstanding at March 31, 2023; 6,860,420 shares issued and 6,769,923 shares outstanding at June 30, 2022)	73,067	68,604
Additional paid-in capital	82,063,409	74,057,859
Treasury stock at cost (0 at March 31, 2023; and 90,497 shares at June 30, 2022)	—	(2,318,182)
Accumulated deficit	(87,860,026)	(58,534,238)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(5,723,550)	13,274,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$17,540,080	$37,293,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
EXPENSES:
Claim rental expense	$(126,452)	$(157,162)	$(399,828)	$(464,135)
Exploration expense	(251,927)	(1,987,345)	(6,868,410)	(4,153,027)
Depreciation expense	(34,214)	(10,239)	(102,642)	(23,954)
Accretion expense	(2,865)	(2,723)	(8,839)	(6,283)
Impairment from casualty loss, net of recovery	—	(41,249)	—	(41,249)
General and administrative expense	(1,980,921)	(3,228,096)	(6,581,085)	(7,995,029)
Total expenses	(2,396,379)	(5,426,814)	(13,960,804)	(12,683,677)

OTHER INCOME/(EXPENSE):
Interest income	8,402	319	24,746	1,310
Interest expense	(447,510)	(3,103)	(1,343,687)	(6,483)
Loss from equity investment in Peak Gold, LLC (Note 5)	(5,090,000)	(1,518,000)	(14,400,000)	(3,706,000)
Insurance recoveries	—	—	338,301	—
Other income	—	—	15,656	—
Total other income/(expense)	(5,529,108)	(1,520,784)	(15,364,984)	(3,711,173)

LOSS BEFORE TAXES	(7,925,487)	(6,947,598)	(29,325,788)	(16,394,850)
Income tax benefit	—	119,731	—	119,731
NET LOSS	$(7,925,487)	$(6,827,867)	$(29,325,788)	$(16,275,119)

LOSS PER SHARE
Basic and diluted	$(1.09)	$(1.01)	$(4.23)	$(2.42)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	7,243,345	6,743,528	6,938,664	6,725,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,325,788)	$(16,275,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,206,239	3,175,903
Depreciation expense	102,642	23,954
Accretion expense	8,839	6,283
Loss from equity investment in Peak Gold, LLC	14,400,000	3,706,000
Interest expense paid in stock	338,884	—
Amortization of debt discount and debt issuance fees	143,671	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(524,029)	(589,749)
Increase/(decrease) in accounts payable and accrued liabilities	(923,023)	850,228
Decrease (increase) in income tax receivable	—	(341,637)
Increase (decrease) in income tax payable	—	141,906
Net cash used in operating activities	(13,572,565)	(9,249,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(14,400,000)	(3,706,000)
Acquisition of property, plant, and equipment	—	(43,989)
Cash paid for acquisition of Alaska Gold Torrent, LLC, net of cash received	(719)	(11,642,586)
Net cash used by investing activities	(14,400,719)	(15,392,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(126,428)	(779,622)
Cash paid for shares purchased from directors for estimated tax obligations associated with stock vesting	—	(1,538,560)
Debt issuance costs	14,202	—
Cash proceeds from capital raise, net	7,909,500	(43,560)
Net cash provided/(used) by financing activities	7,797,274	(2,361,742)

NET DECREASE IN CASH	(20,176,010)	(27,004,000)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	23,326,101	35,220,588
CASH AND RESTRICTED CASH, END OF PERIOD	$3,150,091	$8,216,588

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$1,016,689	$—
Income taxes	—	80,000
Non-cash investing and financing activities
Asset retirement obligations	—	218,927
Contingent liability for acquisition of Alaska Gold Torrent, LLC	—	1,847,063
Total non-cash investing and financing activities	$—	$2,065,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043
Stock-based compensation	—	—	787,874	—	—	787,874
Treasury shares issued for convertible note interest payment	—	—	—	138,886	—	138,886
Treasury shares withheld for employee taxes	—	—	—	(27,693)	—	(27,693)
Net loss for the period	—	—	—	—	(7,091,770)	(7,091,770)
Balance at September 30, 2022	6,860,420	68,604	74,845,733	(2,206,989)	(65,626,008)	7,081,340
Stock-based compensation	—	—	810,547	—	—	810,547
Issuance of common stock	283,500	2,835	2,844,257	—	—	2,847,092
Treasury shares issued in common stock issuance	(42,525)	(425)		2,166,228	—	2,165,803
Warrants	—	—	657,105	—	—	657,105
Cost of common stock issuance	—	—	(71,500)	—	—	(71,500)
Treasury shares issued for convertible note interest payment	—	—	—	100,000	—	100,000
Treasury shares withheld for employee taxes	—	—	—	(59,239)	—	(59,239)
Net loss for the period	—	—	—	—	(14,308,531)	(14,308,531)
Balance at December 31, 2022	7,101,395	$71,014	$79,086,142	$—	$(79,934,539)	$(777,383)
Stock-based compensation	—	—	607,818	—	—	607,818
Restricted stock activity	85,166	851	(851)	—	—	—
Issuance of common stock	117,500	1,175	1,871,162	—	—	1,872,337
Treasury shares issued in common stock issuance	(1,527)	(15)	—	39,481	—	39,481
Warrants	—	—	438,182	—	—	438,182
Cost of common stock issuance	—	—	(39,000)	—	—	(39,000)
Shares issued for convertible note interest payment	4,184	42	99,956	—	—	99,998
Treasury shares withheld for employee taxes	—	—		(39,481)	—	(39,496)
Net loss for the period	—	—	—	—	(7,925,487)	(7,925,487)
Balance at March 31, 2023	7,306,718	$73,067	$82,063,409	$—	$(87,860,026)	$(5,723,550)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	1,021,851	—	—	1,021,851
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Restricted shares activity	10,000	100	(100)	—	—	—
Net loss for the period	—	—	—	—	(4,572,213)	(4,572,213)
Balance at September 30, 2021	6,685,746	66,857	70,487,797	—	(39,599,801)	30,954,853
Stock-based compensation	—	—	1,256,309	—	—	1,256,309
Restricted stock activity	123,500	1,235	(1,235)	—	—	—
Treasury Shares withheld for employee taxes	—	—	—	(69,307)	—	(69,307)
Net loss for the period	—	—	—	—	(4,875,039)	(4,875,039)
Balance at December 31, 2021	6,809,246	$68,092	$71,742,871	$(69,307)	$(44,474,840)	$27,266,816
Stock-based compensation			897,742	—	—	897,742
Restricted stock activity	27,000	270	(270)	—	—	—
Treasury Shares withheld for employee taxes	—	—	—	(710,315)	—	(710,315)
Treasury shares purchased from directors	—	—	—	(1,538,560)	—	(1,538,560)
Net loss for the period	—	—	—	—	(6,827,867)	(6,827,867)
Balance at March 31, 2022	6,836,246	$68,362	$72,640,343	$(2,318,182)	$(51,302,707)	$19,087,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration for gold ore and associated minerals in Alaska.  The Company conducts its business through three primary means:

●

30.0% membership interest in Peak Gold, LLC (the “Peak Gold JV”), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s plan to mine ore from the Peak and North Peak deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);

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

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production.

Kinross Gold Corporation (“Kinross”) released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project.  Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining (Alaska), Inc., an indirect wholly-owned subsidiary of Kinross (“KG Mining”), and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA Amendment”). The A&R JV LLCA Amendment provides that, beginning in 2023, the budget of the Peak Gold JV shall be determined on a quarterly basis.  The Peak Gold JV management committee approved a budget for the  first and second calendar quarters of 2023 totaling $42.7 million, of which the Company’s share is $12.8 million.  To date, the Company has funded $6.1 million of the approved first and second calendar quarter budgets.  The current year budget primarily relates to access road construction and costs incurred for the refurbishment and expansion of the Manh Choh camp facilities.   The Manh Choh camp facilities, located in Tok, Alaska, have now been completed and construction work on the road has an expected completion of August 2023.  The Mine Operating permit issued by the State of Alaska Department of Natural Resources has been submitted.  Once issued, mine site construction and mine development of the Manh Choh Project site can be undertaken so that the project remains on schedule for first gold production in the second half of 2024.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program.  The Company completed 29 exploration drill holes on the property.  Drilling began in late June 2022, and ended in November when activities ceased  in preparation for the winter months. All 29 holes intersected the Lucky Shot vein structure. The Company has engaged a third-party structural geologist from Oriented Targeted Solutions Inc. to complete a structural analysis of the vein structure based on underground mapping and drill core logging. The Company will release all assay results once the results have been finalized and quality assurance and quality control has been completed.  The Company anticipates completing an initial resource estimate, and then making plans for a follow-up program to continue exploration of the Lucky Shot vein structure.  Once a sufficient size and quality of mineralized material has been defined the Company expects to initiate a technical study to determine if commercial mining is viable.

On the Shamrock Property, the Company conducted soil and surface rock chip sampling during 2021. Follow-up trenching and detailed geologic mapping is planned for the summer of 2023.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow-up geologic mapping and sampling is planned for the summer of 2023.

The Company’s 30.0% membership interest in the Peak Gold JV, its ownership of AGT and Contango Minerals, and cash on hand constitute substantially all of the Company’s assets.

The Company’s fiscal year end is June 30.

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30,2022. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30,2023.

3.  Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, and general and administrative expenses of the Company.  The Peak Gold JV management committee has proposed a significant budget to complete and start the operations of the Manh Choh mine, which will require the Company to either elect to fund its 30% portion or be subject to dilution.  The Company anticipates being able to obtain the capital required to finance its share of the Manh Choh project,  however, if the Company is unable to obtain financing, the Company would elect to not to fund its interest in the Peak Gold JV and would be diluted. In either case, management believes the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months from the date of this report.  If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV.  Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties.  The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-K for the fiscal year ended June 30, 2022 for a summary of the Company's significant accounting policies, as there have been no changes to the Company's significant accounting polices since the time of that filing.

           5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of March 31, 2023, the Company has contributed approximately $33.8 million to the Peak Gold JV.  KG Mining acquired 70% of the Peak Gold JV on September 30, 2020 in connection with the Kinross Transactions.  As of March 31, 2023, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of March 31, 2023:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2021	$—
Investment in Peak Gold, LLC	3,706,000
Loss from equity investment in Peak Gold, LLC	(3,706,000)
Investment balance at June 30, 2022	$—
Investment in Peak Gold, LLC	14,400,000
Loss from equity investment in Peak Gold, LLC	(14,400,000)
Investment balance at March 31, 2023	$—

In conjunction with the CORE Transactions, and KG Mining assuming the role of manager of the Peak Gold JV, the Peak Gold JV converted its method of accounting from US GAAP to International Financial Reporting Standards (“IFRS”).  The condensed unaudited financial statements presented below have been converted from IFRS to US GAAP for presentation purposes.  The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and nine month periods ended March 31, 2023 and 2022, and for the period from inception through March 31, 2023 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from Inception January 8, 2015 to
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023
EXPENSES:
Exploration expense	$645,992	$1,831,148	$4,636,985	$7,180,583	$63,048,512
General and administrative	34,593	383,659	143,485	1,075,816	12,424,505
Total expenses	680,585	2,214,807	4,780,470	8,256,399	75,473,017
NET LOSS	$680,585	$2,214,807	$4,780,470	$8,265,399	$75,473,017

    The Company’s share of the Peak Gold JV’s results of operations for the three and nine months ended March 31, 2023 was a loss of approximately $0.2 million and $1.4 million, respectively.  The Company’s share in the results of operations for the three and nine months ended March 31, 2022 was a loss of approximately $0.7 million and $2.5 million respectively.  The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of March 31, 2023 and June 30, 2022, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of approximately $43.4 million and $42.0 million, respectively, exceeded the historical book value of our investment in the Peak Gold JV, of $33.8 million. Therefore, the investment in the Peak Gold JV had a balance of zero as of each March 31, 2023 and June 30, 2022. The Company is currently obligated to make additional capital contributions to the Peak Gold JV in proportion to its percentage membership interest in the Peak Gold JV in order to maintain its ownership in the Peak Gold JV and not be diluted.  Therefore, the Company only records losses up to the point of its cumulative investment, which was approximately $33.8 million as of March 31, 2023. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to March 31, 2023 are approximately $9.6 million.

6. Prepaid Expenses and other assets

  The Company has prepaid expenses and other assets of $977,382 and $453,353 as of March 31, 2023 and June 30, 2022, respectively. Prepaid expenses primarily relate to prepaid insurance and prepaid annual claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of Common Stock is presented below:

	Three Months Ended March 31,
	2023			2022
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(7,925,487)	7,243,345	$(1.09)	$(6,827,867)	6,743,528	$(1.01)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(7,925,487)	7,243,345	$(1.09)	$(6,827,867)	6,743,528	$(1.01)

	Nine Months Ended March 31,
	2023			2022
	Net Loss	Weighted Average Shares	Loss Per Share	Net Loss	Weighted Average Shares	Loss Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(29,325,788)	6,938,664	$(4.23)	$(16,275,119)	6,725,079	$(2.42)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(29,325,788)	6,938,664	$(4.23)	$(16,275,119)	6,725,079	$(2.42)

 Options and warrants to purchase 501,000 shares of Common Stock of the Company were outstanding as of March 31, 2023, and options to purchase 100,000 shares of Common Stock were outstanding as of March 31, 2022.  These options and warrants were not included in the computation of diluted earnings per share for the three and nine month periods ended March 31, 2023 and 2022 due to being anti-dilutive.  There were no warrants outstanding as of March 31, 2022.

8. Stockholders’ Equity

The Company has 45,000,000 shares of Common Stock authorized, and 15,000,000 authorized shares of preferred stock. As of  March 31, 2023, 7,306,718 shares of Common Stock were outstanding, including 429,376 shares of unvested restricted stock.  As of  March 31, 2023, options and warrants to purchase 501,000 shares of Common Stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  August 2023 and January 2025.

January 2023 Private Placement

On January 19, 2023 the Company completed the issuance and sale of an aggregate of 117,500 shares (the “January 2023 Shares”) of the Company’s Common Stock, for $20.00 per share, and warrants (the “January 2023 Warrants”) entitling each purchaser to purchase shares of Common Stock for $25.00 per share (the “January 2023 Warrant Shares” and together with the January 2023 Shares and the January 2023 Warrants, the “January 2023 Securities”), in a private placement (the “January 2023 Private Placement”) to certain accredited investors (the “January 2023 Investors”) pursuant to Subscription Agreements (the “January 2023 Subscription Agreements”), dated as of January 19, 2023 between the Company and each of the January 2023 Investors. The January 2023 Subscription Agreements include customary representations, warranties, and covenants by the January 2023 Investors and the Company.

Pursuant to the January 2023 Warrants between the Company and each of the January 2023 Investors, the January 2023 Warrants are exercisable, in full or in part, at any time until the second anniversary of their issuance, at an exercise price of $25.00 per share of Common Stock. The January 2023 Warrants also provide for certain adjustments that may be made to the exercise price and the number of shares of Common Stock issuable upon exercise due to future corporate events or actions.  The January 2023 Warrants were classified within equity and the proceeds from the capital raise were allocated to the  warrants based on their relative fair value.   The fair value of each of the January 2023 Warrants was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.65%; (ii) expected life of 1 year; (iii) expected volatility of 40.4%; and (iv) expected dividend yield of 0%.

Petrie Partners Securities, LLC (“Petrie”) assisted the Company with the January 2023 Private Placement and received compensation equal to 3.25% of the proceeds from the January 2023 Investors solicited by Petrie.  Net proceeds from the January 2023 Private Placement totaled approximately $2.3 million. The Company will use these proceeds to fund its exploration and development program and for general corporate purposes. The January 2023 Securities sold were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but the January 2023 Shares and the January 2023 Warrant Shares are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

Pursuant to the December 2022 Warrants between the Company and each of the December 2022 Investors, the December 2022 Warrants are exercisable, in full or in part, at any time until the second anniversary of their issuance, at an exercise price of $25.00 per share of Common Stock. The December 2022 Warrants also provide for certain adjustments that may be made to the exercise price and the number of shares of Common Stock issuable upon exercise due to future corporate events or actions.  The December 2022 Warrants were classified within equity and the proceeds from the capital raise were allocated to the  warrants based on their relative fair value.   The fair value of each of the December 2022 Warrants was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.66%; (ii) expected life of 1 year; (iii) expected volatility of 37.73%; and (iv) expected dividend yield of 0%.

Petrie assisted the Company with the December 2022 Private Placement and received compensation equal to 3.25% of the proceeds from the December 2022 Investors solicited by Petrie.  Net proceeds from the December 2022 Private Placement totaled approximately $5.6 million. The Company will use these proceeds to fund its exploration and development program and for general corporate purposes. The December 2022 Securities sold were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but the December 2022 Shares and the December 2022 Warrant Shares are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

9. Sales Transaction with KG Mining

On September 29, 2020, the Company, CORE Alaska and KG Mining, entered into entered into a Purchase Agreement (the “CORE Purchase Agreement”), pursuant to which CORE Alaska sold a 30.0% membership interest (the “CORE JV Interest”) in the Peak Gold JV, to KG Mining (the “CORE Transactions”). The CORE Transactions closed on September 30, 2020.  In consideration for the CORE JV Interest, the Company received $32.4 million in cash and 809,744 shares of Common Stock. The 809,744 shares of Common Stock were acquired by KG Mining from Royal Gold, as part of the Royal Gold Transactions and were subsequently canceled by the Company. Of the $32.4 million cash consideration, $1.2 million constituted a reimbursement prepayment to the Company relating to its proportionate share of silver royalty payments that the Peak Gold JV may be obligated to pay to Royal Gold, with the understanding that KG Mining will bear the entire economic impact of those royalty payments due from the Peak Gold JV.

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

Prior to the CORE Transactions, the Peak Gold JV was a variable interest entity as defined by FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company was not the primary beneficiary since it did not have the power to direct the activities of the Peak Gold JV. The Company’s ownership interest in the Peak Gold JV has therefore historically applied the equity method of accounting for its investment.  After the Kinross Transactions, the Company retained a 30.0% membership interest in the Peak Gold JV.  The Company continues to have significant influence in the Peak Gold JV pursuant to its right to designate one of the three seats on the Peak Gold JV management committee.  Therefore, the Company will continue to account for its investment in the Peak Gold JV under the equity method.

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

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   As of March 31, 2023, the Company had exceeded the required $10,000,000 in expenditures.

The Company evaluated this acquisition under ASC 805, Business Combinations and the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business (the assembled workforce does not currently perform a substantive process).  Therefore, the Company accounted for the purchase as an asset acquisition, and allocated the total consideration transferred on the date of the acquisition, approximately $13.5 million, to the assets acquired on a relative fair value basis.  The total consideration transferred was comprised of $5.1 million in cash, a $6.25 million promissory note, $0.3 million in direct transactions costs, plus the fair value of the contingent liability (described above), net of cash received.  The Company accounted for the share portion of the contingent liability in accordance with ASC 480 and measured at fair value at inception, approximately $1.85 million. The fair value of this liability was calculated using management’s projected timing of mining activities and mineral resources being defined and an estimate of the probability of achieving those targets.  The share portion of the contingent consideration is classified within Level 3 of the fair value hierarchy.  Changes in value in subsequent periods, based on management’s ongoing assessment of probability, will be recorded in earnings. There was no change in probability, and thus no change in value of the liability during the current period.  The Company’s accounting policy is to recognize the contingent consideration associated with cash contingent payments related to the asset acquisitions when the contingency is resolved. Any amounts issued in excess of the contingent consideration initially recognized as a liability would be an additional cost of the asset acquisition allocated to increase the eligible assets on a relative fair value basis.  Amounts issued that are less than the contingent consideration initially recognized as a liability would be a reduction of the cost of the asset(s) acquired and would reduce the eligible assets on a relative value basis.

       11.  Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	March 31, 2023	June 30, 2022
Mineral properties	N/A - Units of Production	$11,700,726	$11,700,007
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20-39 years	1,455,546	1,455,546
Machinery and equipment	3 - 10 years	287,635	287,635
Vehicles	5 years	135,862	135,862
Computer and office equipment	5 years	16,239	16,239
Furniture & fixtures	5 years	2,270	2,270
Less: Accumulated depreciation and amortization		(158,383)	(55,740)
Less: Accumulated impairment		(115,025)	(115,025)
Property & Equipment, net		$13,412,607	$13,514,531

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

As of March 31, 2023, there were 429,376 shares of unvested restricted Common Stock outstanding and 100,000 options to purchase shares of Common Stock outstanding issued under the Equity Plan. Stock-based compensation expense for the three and nine months ended March 31, 2023  was $607,818 and $2,206,239, respectively.  Stock-based compensation expense for the three and nine months ended March 31, 2022 was $897,742 and $3,175,903, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.

On December 1, 2020, the Company granted an aggregate 20,000 shares of Common Stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.    As of March 31, 2023, 3,334 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of Common Stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of March 31, 2023, 6,667 shares of restricted stock granted in August 2021 remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2023 and  January 2024.    As of  March 31, 2023, all 113,500 shares of such restricted stock granted remained unvested.

On February 2, 2022 the Company also granted to four employees a total of 12,000 shares of restricted stock.  These restricted shares vest between  January 2023 and January 2025.  As of  March 31, 2023, 6,000 shares of such restricted stock granted remained unvested.

In December 2022, the Company cancelled 167,500 shares of unvested restricted stock held by executives and the non-executive directors that were set to vest in  January 2023.  The Company also granted 209,375 restricted shares of common stock to its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2022 vest in January 2025. As of  March 31, 2023, there were 209,375 shares of such restricted stock that remained unvested.

On February 7, 2023, the Company granted 90,500 restricted shares of Common Stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests in January 2025.  As of  March 31, 2023, all 90,500 shares of such restricted stock granted remained unvested.

As of March 31, 2023, the total compensation cost related to unvested awards not yet recognized was $3,952,212.  The remaining costs will be recognized over the remaining vesting period of the awards.

Stock options.  There were no stock option exercises during the three and nine months ended March 31, 2023.  There were also no stock option exercises during the three and nine months ended March 31, 2022.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows.  All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model (Level 2 of the fair value hierarchy).  As of  March 31, 2023, the stock options had a weighted-average remaining life of 1.77 years. All of the compensation cost related to these stock options had been recognized as of March 31, 2023.

  A summary of the status of stock options granted under the Equity Plan as of  March 31, 2023 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended
	March 31, 2023
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2022	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$1,032,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$1,032,000
Available for grant, end of period	473,386
Weighted average fair value per share of options granted during the period	$—

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2022-2023 assessment year totaled $355,805. The Company paid the current year claim rentals in November 2022.  The associated rental expense is amortized over the rental claim period, September 1 - August 31 of each year.  As of March 31, 2023, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.  The Company obtained 100% ownership of these claims in conjunction with the Separation Agreement.

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

Roc Global Financing Fees.  The Company engaged ROC Global, LLC (“ROC Global”) as a financial advisor and investment banker.  The  engagement term ended on  March 31, 2023.  If the Company completes or enters into a definitive agreement to complete a debt financing with a party introduced to the Company by ROC Global within the eighteen months of March 31, 2023 the Company will pay ROC Global 3.25% of the gross proceeds received by the Company, before any expenses and fees of the loan transaction and/or the securities of the Company being offered and sold in such a debt financing.

15.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of March 31, 2023 and June 30, 2022 and has recognized zero income tax expense for the three and nine months ended March 31, 2023.  The Company recognized $0.1 income tax benefit for the three and nine months ended March 31, 2022. The effective tax rate was 0% for the three and nine months ending March 31, 2023 and 2022.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book and taxable net loss for its fiscal year end, June 30, 2023.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2023 or June 30, 2022.

16.  Debt

On  April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. (“QRC”).  The Company used the proceeds from the sale of the debenture to fund commitments to the Peak Gold JV, the exploration and development at its Lucky Shot properties, and for general corporate purposes.

The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock issued at the market price at the time of payment based on a 20-day volumetric weighted average price (“VWAP”). The debenture is unsecured, with a maturity of four years after issuance. The holder  may convert the debenture into Common Stock at any time at a conversion price of $30.50 per share (equivalent to 655,738 shares), subject to adjustment. The Company  may redeem the debenture after the third anniversary of issuance at 105% of par, provided that the market price (based on a 20-day VWAP) of the Company’s Common Stock is at least 130% of the conversion price. The Company  may also redeem the debenture, and the holder will have rights to put the debenture to the Company, upon a change of control of the Company, with the redemption or put price being 130% of par for the first three years following issuance and 115% of par thereafter and accrued interest at the time of redemption or put being paid in the same form as other interest payments.  Upon the completion of a secured financing the holder has the right to require the Company to redeem the debenture.  Additionally, upon announcement of a change of control, the Company has the right to require the holder to convert some or the whole principal amount of the debenture into shares at the conversion price, subject to certain conditions.

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

The debt carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million.  As of March 31, 2023 and June 30, 2022, the unamortized discount and issuance costs were $0.6 million and $0.8 million, respectively.  The carrying amount of the debt at March 31, 2023 and June 30, 2022, net of the unamortized discount and issuance costs, was $19.4 million and $19.2 million, respectively.  The fair value of the note (Level 2) as of March 31, 2023 and June 30, 2022 was $20.0 million.  The company recognized interest expense totaling $0.4 million related to this debt for the quarter ended March 31, 2023 (inclusive of approximately $400,000 of contractual interest, and approximately $47,000 related to the amortization of the discount and issuance fees).  The company recognized interest expense totaling $1.3 million related to this debt for the nine months ended March 31, 2023 (inclusive of approximately $1.2 million of contractual interest, and approximately $144,000 related to the amortization of the discount and issuance fees).   The effective interest rate of the note is the same as the stated interest rate, 8.0%.  The effective interest rate for the amortization of the discount and issuance costs as of June 30, 2022 was 1.0%.  The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features.  The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting.  The fair value of the identified derivative was determined to be de minimis at April 26, 2022, June 30, 2022, and March 31, 2023 as the probability of a change of control was negligible as of those dates.   For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

17. Subsequent Events

In May 2023, the Company offered the holders of its December 2022 Warrants and January 2023 Warrants (with an original exercise price of $25.00) the opportunity to exercise those warrants at the reduced exercise price of $22.00 and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants on or before May 9, 2023.  As of May 10, 2023, a total of 313,000 December 2022 Warrants and January 2023 Warrants have been exercised resulting in total cash to the Company of $6.9 million (the “Warrant Exercise Proceeds”) and the issuance of 313,000 shares of Company Common Stock upon such exercise. Such shares of Common Stock were issued in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations of the Company.  In connection with the accelerated exercise of the December 2022 Warrants and January 2023 Warrants, the Company agreed to issue new warrants to purchase shares of Company Common Stock at $30.00 per share to the exercising holders in the amount of the respective December 2022 Warrants and January 2023 Warrants that were exercised by such holders.  As a result, the Company has issued new warrants to purchase 313,000 shares of Company Common Stock.

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

Overview

The Company engages in exploration for gold ore and associated minerals in Alaska.  The Company conducts its business through three primary means:

●

30.0% membership interest in Peak Gold, LLC (the “Peak Gold JV”), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s plan to mine ore from the Peak and North Peak deposits within the Peak Gold JV Property (the “Manh Choh Project”);

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

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production.  The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the Run-of-Mine ore from the Manh Choh mine site to the Fort Knox Mill complex. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh site.  The Peak Gold JV will be charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective as of April 14, 2023.

Kinross Gold Corporation (“Kinross”) released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project.  Effective December 31, 2023, CORE Alaska, KG Mining and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (the “A&R JV LLCA Amendment”). The A&R JV LLCA Amendment provides that, beginning in 2023, the budget of the Peak Gold JV shall be determined on a quarterly basis.  The Peak Gold JV management committee has approved a budget for the  first and second calendar quarters of 2023 totaling $42.7 million, of which the Company’s share is $12.8 million.  To date, the Company has funded $6.1 million of the approved first and second calendar quarter budgets.  The current year budget primarily relates to access road construction and costs incurred for the refurbishment and expansion of the Manh Choh camp facilities.   The Manh Choh camp facilities, located in Tok, Alaska, have now been completed and construction work on the road has an expected completion of August 2023.  The Mine Operating permit issued by the State of Alaska Department of Natural Resources has been submitted.  Once issued, mine site construction and mine development of the Manh Choh Project site can be undertaken so that the project remains on schedule for first gold production in the second half of 2024.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program.  The Company completed 29 exploration drill holes on the property.  Drilling began in late June 2022, and ended in November when activities ceased  in preparation for the winter months. All 29 holes intersected the Lucky Shot vein structure. The Company has engaged a third-party structural geologist from Oriented Targeted Solutions Inc. to complete a structural analysis of the vein structure based on underground mapping and drill core logging. The Company will release all assay results once the results have been finalized and quality assurance and quality control has been completed.  The Company anticipates completing an initial resource estimate, and then making plans for a follow-up program to continue exploration of the Lucky Shot vein structure.  Once a sufficient size and quality of mineralized material has been defined the Company expects to initiate a technical study to determine if commercial mining is viable.

On the Shamrock Property, the Company conducted soil and surface rock chip sampling during 2021. Follow-up trenching and detailed geologic mapping is planned for the summer of 2023.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow-up geologic mapping and sampling is planned for the summer of 2023.

The Company’s 30.0% membership interest in the Peak Gold JV, its ownership of AGT and Contango Minerals, and cash on hand constitute substantially all of the Company’s assets.

Strategy

Partnering with strategic industry participants to expand future exploration work.  As of October 1, 2020, in conjunction with the Kinross Transactions and the signing of the A&R JV LLCA, KG Mining became the manager of the Peak Gold JV (the “Manager”).  KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Peak Gold JV operations in accordance with industry standards and applicable laws, and other limited circumstances.  Except as expressly delegated to the Manager, the A&R JV LLCA provides that the management committee has exclusive authority to determine all management matters related to the Company. Peak Gold JV management committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining.  The Representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the management committee.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of March 31, 2023, the Company’s directors and executives beneficially own approximately 22.8% of the Company’s Common Stock.

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

With regard to the Lucky Shot Acquisition, in addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal.  The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   The Company has exceeded the required $10,000,000 in expenditures.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company has designated one of the three members of the Peak Gold JV management committee and on March 31, 2023 held a 30.0% ownership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV and manages, directs, and controls operations of the Peak Gold JV. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of March 31, 2023 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

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

Convertible Debenture.  The Company accounts for its convertible debenture in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which requires the liability and equity components of convertible debt to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  Debt discount created by the bifurcation of embedded features in the convertible debenture are reflected as a reduction to the related debt liability.  The discount is amortized to interest expense over the term of the debt using the effective-interest method.

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

Results of Operations

Neither the Company nor the Peak Gold JV has commenced mining or producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue other than contributions by the Company and KG Mining to the Peak Gold JV, and, in addition to the consideration received in the Kinross Transactions, the Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Peak Gold JV Property. The Company does not expect the Peak Gold JV to generate revenue from mineral sales until at least the second half of 2024 based on KG Mining’s current schedule. If the Peak Gold JV Property fails to contain any proven reserves, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and it may never do so.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $126,452 compared to $157,162 for the three months ended March 31, 2022.   The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.

Exploration Expense.  Exploration expense for the three months ended March 31, 2023 was $0.2 million compared to $2.0 million for the three months ended March 31, 2022.  Current year exploration expense relates to exploration work performed on our Lucky Shot Property.  The Company’s Lucky Shot project was on care and maintenance during the winter months therefore, little activity was performed during the three months ended March 31, 2023.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2023 and 2022 were $2.0 million and $3.2 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, management fees, payroll and stock-based compensation expense.  General and administrative expenses were higher for the three months ended March 31, 2022 as a result of  capitalized legal fees of approximately $0.6 million associated with a potential capital raise that were expensed during that quarter, as well as a $0.3 million bonus paid to Rick Van Nieuwenhuyse during that quarter.  The stock-based compensation expense for the three months ended March 31, 2023 was approximately $0.6 million, compared to $0.9 million for the nine months ended March 31, 2022.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended March 31, 2023 and 2022 was $5.1 million and $1.5 million, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $5.1 million in the Peak Gold JV during the current quarter.  The Company invested $1.5 million in the Peak Gold JV during the three months ended March 31, 2022.   The current quarter cash needs of the Peak Gold JV were higher compared to prior year, because the Peak Gold JV moved into the development phase in early 2022, and has been incurring costs related to Manh Choh camp and access roads in preparation for first production in 2024.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to March 31, 2023 are $9.6 million.

Interest Expense.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC.  The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock (See Note 16 to our Consolidated Financial Statements). The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 10 to our Consolidated Financial Statements).  Interest expense for the quarter ended March 31, 2023 of $0.4 million includes the interest related to the convertible debenture.  Interest expense for the quarter ended March 31, 2022 of relates to accrued interest related to the Promissory Note.   The Promissory Note was paid in full with cash on February 25, 2022.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $399,828 compared to $464,135 for the nine months ended March 31, 2022.   The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.

Exploration Expense.  Exploration expense for the nine months ended March 31, 2023 was $6.9 million compared to $4.2 million for the nine months ended March 31, 2022.  Current year exploration expense relates primarily to exploration work performed on our Lucky Shot Property.  Lucky Shot was acquired in August 2021, and the development and exploration program did not begin until late 2021.

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2023 and 2022 were $6.6 million and $8.0 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, management fees, payroll and stock-based compensation expense. The current year decrease in general and administrative expenses primarily relates to the reduction in stock-based compensation expense.   The stock-based compensation expense for the nine months ended March 31, 2023 was approximately $2.2 million, compared to $3.1 million for the nine months ended March 31, 2022.  The Company also did not pay bonuses during the nine months ended March 31, 2023, compared to $0.5 million in bonuses paid during the nine months ended March 31, 2022.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the nine months ended March 31, 2023 and 2022 was $14.4 million and $3.7 million, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $14.4 million in the Peak Gold JV during the nine months ended March 31, 2023.  The Company invested $3.7 million in the Peak Gold JV during the nine months ended March 31, 2022.   The current periold cash needs of the Peak Gold JV were higher compared to prior year, because the Peak Gold JV moved into the development phase in early 2022, and has been incurring costs related to Manh Choh camp and access roads in preparation for first production in 2024.  The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to March 31, 2023 are $9.6 million.

Interest Expense.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC.  The debenture bears interest at 8% per annum, payable quarterly, with 6% paid in cash and 2% paid in shares of Common Stock (See Note 16 to our Consolidated Financial Statements). The Company acquired AGT in August 2021 for an initial payment at closing of $5 million (plus a working capital adjustment of $0.1 million) in cash and a Promissory Note (see Note 10 to our Consolidated Financial Statements).  Interest expense for the nine months ended March 31, 2023 of $1.3 million includes the interest related to the convertible debenture.  Interest expense for the nine months ended March 31, 2022 of relates to accrued interest related to the Promissory Note.   The Promissory Note was paid in full with cash on February 25, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $3.1 million of cash.

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

The Peak Gold JV management committee has proposed a significant budget to complete and start the operations of the Manh Choh mine. Specifically, the Peak Gold JV management committee has approved a budget for the  first and second calendar quarters of 2023 totaling $42.7 million, of which the Company’s share is $12.8 million.  To date, the Company has funded $6.1 million of the approved first and second calendar quarter budgets.    This budget primarily relates to access road construction and refurbishment and expansion of the Manh Choh camp.  The Company expects the Peak Gold JV management committee to approve the budgets for the third calendar quarter on or before June 30, 2023, with successive calendar quarterly budgets adopted on a quarterly basis.  Upon adoption, the Company will be required to make capital contributions of 30% of the budgeted amounts or face the possible dilution of its interest in the Peak Gold JV.  This will require substantial capital raising efforts by the Company in order to avoid dilution in its Peak Gold JV interest.

On December 23, 2022, the Company completed the issuance and sale of an aggregate of 283,500 shares of the Company’s Common Stock, for $20.00 per share, and warrants  entitling each purchaser to purchase shares of Common Stock for $25.00 per share in a private placement  to certain accredited investors. Net proceeds from the December 2022 Private Placement totaled approximately $5.6 million. (See Note 8 – Stockholder’s Equity for further discussion). On January 19, 2023, the Company completed the issuance and sale of an aggregate of 117,500 shares, for $20.00 per share, and warrants  entitling each purchaser to purchase shares of Common Stock for $25.00 per share in a private placement  to certain accredited investors. Net proceeds from the January 2023 Private Placement totaled approximately $2.3 million. The Company will use the proceeds from the December 2022 and January 2023 private placements to fund its exploration and development program and for general corporate purposes.  In May 2023, the Company offered the holders of its December 2022 Warrants and January 2023 Warrants (with an original exercise price of $25.00) the opportunity to exercise those warrants at the reduced exercise price of $22.00 and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants on or before May 9, 2023.  As of May 10, 2023, a total of 313,000 December 2022 Warrants and January 2023 Warrants have been exercised resulting in total cash to the Company of $6.9 million and the issuance of 313,000 shares of Company Common Stock upon such exercise. Such shares of Common Stock were issued in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. Proceeds from the exercise of the warrants will be used for working capital purposes and for funding future obligations of the Company.  In connection with the accelerated exercise of the December 2022 Warrants and January 2023 Warrants, the Company agreed to issue new warrants to purchase shares of Company Common Stock at $30.00 per share to the exercising holders in the amount of the respective December 2022 Warrants and January 2023 Warrants that were exercised by such holders.  As a result, the Company has issued new warrants to purchase 313,000 shares of Company Common Stock.

On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC. The debenture was purchased at par.  The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties,  and general and administrative expenses of the Company.  If a large budget is undertaken, and no additional financing is obtained, the Company can elect not to fund its portion of the approved budget, in which case the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months; however, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV.  Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties.

On March 20, 2023, the Company entered into a project finance mandate with ING CAPITAL LLC (“ING”) and Macquarie Bank Limited (“Macquarie”) to arrange a US$70 million senior secured loan facility to fund its portion of the pre-production construction and working capital/operating expenditures for the Peak Gold JV.  The negotiations for that senior loan facility are progressing and are expected to be completed in May 2023. The Company anticipates that the proposed secured credit facility with ING and Macquarie will provide a substantial portion of the capital necessary to fund the Company’s 30% portion of the projected budget amounts necessary to complete the Manh Choh mine.  Other than the initial draw amount, funding under the secured credit facility is conditioned on the Company receiving approximately $32 million in proceeds from the sale of its equity, which will be in addition to the proceeds from the secured loan facility.

If the secured credit facility is not consummated and the Company is unable to obtain other financing, the Company would elect to not to fund its interest in the Peak Gold JV and would be diluted. In either case, management believes the Company would maintain sufficient liquidity to meet its working capital requirements for the next twelve months from the date of this report.  If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV.  Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

Further financing by the Company may include issuances of equity, instruments convertible into equity (such as warrants) or various forms of debt. The Company believes that it is more likely than not that it will raise capital through the issuance of additional equity and or debt securities in the next six months for purposes of funding its proportionate share of future Peak Gold JV exploration and for the Company’s operating costs, including meeting the conditions necessary to close the senior loan facility with ING and Macquarie. The Company has issued Common Stock and other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of Common Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of the Company’s securities. Any additional issuances of Common Stock or securities convertible into, or exercisable or exchangeable for, Common Stock may ultimately result in dilution to the holders of Common Stock, dilution in any future earnings per share of the Company and may have a material adverse effect upon the market price of the Common Stock of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2022, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “Item 2. Properties— Environmental Regulation and Permitting,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2022. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2022 are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

Our cash and cash equivalents may be exposed to failure of our banking institutions.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, such allocation, we are subject to the risk of bank failure. None of our cash and cash equivalents was held at any of the banks that have failed during the reporting period and we do not expect further developments in the banking system to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if the banks where we hold deposits were to experience a similar failure, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.Exhibits

(a)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference (File No. 001-35770, unless otherwise indicated).

Exhibit Number	Description

3.1

Certificate of Incorporation of Contango ORE, Inc.  (Filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

3.3	Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 26, 2010).

3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2021).

4.1	Form of Certificate of Contango ORE, Inc. Common Stock. (Filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2013, as filed with the Securities and Exchange Commission on November 14, 2013).

4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012).

4.3	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.4	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc. (Filed as Exhibit 3.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.5	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).

4.6	Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).

4.7

Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.

(Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2020).

4.8	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2021).

4.9	Amendment No. 2 to Rights Agreement, dated as of August 31, 2022, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 2, 2022).

4.10	Form of Registration Rights Agreement dated as of December 23, 2022. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).

4.11	Form of Registration Rights Agreement dated as of January 19, 2023. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

10.1	Form of Subscription Agreement dated as of January 19, 2023(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

10.2	Form of Warrant dated as of January 19, 2023 (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

10.3	Form of Subscription Agreement dated as of January 19, 2023(Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

10.4	Form of Warrant dated as of January 19, 2023(Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 11, 2023	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)