Form 10-K
period 2023-06-30
Contango ORE, Inc.
filed 2023-09-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023

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

(713) 877-1311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CTGO	NYSE American
Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

  If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

  Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of December 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the NYSE American) was $91,041,747.  As of September 13, 2023, there were 9,393,922 shares of the registrant’s common stock outstanding.

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

FOR THE FISCAL YEAR ENDED June 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. These include such matters as:

•	The Company’s financial position;
•	Business strategy, including outsourcing;
•	Meeting Company forecasts and budgets;
•	Anticipated capital expenditures and the availability of future financing;
•	Risk in the pricing or timing of hedges the Company has entered into for the production of gold and associated minerals;
•	Prices of gold and associated minerals;
•	Timing and amount of future discoveries (if any) and production of natural resources from the Peak Gold JV Property and the Company’s other properties;
•	Operating costs and other expenses;
•	Cash flow and anticipated liquidity;
•	The Company’s ability to fund its business with current cash reserves based on currently planned activities;
•	Prospect development;
•	Operating and legal risks; and
•	New governmental laws and regulations.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•	Ability to raise capital to fund capital expenditures and repayment of indebtedness;
•	Ability to retain or maintain capital contributions to, and our relative ownership interest in the Peak Gold JV;
•	Ability to influence management of the Peak Gold JV;
•	Potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	Risks associated with exploring in the mining industry;
•	Timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals; as well as price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	Ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes on mining operations and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental and regulatory, health and safety risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Peak Gold JV’s and the Company’s exploration schedule and operating activities;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of the mining industry;
•	Risk related to title to properties; and
•	Ability to consummate strategic transactions.

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

PART I

Item 1.     BUSINESS

Overview

Contango ORE, Inc., (“CORE” or the “Company”) engages in exploration for gold ore and associated minerals in Alaska.  The Company conducts its operations through three primary means:

●

30.0% membership interest in Peak Gold, LLC (the “Peak Gold JV”), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s plan to mine ore from the Main and North Manh Choh deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., which includes three former producing gold mines located on patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (“Lucky Shot”, “Lucky Shot Property”, or the “Lucky Shot Project”) (See Note 8 to our Consolidated Financial Statements- Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska  (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property,  the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).  The Company relinquished approximately 69,000 acres located on the Eagle/Hona Property in November 2022. The Company retained essentially all of the acreage where drilling work was performed in 2019 and 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in this Annual Report on Form 10-K as the “Contango Properties”.

 The Company’s Manh Choh Project is in the development stage.  All other projects are in the exploration stage.

 The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The other 70.0% membership interest in the Peak Gold JV is owned by KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”). Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production.  The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh Project to the Fort Knox facilities. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh Project. The Peak Gold JV will be charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective on April 14, 2023.

Kinross  released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project.  Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the budget of the Peak Gold JV shall be determined on a quarterly basis.  To date, the Peak Gold JV management committee (the “Management Committee”) has approved a budget for 2023, with cash calls totaling approximately $180 million, of which the Company’s share is approximately $54 million.  To date, the Company has funded $36.5 million of the 2023 budget.    On May 15, 2023, the Peak Gold JV received approval of its Waste Management Plan, Plan of Operations, and Reclamation and Closure Plan from the State of Alaska Departments of Environmental Conservation and Natural Resources.  The Manh Choh camp and road access to the mine site are complete and all mining equipment is on site and mining has commenced.  Current mining activity consists of mostly pre-stripping the waste material and stockpiling any ore in preparation for transportation to the Fort Knox mill for processing. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies.  Kinross believes that production is expected to commence at Manh Choh in the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program.  The Company completed 29 exploration drill holes on the property.  Drilling began in late June 2022, and ended in November when activities ceased  in preparation for the winter months. All 29 holes intersected the Lucky Shot vein structure.   In August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein.  The Company plans to drill 12  or more holes (3,300 meters) from one drill pad on top of the mountain.  This will be a helicopter supported drill program. The Company will drill as many holes as can be safely completed before winter weather conditions set in.

On the Shamrock Property, the Company conducted soil and surface rock chip sampling during 2021. Follow up trenching and detailed geologic mapping is planned for the summer of 2024.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow up geologic mapping and sampling is planned for the summer of 2024.

Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska, LLC as the borrower, each of the Company, AGT, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC as administrative agent for the lenders, and Macquarie Bank Limited, as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. The Company drew $10 million on the term loan facility at the initial closing, with future borrowings subject to certain additional conditions being met.

Outstanding amounts under the Facility will bear interest based on the three-month adjusted term Secured Overnight Financing Rate (“SOFR”) plus (i) 6.00% per annum prior to the completion date for the Manh Choh Project and (ii) 5.00% per annum thereafter, which will be payable quarterly. The Facility will mature on December 31, 2026 and will be repaid via quarterly repayments over the life of the loan.  The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including customary events of default.  The Company entered into amendments to the Credit Agreement extending the time for the Company to satisfy the remaining conditions to a second borrowing on the term loan facility, and satisfied such conditions as of the date of this filing.

S-K 1300 Reports

On May 26, 2023, the Company completed a Technical Report Summary (“TRS”), prepared in accordance with subpart 1300 of Regulation S-K (“S-K 1300”), on the Manh Choh Project. The Manh Choh TRS summarizes the results of a preliminary economic assessment of the Peak Gold JV Property (a “Feasibility Study”) and subsequent Feasibility Study economic update prepared by KG Mining. The mineral resource estimate set forth in the TRS represents an update as of December 31, 2022 to the April 2021 Manh Choh TRS.

On June 12, 2023, the Company completed a TRS, prepared in accordance with S-K 1300, on the Lucky Shot Project. The Lucky Shot TRS summarizes mineral resource estimates held by Contango at the Lucky Shot Project as of May 26, 2023.

Strategy

Partnering with strategic industry participants to expand future exploration work.  As of October 1, 2020, in conjunction with the transactions that established the current ownership interests in the Peak Gold JV (the “Kinross Transactions”) and the signing of the A&R JV LLCA, KG Mining became the manager of the Peak Gold JV (the “Manager”).  KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Peak Gold JV operations in accordance with industry standards and applicable laws, and other limited circumstances.  Except as expressly delegated to the Manager, the A&R JV LLCA provides that the Management Committee has exclusive authority to determine all management matters related to the Company. The Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining.  The representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain actions that require approval by unanimous vote of the representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the Management Committee.

Structuring incentives to drive behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of June 30, 2023, the Company’s directors and executives beneficially own approximately 21.4% of the Company’s common stock.

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

Adverse Climate Conditions

Weather conditions affect the Company’s and the Peak Gold JV’s ability to conduct exploration activities and mine any ore from their respective properties. While the Company believes exploration, development work and any subsequent mining may be conducted year-round, the arctic climate limits many exploration and mining activities during certain seasons.

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

Employees

The Company has eleven full-time employees. Rick Van Nieuwenhuyse, its President and Chief Executive Officer is responsible for the management of the Company. Brad Juneau serves as the Company’s Chairman. Leah Gaines is the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company.  The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Peak Gold JV utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company’s directors and executive officers as of the date of this report:

Name	Age	Position
Brad Juneau	63	Chairman
Rick Van Nieuwenhuyse	67	President, Chief Executive Officer, and Director
Mike Clark	41	Executive Vice President - Finance
Leah Gaines	47	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Joseph Compofelice	74	Director
Curtis Freeman	67	Director
Richard Shortz	78	Director

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

Mike Clark. Mr. Clark was appointed to serve as Executive Vice President - Finance of the Company effective July 11, 2023.  He previously served as Chief Financial Officer of Alexco Resource Corp., from December 2014 until its acquisition by Hecla Mining Company in September 2022. Mr. Clark has spent over 18 years in the mining sector, all of it in executive management roles. Mr. Clark is a Chartered Professional Accountant and holds a Bachelor of Technology in Accounting degree from the British Columbia Institute of Technology.

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

Joseph Compofelice. Mr. Compofelice has been a director of the Company since its inception. Since January 1, 2014, Mr. Compofelice has been an Operating Partner at White Deer Energy, a private equity firm that targets investments in the energy business.  Mr. Compofelice currently serves as Chairman and CEO of Axios Industrial Services, LLC a portfolio company of White Deer.   Mr. Compofelice served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service from January 2004 to December 2013. Mr. Compofelice served as Chairman of the Board of Directors of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000, he was Chairman and Chief Executive Officer of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science from California State University at Los Angeles and his Masters of Business Administration from Pepperdine University.

Curtis Freeman.  Mr. Freeman has been a director of the Company since 2022.  Mr. Freeman is a U.S. Certified Professional Geologist and a licensed geologist in the State of Alaska as well as a member of several professional organizations. Since forming Avalon Development (“Avalon”) in 1985, Mr. Freeman and his crews have conducted mineral exploration throughout Alaska as well as in the Yukon, the western United States, Central America, South America, New Zealand and Africa. He has consulted for numerous major and junior mining companies and he and his team of professionals have been credited with a number of gold, copper, silver, nickel, platinum group, and rare metal discoveries in Alaska and other parts of the world. Mr. Freeman was Project Manager for the Manh Choh Project from its acquisition by the Company’s predecessor in 2008 through 2019. Mr. Freeman and his team were responsible for the discovery of the Manh Choh Project deposits as well as identification of other known mineral prospects in the area. Mr. Freeman is a Founding Director of Canadian TSXV-listed Tectonic Metals Inc., and a Founding Director and President of Valhalla Metals Inc. and Anglo Alaska Gold Corp., both private Alaska-domiciled companies involved in VMS and gold exploration, respectively. Mr. Freeman also serves on the Technical Advisory Boards of Canadian publicly-listed Metallic Minerals, Group Ten Metals and Granite Creek Copper. Mr. Freeman earned his Bachelor's degree in Geology in 1978 from the College of Wooster, Ohio and his Master’s Degrees in Economic Geology in 1980 from University of Alaska – Fairbanks.

Richard Shortz.  Mr. Shortz has been a director of the Company since 2016.  Mr. Shortz is President and Chief Executive Officer of Pavia Capital, LLP, a family office investment company.  Mr. Shortz served as a Partner of Morgan, Lewis & Bockius LLP, an international law firm (“Morgan Lewis”) from 1995 through September 2016 and as a Partner with Jones Day Reavis & Pogue LLP, another international law firm, from 1983 through 1994.  He previously was an executive of Tosco Corporation, an independent oil and gas company, from 1973 through 1983 where he became Senior Vice President, General Counsel and Secretary.  Mr. Shortz has extensive experience in corporate finance, mergers and acquisitions and corporate governance, regularly advising both public and private energy companies.  While a Partner at Morgan Lewis, Mr. Shortz served as Chairman of the firm’s Energy Group and a member of its Board of Directors.  Mr. Shortz received a Bachelor of Science degree in Accounting from Indiana University in 1967 and a Juris Doctor degree from Harvard Law School in 1970.

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

Corporate Offices

The Company currently leases office space at 3700 Buffalo Speedway, Ste 925, Houston, TX 77098.

Code of Ethics

The Company has adopted a Code of Ethics for all of its employees.  A copy of our Code of Ethics is filed as an Exhibit to this Form 10-K and is also available on the Company’s website at www.contangoore.com.

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

Periods of global economic volatility create market uncertainty, which negatively affects the mining and minerals sectors in general. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, rising interest rates, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect the Company’s growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the war in Ukraine), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

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

Kinross has management and control of the Manh Choh Project and the Peak Gold JV Property.

KG Mining is the Manager of the Peak Gold JV and has appointed two of the three designates to the Management Committee. The Company has appointed one designate to the Management Committee.  KG Mining has a 70.0% membership interest in the Peak Gold JV, in accordance with the A&R JV LLCA, and, therefore, will continue to have the right to appoint two designates to the Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the Management Committee, including the approval of programs and budgets and the expenditure of the Peak Gold JV’s investments, which will include the level of expenditures.  As a result, Kinross, through KG Mining has discretion regarding the use and allocation of funds for further exploration of the Peak Gold JV Property. The Company has limited ability to influence the decision of KG Mining in its capacity as Manager, or as the party controlling the majority of the Management Committee.

Failure to proportionately fund the operations of the Peak Gold JV or to elect not to contribute to an approved program and budget or contributes less than our proportionate membership interest could reduce the Company's interest in the Peak Gold JV.

Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the operations of the Peak Gold JV in proportion to their respective membership interests in that company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Peak Gold JV may be limited. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Peak Gold JV currently does not have any recurring source of revenue, and its only source of cash inflows are contributions received from KG Mining and the Company.  The Company currently does not have any recurring source of revenue at this time.  As a result, the Company’s ability to contribute funds to the Peak Gold JV and retain its membership interest will depend on its ability to fund its proportionate share of costs from existing cash on hand, to draw down additional debt from its existing Facility or to raise capital or arrange additional financing. The ability of the Company to raise capital or arrange financing in the future will depend, in part, on the prevailing capital market conditions and the mining results achieved at the Manh Choh Project, as well as the market price of metals. The Company cannot be certain that capital or financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

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

The Management Committee has approved a budget for 2023, with cash calls totaling approximately $180.0 million.  The Company would need to fund its share of the cash calls, approximately $54 million, to maintain its current level of interest in the Peak Gold JV. To date the Company has funded $36.5 million of the approved budget.  If the Company elects not to, or is unable to contribute its proportionate share of the remaining budget, its interest in the Peak Gold JV will be reduced.

There can be no assurance that Kinross will continue to fund the Peak Gold JV to continue exploration work.

Pursuant to the A&R JV LLCA, there is no requirement that Kinross contribute any future amounts to the Peak Gold JV to continue exploration work, and the Company will have limited funds to continue exploration of the Peak Gold JV Property, if Kinross, through KG Mining, fails to contribute additional amounts to the Peak Gold JV.

Kinross has far greater technical and financial resources than the Company.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska.  As of June 30, 2023, Kinross had a market capitalization of approximately $5.9 billion. Because of its vastly superior technical and financial resources, Kinross may adopt budgets and work programs for the Peak Gold JV that the Company will be unable to fund in the time frame required, and its interest in the Peak Gold JV may be substantially diluted.

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

The price of gold is volatile and and market fluctuations in the prices of minerals could adversely affect the Company’s and Peak Gold JV’s business.

Gold prices are affected by many factors beyond the Company’s control, including:

•	U.S. dollar strength or weakness, speculation and global currency values;
•	interest rates;
•	inflation or deflation;
•	speculation;
•	the price of products that incorporate gold;
•	global and regional supply and demand and;
•	exploration, production, and processing costs;
•	available transportation capacity;
•	U.S. and global political and economic conditions;
•	domestic and foreign tax policy; and
•	other factors.

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

The Company’s business plan, which includes drilling and developing the Peak Gold JV’s exploration prospects, requires substantial capital expenditures. The Company’s ability to raise capital is dependent on many factors, including the status of various capital and industry markets at the time it seeks such capital. Accordingly, the Company cannot be certain that future financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, the Company may be unable to fund expenditures by the Peak Gold JV for exploration and development activities or be forced to sell all or some portion of its interest in the Peak Gold JV in an untimely fashion or on less than favorable terms.

The Company’s continued viability depends on commercial production of the Peak Gold JV Property and the exploration, permitting, development and commercial production of the Company’s other properties.

Until recently, the Company and the Peak Gold JV have conducted only exploration activities.  Although the Peak Gold JV recently commenced mining operations at the Manh Choh Project, commercial production is not expected to begin until the second half of 2024. The Company’s ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company and the Peak Gold JV have conducted exploration and development of the Peak Gold JV Property and the Company’s other properties at a loss since inception, and they will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond the Company’s control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations. If the Company or the Peak Gold JV cannot commercially produce ore, the Company and the Peak Gold JV may never become profitable.

The Company and the Peak Gold JV may never recover minerals in commercial quantities.

Although the Manh Choh Project contains indicated and inferred resources, as well as probable reserves, and the Lucky Shot Project contains indicated and inferred resources, none of the Company's properties have any “proven” reserves, as defined by S-K 1300. Notwithstanding any estimates, evaluations or measurements contained in the Manh Choh TRS or the Lucky Shot TRS, there can be no assurance that commercially feasible quantities of minerals can be recovered from the Manh Choh Project or Lucky Shot Project. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Company does not establish proven reserves, or if the Peak Gold JV is unable to recover minerals in commercial quantities, they might be required to curtail or suspend operations, in which case the market value of the Company’s common stock will decline, and you might lose all of your investment.

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

Exploration activities involve a high degree of risk, and exploratory drilling activities may not be successful.

The Company’s future success will largely depend on the success of exploration drilling programs. Exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

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

Poor results from drilling activities could materially and adversely affect the Company’s future cash flows and results of operations.

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

The Peak Gold JV leases approximately 675,000 acres for exploration and development pursuant to the Tetlin Lease with the Tetlin Tribal Council. The Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Peak Gold JV conducted a title examination prior to the assignment of the Tetlin Lease to the Peak Gold JV and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Peak Gold JV, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement, which were approved by the Tetlin Tribal Council and the Native Village of Tetlin members and renewed on September 29, 2020 in connection with the CORE Transactions described in “Item 2 Property Summary” (the “Tetlin Agreements”). The Tetlin Agreements approved the assignment of the Tetlin Lease to the Peak Gold JV and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.

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

If Mr. Nieuwenhuyse cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in a severe damage to our business operations and would have an adverse material impact on our financial position and operational results. To continue as a viable operation, in such a situation, the Company might have to recruit and train replacement personnel at a higher cost. Additionally, if Mr. Nieuwenhuyse joins our competitors or develops similar businesses that are in competition with the Company or the Peak Gold JV, our business may also be negatively impacted.

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

The Peak Gold JV’s exploratory mining operations are subject to numerous laws and regulations governing its operations and the discharge of materials into the environment, including the Federal Mine Safety and Health Act of 1977, Federal Clean Water Act, Clean Air Act, Endangered Species Act, and CERCLA. Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on the Peak Gold JV. These laws and regulations may, among other things:

•	Impose stringent health and safety standards on numerous aspects of the Peak Gold JV's operations;
•	Require that the Peak Gold JV obtain permits before commencing mining work;
•	Restrict the substances that can be released into the environment in connection with mining work;
•	Impose obligations to reclaim land in order to minimize long term effects of land disturbance; and
•	Limit or prohibit mining work on protected areas.

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

The Peak Gold JV must obtain, maintain or renew a number of permits that impose strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with its current and future operations. As such, the Peak Gold JV may be required to conduct environmental studies, collect and present data to governmental authorities and the general public pertaining to the potential impact of its current and future operations upon the environment and take steps to avoid or mitigate the impact. The permitting rules are complex and have tended to become more stringent over time. Accordingly, permits required for mining work may not be issued, maintained or renewed in a timely fashion or at all, or may be conditioned upon restrictions which may impede its ability to operate efficiently. The failure to obtain, maintain, or renew certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on its business, its plans of operation, and properties in that the Peak Gold JV may not be able to proceed with its exploration, development or mining programs.

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

As of June 30, 2023, there were approximately 7.8 million shares of the Company’s common stock  outstanding, with directors and officers beneficially owning approximately 21.4% of the common stock.  The Company's common stock  is quoted on the NYSE American under the symbol “CTGO”.  Although the Company’s common stock  is quoted on the NYSE American and trading volumes have increased over the last few months, the trading has historically been irregular and with low volumes and therefore the market price of its common stock  may be difficult to ascertain. Since the Company’s common stock is thinly traded, the purchase or sale of relatively small common stock  positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

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

Our business could be adversely affected by a widespread outbreak of contagious disease, such as the outbreak of the 2019 novel strain of coronavirus, causing a contagious respiratory disease known as COVID-19.  If a significant portion of our workforce, or the Peak Gold JV’s workforce becomes unable to work or travel to our operations or the Peak Gold JV’s operations, due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we, or the Peak Gold JV, may be forced to reduce or suspend operations at one or more properties, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our ability to raise additional capital, information systems and cyber security and risks relating to operations, impacts of governmental regulations, availability of infrastructure and employees and challenging global financial conditions.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Overview

Information concerning the Company’s mining properties in this Form 10-K have been prepared in accordance with the requirements of S-K 1300, which first became applicable to the Company for the year ended June 30, 2022. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, S-K 1300 requires the Company to disclose its mineral resources, in addition to its mineral reserves, both in the aggregate and for each of the Company’s individually material mining properties.

As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with S-K 1300. Under S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (“Qualified Person”), as defined in S-K 1300, that the mineral resources can be the basis of an economically viable project. Readers are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves.

Readers are also cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted directly to a mineral reserve and it cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, readers are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, readers are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Part I. Item 1A Risk Factors” of this Form 10-K.

The information that follows is derived, for the most part, from, and in some instances is an extract from, the Manh Choh TRS as of December 31, 2022 and the Lucky Shot TRS as of May 26, 2023, both of which were prepared by Sims Resources LLC, the Company’s Qualified Person. The Manh Choh TRS and Lucky Shot TRS were prepared in compliance with the Item 601(b)(96) and S-K 1300. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the Manh Choh TRS and Lucky Shot TRS, filed as Exhibits 96.1 and 96.2, respectively, to this Form 10-K and incorporated herein by reference.

Property Summary

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Peak Gold JV, and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV.  In addition to the Tetlin Lease, the Peak Gold JV also holds approximately 13,000 additional acres of State of Alaska mining claims for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of June 30, 2023, the Company held a 30.0% membership interest, and KG Mining held a 70.0% membership interest, in the Peak Gold JV. The Peak Gold JV Property contains the Main and North Manh Choh deposits (the “Manh Choh Project”), which the Company currently considers its only material property.

The Company also separately owns the mineral rights to approximately 153,880 acres of State of Alaska and patented mining claims for exploration through its wholly-owned subsidiaries AGT (consisting of the Lucky Shot Property) and Contango Minerals (consisting of the Eagle/Hona, Triple Z, and Shamrock prospects and additional state mining claims in the Willow Mining District), and has begun allocating more annual resources to exploration of those properties and other new opportunities.

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

The following table outlines the land ownership of the three legal entities that own mineral rights in Alaska: the Company's 30% ownership of the Peak Gold JV (through CORE Alaska, LLC, the Company's wholly-owned subsidiary); AGT; and Contango Minerals; each as of June 30, 2023:

Property	Location	Commodities	Claims	Estimated Acres	Type
Peak Gold JV (30.0% Interest):
Tetlin Lease	Eastern Interior	Gold, Copper, Silver	-	675,000	Lease
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,400	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	30	2,600	State Mining Claims
			159	688,000
AGT (Leased from Alaska Hard Rock Inc.) (100% Interest):
Lucky Shot	South Central	Gold	58	7,900	State Mining Claims
Lucky Shot	South Central	Gold	46	700	Patented Mining Claims
			104	8,600
Contango Minerals (100% Interest):
Eagle/Hona	Eastern Interior	Gold, Copper, Silver	450	69,780	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,800	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	361	52,700	State Mining Claims
Willow	South Central	Gold	69	8,000	State Mining Claims
			975	145,280
		TOTALS:	1,238	841,880

Below is a map showing the location of the Peak Gold JV Property and the Contango Properties, including the ownership percentage for the rights associated with each property held by the Peak Gold JV or the Company, as applicable, and the nature of each interest:

Below are the coordinates of the Peak Gold JV Property and the Contango Properties:

Property	Latitude*	Longitude*
Shamrock	64.397	-146.532
Eagle/Hona	63.209	-143.44
Manh Choh	62.947	-142.627
Triple Z	63.364	-142.49
Lucky Shot	61.776	-149.411
Willow	61.802	-149.232

* Lat/Long (NAD83)

Mining operations at the Manh Choh Project have begun, with commercial production expected in the second half of 2024. The Contango Properties are all currently in the exploration stage and are not currently producing.  Besides the Lucky Shot Project, which had historic production from late 1920s until 1942, none of the Company’s properties have ever been commercially produced.

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

The State of Alaska government owns public lands. Mineral resource exploration, development and production are administered primarily by the State of Alaska's State Department of Natural Resources. Ownership of the subsurface mineral estate, including alluvial and lode mineral rights, can be acquired by staking a 40-acre or 160-acre mining claim, which right is granted under Alaska Statute Sec. 38.05.185 to 38.05.275, as amended. The State of Alaska continues to own the surface estate, subject to certain rights of ingress and egress owned by the claimant, even though the subsurface can be controlled by a claimant with a right to extract through claim staking. A mining claim is subject to annual assessment work requirements, the payment of annual rental fees and royalties due to the State of Alaska after commencement of commercial production. Both private fee-land and unpatented mining claims and related rights, including rights to use the surface, are subject to permitting requirements of federal, state, tribal and local governments.

Current Mining Activity

The Peak Gold JV’s Manh Choh mine is now actively mining from an open pit. Mining activity is mostly pre-striping waste materials and stockpiling any ore for later transportation to the Fort Knox mill for processing.  Other than the former-producing mines located on the Lucky Shot Property (described below), which are not currently active, there are no existing mines on any of the other Contango Properties.  The Company is developing a underground mine at Lucky Shot by enhancing underground access for exploration and development drilling.  The Company has not determined the type of mine that may be established in the future at its other exploration stage properties (Eagle-Hona, Triple Z and Shamrock) in connection with any possible mineral production.

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

Manh Choh Project

The mineral resources at the Manh Choh Project are contained within two deposits: Manh Choh North and Manh Choh South. They were developed using a computer-based block model based on drill hole assay information and geologic interpretation of the mineralization boundaries. Mineral resources were estimated using the block model and open pit design software to establish the component of the deposit with reasonable prospects for economic extraction. The Mineral resource block model and estimate were prepared by Kinross Technical Services (KTS) and reviewed by the Qualified Person. The model was based on validated drilling data available through June 2021. Additional drilling has been completed on the property outside of the resource area.

The tables below summarize the mineral reserve and resource estimates for the Manh Choh Project effective December 31, 2022 on both a: (i) Peak Gold, LLC 100% ownership basis and (ii) Contango ORE 30% attributable ownership basis.

Peak Gold, LLC Reserves 100% Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	-	-	-	-	-
Probable	3,936	7.9	997	13.6	1,719
Total Proven + Probable	3,936	7.9	997	13.6	1,719

Contango ORE Reserves 30% Attributable Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	-	-	-	-	-
Probable	1,181	7.9	299	13.6	516
Total Proven + Probable	1,181	7.9	299	13.6	516

Notes:

1.	The definitions for mineral reserves in S-K 1300 were followed for mineral reserves.
2.	Mineral reserves were estimated at long term prices of $1,300/oz Au and $17/oz Ag.
3.	Mineral reserves are reported at an economic cut-off that varies by process cost and metallurgical recovery, approximately equivalent to 2.50 g/t Au.
4.	Mineral reserve estimates incorporate dilution built in during the re-blocking process and assume 100% mining recovery
5.	Mineral reserves are reported in dry metric tonnes.
6.	Numbers may not add due to rounding.

The Qualified Person is not aware of any risk factors associated with, or changes to, any aspects of the modifying factors such as mining, metallurgical, infrastructure, permitting, or other relevant factors that could materially affect the mineral reserve estimate.

Peak Gold, LLC Resources 100% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	-	-	-	-	-
Indicated	846	2.4	66	9.3	251
Total Measured + Indicated	846	2.4	66	9.3	251

Inferred	21	3.8	3	9.2	6

Contango ORE Resources 30% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	-	-	-	-	-
Indicated	254	2.4	20	9.3	75
Total Measured + Indicated	254	2.4	20	9.3	75

Inferred	6	3.8	1	9.2	2

Notes:

1.	The definitions for mineral resources in S-K 1300 were followed for mineral resources.
2.	Mineral resources are reported exclusive of mineral reserves.
3.	Mineral resources are estimated using long term prices of US$1,600/oz Au price and US$22/oz Ag price.
4.	Mineral resources are reported using un-diluted Au and Ag grades.
5.	Mineral resources are reported within constraining pit shells.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	Mineral resources are reported in dry metric tonnes.
8.	Numbers may not add due to rounding.

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

Lucky Shot Project

The mineral resources at the Lucky Shot Project are contained within two deposits: Lucky Shot and Coleman. They were developed using a computer-based block model based on drill hole assay information and geologic interpretation of the mineralization boundaries. Mineral resources were estimated using the block model and underground shapes created in Leapfrog software at a 3.0 g/t Au cut off grade to establish the areas of the deposit with reasonable prospects for economic extraction. The mineral resource block model and estimate were prepared by the Qualified Person. The model was based on validated drilling data available through February 2023.

The tables below summarize the mineral resource estimates for the Lucky Shot Project effective as of May 26, 2023:

	Tonnage	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)
Measured	-	-	-
Indicated	226	14.5	105
Total Measured + Indicated	226	14.5	105

Inferred	82	9.5	25

Notes:

1.	The mineral resources were estimated as of May 26, 2023 by the Qualified Person, under the definitions for mineral resources in S-K 1300.
2.	Mineral resources are estimated using long term prices of US$1,600/oz Au price.
3.	Mineral resources are reported using un-diluted Au grades.
4.	Mineral resources are reported as contained within 3.0 g/t Au underground shapes applying a 3.0m min. width at a 4.3 g/t COG
5.	Mineral resources that are not mineral reserves do not have demonstrated economic viability. There are no mineral reserves for the Lucky Shot Project
6.	Mineral resources are reported in dry metric tonnes.
7.	Numbers may not add due to rounding.
8.	Mineral resources are reported on a 100% ownership basis.

Peak Gold JV Property

Location of and Access to the Peak Gold JV Property

The Peak Gold JV Property is located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 200 miles (300 kilometers) southeast of the city of Fairbanks, 12 miles (20 kilometers) southeast of Tok, Alaska and 90 miles from the Alaska-Canada border. The Tetlin Lease covers an area of 675,000 acres measuring approximately 50 miles (80 kilometers) north-south by 37 miles (60 kilometers) east-west. In addition to the Tetlin Lease, the property includes nearly 13,000 acres of contiguous state claims on its northwestern border. There are many roads and ATV accessible trails within the property, though all are private. The property is bordered to the north and east by the Alaska Highway and the Tok Cutoff Highway along its western edge. The road-accessible Manh Choh deposit is located 9 miles (15 kilometers) south of the Alaska Highway in the northwestern portion of the Tetlin Lease, covering an area approximately 0.5 mile by 0.5 mile situated just north of VABM Tetling (elev 3,345 feet ASL). The deposit is 250 miles (400 kilometers) from the Fort Knox Milling Complex.

The Peak Gold JV Property is accessible via road connected to the Alaska Highway and via helicopter. The 23-mile long Tetlin Village Road is an all-weather gravel road connecting the village with the town of Tok on the Alaska Highway. The majority of our Peak Gold JV Property is accessible only via helicopter, although many winter trails exist in the Tetlin Hills and Mentasta Mountains in the northern and southwestern parts of the properties, respectively. Winter trails link Tetlin Village to the village of Old Tetlin and continue south to the Tetlin River airstrip, a 1,500 foot long unmaintained gravel strip located in the Tetlin River Valley. Winter trails also provide access to the Tuck Creek valley from the village of Mentasta on the Tok Cutoff Highway.

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

Exploration & Development Overview

To date, our exploration activity has been concentrated on the Peak Gold JV Property, with such activity undertaken by the Peak Gold JV.  The Peak Gold JV plans to mine ore from the Manh Choh Project on the Peak Gold JV Property, and then process ore at the existing Fort Knox milling complex located approximately 400 km away, as further described below.   As of June 30, 2023, the Company has contributed approximately $39.1 million in cash to the Peak Gold JV.

 The Peak Gold JV released a feasibility study in July 2022.  Also, in July 2022, Kinross announced that the Kinross Board made a decision to proceed with development of the project. According to information released by Kinross, aggregate capital expenditures for the Peak Gold JV to execute the development plan will be approximately $189 million, including $30 million for the purchase the highway ore transport fleet, resulting in approximately $64.6 million in capital contributions attributable to the Company's 30% interest. Average All-in Sustaining Costs (AISC) are estimated at $1,116 per Au eq. oz. (which includes the Fort Knox Toll processing costs), which would result in a margin of over an $750 per ounce at current gold prices. The Manh Choh camp and road access to the mine site are complete and all mining equipment is on site and mining has commenced.  The mining activity consists of mostly pre-stripping the waste material and stockpiling any ore in preparation for transportation to the Fort Knox mill for processing.  First production is expected to commence at Manh Choh during the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years.  Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies.

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

Geology

The exploration effort on the Tetlin Lease for the Manh Choh Project has resulted in identifying two prospective mineral deposits (Main and North Manh Choh) and several other gold and copper prospects following drilling programs begun in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Hona and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014 or 2020. While probable mineral reserves have been reported for the Manh Choh Project, mineral reserves have not been reported on any of the other targets on the Peak Gold JV Property. There has been no recorded past placer or lode mining on Peak Gold JV Property, and the Company and the Peak Gold JV are the only entities known to have conducted drilling operations on the Peak Gold JV Property.

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

Exploration Activity and Targets

Chief Danny Prospect Area. The Chief Danny Prospect Area currently is the most advanced exploration target on the Peak Gold JV Property and is comprised of several distinct mineralized areas: the Main Manh Choh Zone, Discovery Zone, West Peak Zone, North Manh Choh Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Manh Choh, Discovery, West Peak, and North Manh Choh) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Manh Choh, North Manh Choh, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through June 30, 2023, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

						Stream
		Core	Rock	Soil	Pan Con	Silt		IP/Geophysics	Trenching
Year	Program	Samples	Samples	Samples	Samples	Samples	Core (feet)	(kilometers)	(feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	33,010	—	—
2022	Chief Danny	1,260	493	1,681	—	584	8,983	—	—
2023	Chief Danny	—	27	313	—	—	2,308	—	4,100
	Total	51,934	3,714	9,205	1,318	2,085	343,217	7,586	6,430

The map below depicts the location of the core holes drilled in the East Peak and North Saddle zones.

The image below shows the approximate location of in-fill, geotechnical, hydrological and metallurgical drill holes during the $18 million 2021 Peak Gold JV program.  The objective of the program is to advance the feasibility study and permitting for the Main and North Manh Choh deposits.

2023 Drilling Program.  The Peak Gold JV started drilling for the 2023 drilling program in July 2023.  Drilling is expected to continue through August 2023.  The 2023 drilling plan will focus northwest of the current deposits on undrilled under-explored areas.  Construction of access and trenching related to the 2023 drilling program has been completed.  Sampling of the remaining 2022 geotechnical drillholes is also currently underway.

2022 Drilling Program.  The 2022 drilling program included exploration drilling with a total of 6,493 feet (1,979 meters) in nine drill holes and geotechnical drilling with a total of 2,491 feet (759 meters) in eight drill holes. No significant results were reported.

Sampling, Geochemical Analysis and Security

All samples from the 2020, 2021, and 2022 programs were prepared and analyzed by ALS Minerals. Receipt and sample preparation was performed at their facilities in Fairbanks, Alaska, and Whitehorse, Yukon. A third-party expeditor was contracted to move the samples from Tok to the ALS Minerals sample preparation facilities, in Fairbanks, Alaska and Whitehorse, Yukon. Pulps samples were analyzed at both the Reno, Nevada, and Vancouver, British Columbia laboratories. Analytical work consisted of; gold by fire assay, with an atomic absorption (“AA”) finish, gold by fire assay with gravimetric finish, for all assays greater than 5 ppm Au, multi-element determination for 34 elements by 4-acid digest and inductively coupled plasma-atomic emission spectroscopy (“ICP-AES”). A subset of samples were selected for carbonate determination, by perchloric acid and coulometric titration. Samples were collected at the leased warehouse in Tok, Alaska.

During 2020 and 2021, prior to shipping, reverse circulation and drill core samples staff inserted blanks and standards at a rate of 5% and collected field duplicates at a rate of 3% of total sample volume. ALS Minerals collected and analyzed 0.5% of samples as crush duplicates and 2% of samples as pulp duplicates, per the sample preparation procedures. Blank material was sourced of Brown’s Hill Quarry Basalt. Certified reference material (“CRM”) for gold were sourced from OREAS, as prepackaged 60g satchets. For the 23 different CRM materials used, the gold concentration, ranged from 0.016 ppm to 7.66 ppm Au. The quality assurance/quality control procedure was completed by Kinross staff.

During 2022, prior to shipping drill core samples, staff inserted blanks and standards at a rate of 5%, collected field duplicates at a rate of 2% of total primary sample volume. ALS Minerals collected and analyzed 4% of samples as pulp duplicates, per the sample preparation procedures. Blank material was sourced of Brown’s Hill Quarry Basalt. Certified reference material (CRM) for gold were sourced from OREAS, as prepackaged 60g satchets. For the 12 different CRM materials used, the gold concentration, ranged from 0.34 ppm to 4.16 ppm Au. The quality assurance/quality control procedure was completed by Kinross staff.

Community Affairs

In April 2015, the Peak Gold JV entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one-year period, which has been extended multiple times.  Under the most recent extension, dated January 1, 2022, the Peak Gold JV will provide payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 per year through January 1, 2024. The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Peak Gold JV supports the Tetlin Village in maintenance of the village access road, which is used by the Peak Gold JV in furtherance of the Manh Choh Project.

Lucky Shot Property

Location of and Access to the Lucky Shot Property

The Lucky Shot Property, acquired by the Company through its acquisition of AGT in August 2021, covers three former producing gold mines in the Willow Mining District located in the southern Talkeetna Mountains of south central Alaska and covering an area of approximately 175 square kilometers. The three former mines include the Coleman, Lucky Shot and War Baby mines, located along a continuous low angle structural zone occupied by a series high-grade quartz vein hosting free gold and minor sulfide and telluride mineralization. The Lucky Shot property consists of a mine site located 180 kilometers (112 miles) north of Anchorage, Alaska, and a processing site located about 48 kilometers (30 miles) west of the mine site, on the Parks Highway. The Lucky Shot property includes 725 acres of patented mining claims and 7,865 acres of State of Alaska mining claims totaling approximately 8,590 acres which cover three former producing gold mines in the Willow Mining District located in south central Alaska. The claim block is an irregular shape measuring up to 6 miles east-west and up to 2.5 miles north-south. Elevations of the property range from approximately 2,600 feet ASL along Craigie Creek to peaks at Bullion Mountain (5,100 feet ASL) and Lucky Shot Ridge (4,880 feet ASL). Infrastructure in the area is excellent with road access between the mine site and plant site via unsealed secondary road, sealed two-lane highway, and the four-lane Parks Highway connecting Anchorage and Fairbanks.

Geology

The Willow Creek Mining District straddles the margin of a granodiorite batholith that forms the Talkeetna Mountains and is bounded on the south by the Castle Mountain fault system.  The Lucky Shot vein system was determined to be continuous from the War Baby to the Coleman across the project area – a distance of approximately 1.6 kms (1 mile), with two high-angle faults structures segmenting the vein into three blocks (i.e. the Coleman block, Lucky Shot block and War Baby block).  A third fault structure further east was determined to separate the War Baby block from drilling that intersected the vein structure in what is known as the Murphy block – extending the known vein structure another 600 meters (~2,000 feet) further east. Between the Coleman and War Baby mines the vertical and lateral offset is a few meters up to tens of meters which allowed historic mining to continue across faults in a near-continuous manner. This similar magnitude of vertical and lateral displacement is defined as an oblique-slip fault and is typical of a transpressional structural environment.  District geologic mapping shows that the Castle Mountain fault is a major regional strike slip fault and that the Hatcher Pass Fault is a sympathetic fault that places a thick section of Cretaceous schists up against a rigid body made up of the late Cretaceous Willow Creek batholith.  The Company believes the contact environment between these two disparate lithologies is an ideal location for low angle, listric fault-controlled quartz vein hosted gold deposits, characteristic of the Willow district.

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

Exploration Plan

The Company has established access to the underground workings of the Lucky Shot tunnel in order to drill what it believes to be the down-dip extension of the Lucky Shot and Coleman mines.  The Company has now refurbished and extended the Enserch tunnel to a total of 2405 feet. The Company has completed twenty -nine holes that have each intersected what it believes to be the Lucky Shot vein and all assays have been received. Two panels of drill holes were drilled from the Western Drift in a fan pattern from underground, seven holes were drilled from near the face of the end of the Enserch Tunnel and 10 holes were drilled from the East and West Ballrooms.

Contango Minerals Properties

Compared to the exploration activities conducted to date on the Peak Gold JV Property and the Lucky Shot Property, the Company, through its subsidiaries, has performed significantly less exploration work on the mining claims wholly owned by Contango Minerals, consisting of the Triple Z, Eagle/Hona, Shamrock, and Willow projects, all of which remain in the exploration stage. Field work on the Eagle/Hona and Shamrock prospects began in July 2021.

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

The area was identified as prospective for porphyry copper-gold-silver-molybdenum mineralization based on regional government sponsored stream sediment sampling. Surface rock (82 samples) and soil samples (115 samples) were collected in 2009. Follow up auger soil sampling completed between 2009 and 2011 identified a large-scale copper-gold-silver-molybdenum anomaly centered along a low-profile ridge with little to no outcrop. An airborne magnetic and resistivity survey conducted over the area in 2011 showed a coincident magnetic low and resistivity high (classic porphyry signatures) over the geochemically anomalous area. A follow up Induced Polarization (“IP”) survey conducted in 2019 across four orthogonal lines and outlined multiple IP anomalies broadly coincident with the soil and mag/resistivity anomalies. Drilling was completed in 2012 (before the IP survey) with six core holes drilled to depths ranging from 230 meters (755 feet) to 380 meters (1,246 feet). Holes 1202 and 1204 encountered several zones of anomalous copper, gold and silver.

The Company has exploration targets that have not yet been drilled because the Company is waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska. The Company has been working with the State and Federal agencies to prioritize this transfer because of the highly prospective drill-ready target. During the second half of 2021, the State of Alaska completed a topographic survey to re-establish survey boundaries that were destroyed due to wildfires. The recent survey was required to complete the land transfer from the Federal government to the State of Alaska. With completion of the survey, the Company anticipates that this land transfer will occur later this year at which point, the drill permits can be approved by the State Department of Natural Resources. After that, the Company expects to be in a position to begin a drilling program.

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

Exploration activities on the Eagle/Hona prospect are still in the early stages, and follow up field exploration on the project began in July 2021.  The Company carried out a detailed reconnaissance of the northern and eastern portions of the claim block that had not previously been detailed-sampled. Due to the steep topography, a helicopter was used to execute the program safely. The Company collected 2084 surface rock chip samples (including 97 trench samples) and 62 pan concentrate samples. Follow up geologic mapping and sampling is planned for the summer of 2024.

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

The Shamrock prospect is underlain by a series of metamorphic schists and gneisses that make up the Lake George Subterrane of the more broadly distributed Yukon Tanana Terrane across interior Alaska and the Yukon, which is host to a number of large gold deposits. Peak metamorphism occurred around 110 million years ago. Retrograde metamorphism resulted in cooling, gneiss dome formation and a transition from ductile deformation of the metamorphic fabric to brittle deformation, as well as a series of low-angle shears across the region. Mid- Cretaceous extension resulted in regional uplift and denudation of the metamorphic gneiss domes. Post-uplift plutonic activity often occurs along the margins of these domes where zones of extreme thinning are common. Two ages of intrusive activity are noted at 105 Ma and 85 Ma. Both mid-Cretaceous intrusive rocks are genetically related to lode gold mineralization.

There are three types of gold deposit types that the Company plans to explore for on the Shamrock prospect: (1) Gold in the low angle quartz veins characterized as “Pogo Type” mineralization; (2) Intrusive Related Gold deposits (“IRG”) associated with igneous intrusions where they intersect deep seated crustal structures; and (3) high level rhyolite intrusive dikes associated clay and silica alteration which occurs in the Democrat and Banner Dikes areas of the property.

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

The map below shows the location of the Shamrock Prospect:

True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
Delta Junction
Tok
Manh Choh
N
CONTANGO ORE
GOLD SILVER COPPER
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles

Willow Prospect

The Willow claim block was staked by the Company in August of 2021. The claims are located 168 kilometers (104.5 miles) north of Anchorage, Alaska, with a processing site located about 60 kilometers (37 miles) west of the claim block, on the Parks Highway. The property includes 8,000 acres of State of Alaska mining claims surrounding and including many historic gold mines and prospects. The claim block is an irregular shape measuring up to 5.5 miles east-west and up to 4.3 miles north-south. Elevations in the claim block range from about 2,000 feet ASL along Archangel Creek to 5,440 feet ASL at Murphy Ridge and The Pinnacle. The Willow claims can be accessed from the Willow Fishhook Road via Archangel Road, along the eastern side of the claim block, and Gold Chord Road on the west side. Infrastructure in the area is excellent with road access between the claim block and plant site via unsealed secondary road, sealed two-lane highway, and the four-lane Parks Highway connecting Anchorage and Fairbanks.

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

The map below shows the location of the Willow Prospect:

Willow Project
Fern
Gold Top
Independence
Gold Bullion
Lucky Shot
Grubstake Gulch
25 miles to Willow
50 miles to Anchorage
N
Willow Claims
Historic Gold Mine
0
6
kilometers

Environmental Regulation and Permitting

Peak Gold JV Property

The Company believes that it and the Peak Gold JV are currently operating in compliance with all environmental regulations.  Peak Gold LLC holds a bond with the State of Alaska in the amount of $63,507,000 to provide reclamation of the site to the original environmental functionality.  All permits, plans and approvals were in hand May 15, 2023 to begin facility construction and mine production.  Early works road construction was started in Q3 2022  and required a Alaska Corps of Engineers  wetlands permit and an Alaska Mining Permit Application.

Major Permits in hand include:

1.	Alaska Mining Permit Application (APMA)#2626 covering exploration drilling activities on the Tetlin Lease. This permit now extends through December 31, 2025.
2.

U.S. Army Corps of Engineers CWA §404 Wetlands Permit (POA-2013-00286) issued September 2, 2022 (expiration September 30, 2027) with accompanying Alaska Department of Conservation CWA §401 Water Quality Certification issued August 29, 2022 (expiration September 30, 2027).

3.	Alaska Department of Natural Resources (ADNR) Reclamation and Closure Plan Approval (F20232626RPA) issued May 15, 2023 (expiration May 15, 2028).
4.	Alaska Department of Environmental Conservation (ADEC) Waste Management Permit (2023DB0001) issued May 15, 2023 (expiration May 15, 2028).
5.	Alaska Department of Environmental Conservation (ADEC) Air Emissions Title 1 Minor Air Permit (AQ1616MSS01 Rev.1) issued July 12, 2022 (no expiration date).

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

Finally, environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors, stockholders and activists across many industries. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place.  In addition, if ESG metrics and/or reporting become mandatory, the Company’s and the Peak Gold JV’s costs of planning, designing, constructing, operating, and maintaining their mining facilities and associated operations and the costs of their compliance obligations in connection with those facilities and operations could increase.

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

As of September 13, 2023, there were 9,393,922 shares of common stock outstanding held by approximately 69 registered stockholders.

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

Overview

The Company was formed on September 1, 2010 as a Delaware corporation. The Company engages in exploration for gold, silver, and copper ores in Alaska. The Company’s largest asset is a 30.0% membership interest in Peak Gold, LLC, which leases approximately 675,000 acres from the Tetlin Tribal Council and owns approximately 13,000 State of Alaska mining claims for exploration and development through its wholly-owned subsidiary, CORE Alaska, LLC. The Company’s wholly-owned subsidiary, Contango Minerals Alaska, LLC, owns 100% interest in the mineral rights to approximately 154,000 acres of State of Alaska mining claims located north and northwest of the Manh Choh Project.  The Company is actively working to acquire additional properties in Alaska for exploration.  The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration.

Neither the Company nor the Peak Gold JV has commenced producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration and working capital requirements. In the future, the Company and the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Company does not expect the Peak Gold JV to generate revenue from mineral sales prior to mid-2024. If the Company’s properties or the Manh Choh Project fails to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $0.5 million for the year ended June 30, 2023, compared to $0.6 million for the year ended June 30, 2022. Claim rental expense decreased for the year ended December 31, 2023 because the Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.

Exploration Expense.  Exploration expense for the year ended June 30, 2023 was $7.9 million compared to $8.5 million for the year ended June 30, 2022.  Prior year exploration expense relates to spending on our 100% owned state claims on the Eagle/Hona and Shamrock Property, as well as exploration activity on our Lucky Shot Property.  There was no exploration program on the Company's 100% owned state claims this fiscal year, and only six months worth of exploration work related to the Lucky Shot property.  The Lucky Shot property was on care and maintenance from January 2023 through June 2023.

General and Administrative Expense. General and administrative expense for the fiscal year ended June 30, 2023 and 2022 were $9.1 and $10.3 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, payroll and benefit related fees, and stock-based compensation expense.  The current year decrease in general and administrative expenses primarily relates to the reduction in stock-based compensation expense.   The stock-based compensation expense for the year ended June 30, 2023 was approximately $2.9 million, compared to $4.0 million for the year ended June 30, 2022.  The Company also did not pay bonuses during the year ended June 30, 2023, compared to $0.5 million in bonuses paid during the year ended June 30, 2022.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the fiscal year ended June 30, 2023 and 2022 was $21.1 million and $3.7 million, respectively.  Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution.  The Company invested $21.1 million in the Peak Gold JV during the year ended June 30, 2023, and $3.7 million during the year ended June 30, 2022.   The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to June 30, 2023 are $4.3 million.

Interest Expense.  On May 17, 2023, the Company entered into a credit and guarantee agreement for a senior secured loan facility for up to $70 million.  On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC.  In connection with the closing of the Credit Agreement, the Company entered into an amendment to the convertible debenture that raised the stated interest rate from 8% to 9%.  The debenture currently bears interest at 9% per annum, payable quarterly, with 7% paid in cash and 2% paid in shares of common stock of the Company (See Note 15 to our Consolidated Financial Statements for discussion on both debt arrangements). The current year interest expense of $2.0 million includes a full year of interest expense related to the convertible debenture with QRC, and interest expense related to the Company's $10 million draw-down on the senior secured loan facility.  Prior year interest expense of $330,047 primarily includes the accrued interest related to the convertible debenture for approximately one quarter.

Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $11.9 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, and exploration expenditures on the Lucky Shot Property.  The Company’s sources of cash have been from common stock offerings, the issuance of the $20 million unsecured convertible debenture to QRC, and the senior secured loan facility for up to $70 million.

The Joint Venture Management Committee has proposed a significant budget to complete and start the operations of the Manh Choh mine. Specifically, the Management Committee has approved a budget for 2023, with cash calls totaling approximately $180 million, of which the Company’s share is approximately $54 million.  As of the date of this filing, the Company has funded $36.5 million of the approved 2023 budget.  This budget primarily relates to completion of the Manh Choh camp, mine access road construction, earthworks, general construction and installation, pre-production stripping, etc.  The Company will be required to make capital contributions of 30% of the budgeted amounts when cash calls are received from the Peak Gold JV or face the possible dilution of its interest in the Peak Gold JV.

On August 2, 2023, CORE Alaska, LLC (“CORE Alaska”), a subsidiary of Contango ORE, Inc. (the “Company”), pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under that certain Credit and Guarantee Agreement, by and among the Company, its subsidiaries, ING Capital LLC (“ING”) and Macquarie Bank Limited (“Macquarie”), entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026, and represent approximately 45% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

On July 24, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Freedom Capital Markets (collectively, the “Underwriters”), relating to an underwritten public offering (the “Underwritten Offering”) of 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock. All of the Underwritten Shares are being sold by the Company. The offering price of the Underwritten Shares was $19.00 per share, and the Underwriters agreed to purchase the Underwritten Shares from the Company pursuant to the Underwriting Agreement at a price of $17.77 per share (the “Purchase Price”), which includes a 6.5% Underwriters discount.  The net proceeds from the Underwritten Offering were $28.3 million after deducting underwriting discounts and commissions and offering expenses.

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Offering”).  Sales of the common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the common stock requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company.  The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement.  As of June 30, 2023 the Company had sold a total of 158,461 shares of common stock through the ATM Offering for net proceeds of approximately $4.1 million.

On May 17, 2023, the Company entered into the Credit Agreement with ING Capital LLC and Macquarie Bank Limited. The Credit Agreement provides for a senior secured loan facility of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. The Company drew $10 million on the term loan facility at the initial closing, with future draws subject to certain additional conditions being met.  The Company entered into amendments to the Credit Agreement extending the time for the Company to satisfy the remaining conditions to a second borrowing on the term loan facility, and satisfied such remaining conditions as of the date of this filing.

On December 23, 2022, the Company completed the issuance and sale of an aggregate of 283,500 shares of the Company’s common stock, for $20.00 per share, and warrants  entitling each purchaser to purchase shares of common stock for $25.00 per share (the “December 2022 Warrants”) in a private placement  to certain accredited investors. Net proceeds from the December 2022 Private Placement totaled approximately $5.6 million. (See Note 7 – Stockholder’s Equity for further discussion). On January 19, 2023, the Company completed the issuance and sale of an aggregate of 117,500 shares, for $20.00 per share, and warrants  entitling each purchaser to purchase shares of common stock for $25.00 per share (the “January 2023 Warrants”) in a private placement  to certain accredited investors. Net proceeds from the January 2023 Private Placement totaled approximately $2.3 million.  In May 2023, the Company offered the holders of its December 2022 Warrants and January 2023 Warrants (with an original exercise price of $25.00) the opportunity to exercise those warrants at the reduced exercise price of $22.00 and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants on or before May 9, 2023.  As of May 10, 2023, a total of 313,000 December 2022 Warrants and January 2023 Warrants have been exercised resulting in total cash to the Company of $6.9 million and the issuance of 313,000 shares of Company common stock upon such exercise. Such shares of common stock were issued in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers.  In connection with the accelerated exercise of the December 2022 Warrants and January 2023 Warrants, the Company agreed to issue new warrants to purchase shares of Company common stock at $30.00 per share to the exercising holders in the amount of the respective December 2022 Warrants and January 2023 Warrants that were exercised by such holders.  As a result, the Company has issued new warrants to purchase 313,000 shares of Company common stock.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company has identified below the critical accounting estimate that is of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management.  Actual results may differ from these estimates under different assumptions or conditions.

Business Combinations.  In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.  The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually.  The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. Contingent consideration in asset acquisitions payable in the form of cash is recognized when payment becomes probable and reasonably estimable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the asset acquisition cost when acquired. Contingent consideration payable in the form of a fixed number of the Company’s own shares is measured at fair value as of the acquisition date and recognized when the issuance of the shares becomes probable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets. The Company carries a liability for contingent consideration related to the acquisition of AGT.  In estimating the fair value of the contingent consideration at each reporting period, the Company makes estimates regarding the probability and timing of reaching the milestones associated with payment of the consideration, as well as the weighted average cost of capital used to discount the liability to its present value as of the balance sheet date.  The estimate of the fair value of the contingent consideration is sensitive to changes in any one of these estimates.

Recently Issued Accounting Pronouncements. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 4 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages 46 through 66 of this Form 10-K.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of June 30, 2023, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control procedures from time to time in the future.

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

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2023.

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

The consolidated financial statements of the Company are set forth in pages 51 to 72 of this Form 10-K. The financial statements of the Peak Gold JV, Peak Gold, LLC, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

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

4.7	Amendment No. 2 to Rights Agreement, dated as of August 31, 2022, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 2, 2022).
4.8

Registration Rights Agreement dated October 23, 2017, among Contango ORE, Inc. and the several purchasers named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2017).

4.9

Registration Rights Agreement dated November 10, 2017, among Contango ORE, Inc. and the investors named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2017).

4.10

Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).

4.11

Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).

4.12	Form of Convertible Debenture (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).
4.13	Form of Registration Rights Agreement dated as of December 23, 2022 (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).
4.14	Form of Registration Rights Agreement dated as of January 19, 2023 (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).
4.15	Description of Securities.*
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

10.31	Form of Investor Rights Agreement (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).
10.32	Form of Subscription Agreement dated as of December 23, 2022 (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).
10.33	Form of Warrant dated as of December 23, 2022 (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).
10.34	Form of Subscription Agreement dated as of January 19, 2023 (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).
10.35	Form of Warrant dated as of January 19, 2023 (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).
10.36	Credit and Guarantee Agreement, dated May 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2023).
10.37	Controlled Equity OfferingSM Sales Agreement, dated June 8, 2023, by and between the Company and Cantor Fitzgerald & Co. (Filed as Exhibit 1.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2023).
10.38	Employment Agreement, dated July 11, 2023 between Michael Clark and the Company † (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2023).
10.39	Underwriting Agreement by and among Contango Ore, Inc., Maxim Group LLC, and Freedom Capital Markets, dated July 24, 2023 (Filed as Exhibit 1.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2023).
10.40	Retention Agreement, dated August 4, 2023 between Leah Gains and the Company † (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2023).
10.41	ISDA Master Agreement, dated May 17, 2023, between ING and Core Alaska (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2023).
10.42	ISDA Master Agreement, dated May 17, 2023, between Macquarie and Core Alaska (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2023).
14.1	Code of Ethics (Filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012).
14.2

Corporate Code of Business Conduct and Ethics of Contango ORE, Inc. (Filed as Exhibit 14.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

21.1	List of Subsidiaries.*
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of December 31, 2022.*
31.1	Section 302 CEO Certification. *
31.2	Section 302 CFO Certification. *
32.1	Section 906 CEO Certification. *
32.2	Section 906 CFO Certification. *

96.1	Technical Report Summary, dated May 12, 2023 on the Manh Choh Project (Filed as Exhibit 96.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2023).
96.2	Technical Report Summary, dated May 26, 2023 on the Lucky Shot Project (Filed as Exhibit 96.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2023).
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

99.11	Audited Financial Statements of Peak Gold, LLC as of December 31, 2022.*
101

Financial statements from the Company’s annual report on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); and (v) Notes to Consolidated Financial Statements.*

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

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Chief Executive Officer	September 13, 2023
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/LEAH GAINES	Vice President, Chief Financial Officer, Chief Accounting Officer , Treasurer	September 13, 2023
LEAH GAINES	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Chairman and Director	September 13, 2023
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	September 13, 2023
JOSEPH COMPOFELICE

/s/ CURTIS FREEMAN	Director	September 13, 2023
CURTIS FREEMAN

/s/ RICHARD SHORTZ	Director	September 13, 2023
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Houston, Texas

September 13, 2023

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$11,646,194	$23,095,101
Restricted cash	231,000	231,000
Prepaid expenses and other	413,907	453,353
Total current assets	12,291,101	23,779,454

LONG-TERM ASSETS:
Investment in Peak Gold, LLC (NOTE 10)	—	—
Property & equipment, net	13,371,638	13,514,531
Total long-term assets	13,371,638	13,514,531

TOTAL ASSETS	$25,662,739	$37,293,985

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$220,755	$633,856
Accrued liabilities	2,077,870	870,981
Total current liabilities	2,298,625	1,504,837

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	239,942	228,082
Contingent consideration liability	1,240,563	1,847,063
Debt, net	25,457,047	19,239,960
Total non-current liabilities	28,137,552	22,515,105

TOTAL LIABILITIES	30,436,177	24,019,942

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 7,781,690 shares issued and outstanding as of June 30, 2023; 6,860,420 shares issued and 6,769,923 shares outstanding at June 30, 2022	77,817	68,604
Additional paid-in capital	93,424,283	74,057,859
Treasury stock at cost (0 at June 30, 2023; and 90,497 shares at June 30, 2022)	—	(2,318,182)
Accumulated deficit	(98,275,538)	(58,534,238)
STOCKHOLDERS’ EQUITY (DEFICIT)	(4,773,438)	13,274,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,662,739	$37,293,985

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2023	2022
EXPENSES:
Claim rental expense	$(526,279)	$(621,298)
Exploration expense	(7,878,863)	(8,517,938)
Depreciation expense	(136,501)	(55,740)
Accretion expense	(11,860)	(9,156)
Impairment from casualty loss, net of recovery	(7,111)	(92,777)
General and administrative expense	(9,091,127)	(10,336,378)
Total expenses	(17,651,741)	(19,633,287)

OTHER INCOME/(EXPENSE):
Interest income	29,651	1,503
Interest expense	(1,959,666)	(330,047)
Loss from equity investment in Peak Gold, LLC (NOTE 10)	(21,120,000)	(3,706,000)
Other income	622,155	41,450
Insurance recoveries	338,301	—
Total other expense	(22,089,559)	(3,993,094)

LOSS BEFORE INCOME TAXES	(39,741,300)	(23,626,381)
Income tax benefit	—	119,731
NET LOSS	$(39,741,300)	$(23,506,650)
NET LOSS PER SHARE
Basic and diluted	$(5.61)	$(3.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	7,087,027	6,734,444

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,741,300)	$(23,506,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,931,288	3,993,660
Depreciation expense	136,501	55,740
Accretion expense	11,860	9,156
Impairment expense	7,111	115,025
Interest expense paid in stock	438,877	—
Change in the fair value of contingent consideration	(606,500)
Amortization of debt discount and issuance costs	190,358	34,675
Loss from equity investment in Peak Gold, LLC	21,120,000	3,706,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	39,446	176,914
Increase in accounts payable and other accrued liabilities	793,788	1,271,899
Decrease in income tax receivable	—	198,126
Net cash used in operating activities	(14,678,571)	(13,945,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(21,120,000)	(3,706,000)
Acquisition of property& equipment	—	(43,989)
Cash paid for the acquisition of Alaska Gold Torrent, LLC, net of cash received	(719)	(11,642,586)
Net cash used in investing activities	(21,120,719)	(15,392,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(126,428)	(779,622)
Cash paid for shares purchased from directors for estimated tax obligations associated with stock vesting	—	(1,538,560)
Cash proceeds from debt, net	7,647,500	19,969,967
Debt issuance costs	(1,620,771)	(164,682)
Cash proceeds from warrant exercise	6,886,000	—
Cash proceeds from capital raises, net	11,564,082	(43,560)
Net cash provided in financing activities	24,350,383	17,443,543

NET DECREASE IN CASH AND RESTRICTED CASH	(11,448,907)	(11,894,487)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	23,326,101	35,220,588
CASH AND RESTRICTED CASH, END OF PERIOD	$11,877,194	$23,326,101

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$1,324,474	$—
Income taxes	—	218,546
Non-cash investing and financing activities:
Asset retirement obligations	—	218,927
Contingent liability for acquisition of Alaska Gold Torrent, LLC	—	1,847,063
Establishment fee for convertible debt paid with stock issuance	—	600,000
Total non-cash investing and financing activities:	$—	$2,665,990

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	3,993,660	—	—	3,993,660
Restricted shares activity	160,500	1,605	(1,605)	—	—	—
Issuance of common stock	24,174	242	599,758	—	—	600,000
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Treasury shares withheld for employee taxes	—	—	—	(779,622)	—	(779,622)
Treasury shares purchased from directors	—	—	—	(1,538,560)	—	(1,538,560)
Net loss	—	—	—	—	(23,506,650)	(23,506,650)
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043
Stock-based compensation	—	—	2,931,288	—	—	2,931,288
Restricted shares activity	85,166	851	(851)	—	—	—
Issuance of common stock	559,461	5,595	8,919,025	—	—	8,924,620
Cost of common stock issuance	—	—	(661,109)	—	—	(661,109)
Treasury shares issued in common stock issuance	(42,525)	(425)	—	2,205,709	—	2,205,284
Warrant exercise	313,000	3,130	5,855,642	—	—	5,858,772
Cost of warrant modification	—	—	(382,769)	—	—	(382,769)
Fair value of warrants issued with common stock	—	—	2,505,284	—	—	2,505,284
Shares issued for convertible note interest payment	7,695	77	199,914	238,886	—	438,877
Treasury shares withheld for employee taxes	(1,527)	(15)	—	(126,413)	—	(126,428)
Net loss	—	—	—	—	(39,741,300)	(39,741,300)
Balance at June 30, 2023	7,781,690	$77,817	$93,424,283	$—	$(98,275,538)	$(4,773,438)

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., which includes three former producing gold mines located on patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 8 - Acquisition of Lucky Shot Property); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska  (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property,  the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).  The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in  November 2022. The Company retained essentially all of the acreage where drilling work was performed in 2019 and 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Consolidated Financial Statements as the “Contango Properties”.

The Manh Choh Project is in the development stage.  All other projects are in an exploration stage. The Company’s fiscal year end is  June 30.

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The other 70.0% membership interest in the Peak Gold JV is owned by KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”). The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away.   The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh mine site to the Fort Knox Mill complex. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh site. The Peak Gold JV will be charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective as of April 14, 2023.

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in  July 2022.  Also, in  July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project.  Effective  December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the budget of the Peak Gold JV shall be determined on a quarterly basis.  To date, the Peak Gold JV management committee (the “Management Committee”) has approved a budget for 2023, with cash calls totaling approximately $180 million, of which the Company’s share is approximately $54 million.  To date, the Company has funded $36.5 million of the 2023 budget.

At the Lucky Shot Property, the Company engaged Atkinson Construction and Major Drilling as contractors to execute the 2022 exploration/development program.  Drilling began in late  June 2022, and ended in  November when activities ceased  in preparation for the winter months.   In August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein.

On the Shamrock Property, the Company conducted soil and surface rock chip sampling during 2021. Follow up trenching and detailed geologic mapping is planned for the summer of 2024.  At the Eagle/Hona Property, the Company carried out a detailed reconnaissance of the northern and eastern portions of the large claim block that had not previously been detail sampled. Due to the steep topography, a helicopter was used to execute the program safely.  Follow up geologic mapping and sampling is planned for the summer of 2024.

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

3. Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, and general and administrative expenses of the Company.  The Management Committee has proposed a significant budget to complete and start the operations of the Manh Choh mine, which will require the Company to either elect to fund its 30% portion or be subject to dilution.  The Company anticipates being able to obtain the capital required to finance its share of the Manh Choh project by drawing down on its secured credit facility (See Note 15 - Debt). The Company also completed an Underwritten Offering in July 2023 (See Note 16 - Subsequent Events).  Management believes the Company will maintain sufficient liquidity to meet its working capital requirements for the next twelve months from the date of this report.  If the Company’s interest in the Peak Gold JV is diluted, the Company  may not be able to fully realize its investment in the Peak Gold JV.  Also, if no additional financing is obtained, the Company  may not be able to fully realize its investment in the Contango Properties.  The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash.  Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of  June 30, 2023, and  June 30, 2022. At June 30, 2023 and June 30, 2022, the Company had $231,000 of restricted cash which is held as collateral for its bank-issued Company credit cards.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on  June 30, 2023 and designated one of the three members of the Management Committee. The Company recorded its investment at the historical cost of the assets contributed. The cumulative losses of the Peak Gold JV exceed the historical cost of the assets contributed to the Peak Gold JV; therefore, the Company’s investment in the Peak Gold JV as of  June 30, 2023 and  June 30, 2022 is zero. The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Property & Equipment.  Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset.  When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount  may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded an impairment charge of $7,111 during the year ended June 30, 2023 and $92,777 for the year ended June 30, 2022.  Current year impairment relates to equipment determined to be obsolete.  Prior year impairment expense relates to an avalanche that occurred at the Lucky Shot Property in February 2022.  The avalanche destroyed various vehicles and equipment at the site.  The $92,777 in impairment represents the remaining book value associated with the property that was destroyed, net of insurance recoveries to date, and other necessary write-offs.   Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the year ended June 30, 2023.

Fair Value on a Recurring Basis

The Company performs fair value measurements on a recurring basis for the following:

• Derivative Financial Instruments - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company's potential derivative financial instruments include features embedded within its convertible debenture with Queens Road Capital (see Note 15).  These measurements were not material to the Consolidated Financial Statements.

• Contingent Consideration - As discussed in Note 8, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  The fair value of this contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds.

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

The Company purchased 100% of the outstanding membership interests of AGT in  August 2021 (See Note 8).  The Company accounted for the purchase as an asset acquisition, and thus allocated the total acquisition cost to the assets acquired on a relative fair value basis.

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

Derivative Asset for Embedded Conversion Features.  The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are evaluated and accounted for separately. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as either an asset or a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The fair value of the embedded conversion features are estimated using several probability weighted binomial lattice models.  Estimating fair values of embedded conversion features is classified within Level 3 of the fair value hierarchy and requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

Asset Retirement Obligations.  Asset retirement obligations (including reclamation and remediation costs) associated with operating and non-operating mine sites are recognized when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation for each project in accordance with ASC guidance for asset retirement obligations.  As of June 30, 2023 and 2022 the company had asset retirement obligations related to its Lucky Shot project totaling $0.2 million, respectively.  Accretion expense for the years ended June 30, 2023 and 2022 was $11,860 and $9,156, respectively.

Recently Issued Accounting Pronouncements.  In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.  ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022.   As mentioned, in the accounting policy above, the Company accounts for its convertible debenture with Queens Road Capital under this standard (See Note 15).

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

5. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $413,907 and $453,353 as of June 30, 2023 and 2022, respectively.  Current year and prior year prepaids and other assets primarily relate to prepaid claim rentals and prepaid insurance.

6. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Fiscal Year Ended
	June 30, 2023	June 30, 2022
Net loss attributable to common stock	$(39,741,300)	$(23,506,650)
Weighted average shares for basic EPS	7,087,027	6,734,444
Effect of dilutive securities	—	—
Weighted average shares for diluted EPS	7,087,027	6,734,444
Basic EPS	$(5.61)	$(3.49)
Diluted EPS	$(5.61)	$(3.49)

There were 100,000 options and 401,000 warrants outstanding as of June 30, 2023.  There were 100,000 options and zero warrants outstanding as of   June 30, 2022The options and warrants were not included in the computation of diluted earnings per share for the fiscal years ended June 30, 2023 and June 30, 2022 due to being anti-dilutive.

7. Stockholders’ Equity (Deficit)

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of  June 30, 2023, 7,781,690 shares of common stock were outstanding, including 429,376 shares of unvested restricted stock.  As of  June 30, 2023, options and warrants to purchase 501,000 shares of common stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  August 2023 and  January 2025.

ATM Offering

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Offering”). The offer and sale of the common stock has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s registration statement on Form S-3.  Sales of the common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the common stock requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company.  The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, customary indemnification obligations of the Company and the Agent against certain liabilities, including for liabilities under the Securities Act, and termination provisions.  As of June 30, 2023, the Company had sold a total of 158,461 shares of common stock pursuant to the Sales Agreement for net proceeds of approximately $4.1 million.

January 2023 Private Placement

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

Petrie assisted the Company with the  December 2022 Private Placement and received compensation equal to 3.25% of the proceeds from the  December 2022 Investors solicited by Petrie.  Net proceeds from the  December 2022 Private Placement totaled approximately $5.6 million. The Company will use these proceeds to fund its exploration and development program and for general corporate purposes. The  December 2022 Securities sold were not registered under the Securities Act, but the  December 2022 Shares and the  December 2022 Warrant Shares are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

  May 2023 Warrant Exercise

In  May 2023, the Company offered the holders of its  December 2022 Warrants and  January 2023 Warrants with an original exercise price of $25.00, (collectively, “the Original Warrants”) the opportunity to exercise those warrants at the reduced exercise price of $22.00 (the “Modified Warrants”) and receive shares of common stock, par value $0.01 per share of Contango ORE, Inc. by paying the reduced exercise price in cash and surrendering the original warrants on or before  May 9, 2023. A total of 313,000 Original Warrants were exercised resulting in total cash to the Company of $6.9 million (the “Warrant Exercise Proceeds”) and the issuance of 313,000 shares of Company common stock upon such exercise. Such shares of common stock were issued in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. Proceeds from the exercise of the warrants were used for working capital purposes and for funding future obligations of the Company.  In connection with the accelerated exercise of the  December 2022 Warrants and  January 2023 Warrants, the Company agreed to issue new warrants to purchase shares of Company common stock at $30.00 per share to the exercising holders in the amount of the respective  December 2022 Warrants and  January 2023 Warrants that were exercised by such holders.  As a result, the Company has issued new warrants to purchase 313,000 shares of Company common stock (the “May 2023 Warrants”).  Consistent with the accounting guidance for modifications of a freestanding equity-classified warrant as a part of an equity offering, the Company recorded the excess in fair value of the modified warrants over the Original Warrants as an equity issuance cost, of approximately $383,000.  The fair value of the modified warrants and the original warrants were calculated as of May 9, 2023 with the following weighted average assumptions used: (i) risk-free interest rate of 4.81%; (ii) expected life of 1 year; (iii) expected volatility of 42.5%; and (iv) expected dividend yield of 0%.  The May 2023 Warrants were classified within equity and the proceeds from the capital raise were allocated to the May 2023 warrants based on their relative fair value.   The fair value of each of the  May 2023 Warrants was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.81%; (ii) expected life of 1.5 year; (iii) expected volatility of 43.7%; and (iv) expected dividend yield of 0%.

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

The Rights Agreement had an initial term of one year, expiring on  September 22, 2021.  On  September 21, 2021, the Board of Directors of the Company approved an amendment to the Rights Agreement, extending the term of the Rights Agreement by an additional year to  September 22, 2022.  On August 31, 2022, the Board of Directors approved an amendment to the Rights Agreement, extending the term of the Rights Agreement by an additional year to September 22, 2023. On September 13, 2023, the Board of Directors approved an amendment to the Rights Agreement, extending the term by an additional year to September 23, 2024.

8. Acquisition of Lucky Shot Property

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

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property.   As of June 30, 2023, the Company had exceeded the required $10,000,000 in expenditures.

The Company evaluated this acquisition under ASC 805, Business Combinations.  ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets assumed based on their fair values and a determination is made whether any goodwill results from the transaction.  In evaluating the criteria outlined by this standard, the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business (the assembled workforce does not currently perform a substantive process).  Therefore, the Company accounted for the purchase as an asset acquisition, and allocated the total consideration transferred on the date of the acquisition, approximately $13.5 million, to the assets acquired on a relative fair value basis.  The total consideration transferred is comprised of $5.1 million in cash, a $6.25 million promissory note, $0.3 million in direct transactions costs, plus the fair value of the contingent liability (described above), net of cash received.  The Company accounted for the share portion of the contingent liability in accordance with ASC 480 and measured at fair value at inception, approximately $1.85 million. The fair value of this liability was calculated using management’s projected timing of mining activities and mineral resources being defined and an estimate of the probability of achieving those targets.  The share portion of the contingent consideration is classified within Level 3 of the fair value hierarchy referenced in Note 4 - Summary of Significant Accounting Policies.  Changes in value in subsequent periods, based on management’s ongoing assessment of probability, will be recorded in earnings. The Company determined the fair value of the share portion of the liability to be $1.2 million at June 30, 2023.  The $0.6 million change in fair value during the current fiscal year is recognized in earnings.  The Company’s accounting policy is to recognize the contingent consideration associated with cash contingent payments related to the asset acquisitions when the contingency is resolved. Any amounts issued in excess of the contingent consideration initially recognized as a liability would be an additional cost of the asset acquisition allocated to increase the eligible assets on a relative fair value basis.  Amounts issued that are less than the contingent consideration initially recognized as a liability would be a reduction of the cost of the asset(s) acquired and would reduce the eligible assets on a relative value basis.

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life (in years)	June 30, 2023	June 30, 2022
Mineral properties	N/A - Units of Production	$11,700,726	$11,700,007
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,546	1,455,546
Machinery and equipment	3 - 10	287,635	287,635
Vehicles	5	135,862	135,862
Computer and office equipment	5	16,239	16,239
Furniture & fixtures	5	2,270	2,270
Less: Accumulated depreciation and amortization		(192,241)	(55,740)
Less: Accumulated impairment		(122,136)	(115,025)
Property & Equipment, net		$13,371,638	$13,514,531

10. Investment in Peak Gold, LLC

The Company recorded its investment at the historical book value of the assets contributed to the Peak Gold JV which was approximately $1.4 million.  As of  June 30, 2023, the Company has contributed approximately $40.5 million to the Peak Gold JV.

The following table is a roll-forward of our investment in the Peak Gold JV from January 8, 2015 (inception) to June 30, 2023:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold, LLC, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold, LLC	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold, LLC	—
Loss from equity investment in Peak Gold, LLC	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold, LLC	2,580,000
Loss from equity investment in Peak Gold, LLC	(2,580,000)
Investment balance at June 30, 2018	$—
Investment in Peak Gold, LLC	4,140,000
Loss from equity investment in Peak Gold, LLC	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold, LLC	3,720,000
Loss from equity investment in Peak Gold, LLC	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold, LLC	3,861,252
Loss from equity investment in Peak Gold, LLC	(3,861,252)
Investment balance at June 30, 2021	—
Investment in Peak Gold, LLC	3,706,000
Loss from equity investment in Peak Gold, LLC	(3,706,000)
Investment balance at June 30, 2022	$—
Investment in Peak Gold, LLC	21,120,000
Loss from equity investment in Peak Gold, LLC	(21,120,000)
Investment balance at June 30, 2023	$—

The following table presents the condensed balance sheets for the Peak Gold JV as of  June 30, 2023 and 2022 in accordance with US GAAP:

	June 30, 2023	June 30, 2022
ASSETS
Current assets	$81,719,273	$9,022,315
Non-current assets	97,748,104	4,548,709
TOTAL ASSETS	$179,467,377	$13,571,024

LIABILITIES AND MEMBERS’EQUITY
Current liabilities	$14,283,457	$3,057,873
Non-current liabilities	21,973,623	416,081
TOTAL LIABILITIES	$36,257,080	$3,473,954

MEMBERS’ EQUITY	143,210,297	10,097,070
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$179,467,377	$13,571,024

The following table presents the condensed results of operations for the Peak Gold JV for the year ended  June 30, 2023 and 2022, and for the period from inception through June 30, 2023 in accordance with US GAAP:

	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	June 30, 2023	June 30, 2022	June 30, 2023

EXPENSES:
Exploration expense	$7,940,683	$9,534,764	$66,352,210
General and administrative	1,374,003	1,290,013	13,655,022
Total expenses	9,314,686	10,824,777	80,007,232
NET LOSS	$9,314,686	$10,824,777	$80,007,232

The Company’s share of the Peak Gold JV’s results of operations for the year ended June 30, 2023 was a loss of $2.8 million. The Company’s share in the results of operations for the year ended June 30, 2022 was a loss of $3.3 million.  The Peak Gold, LLC loss does not include any provisions related to income taxes as Peak Gold, LLC is treated as a partnership for income tax purposes. As of June 30, 2023 and June 30, 2022, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of $44.8 million and $42.0 million, respectively, exceeds the sum of the historical book value of our initial investment in Peak Gold, LLC, of $1.4 million and our subsequent contributions of $39.1 million. Therefore, the investment in Peak Gold, LLC had a balance of zero as of June 30, 2023.  The investment also had a balance of zero at  June 30, 2022. The Company is currently not obligated to make additional capital contributions to the Peak Gold JV and therefore only records losses up to the point of its cumulative investment which is $40.5 million. If the Company elects not to fund its interest in the Peak Gold JV, its interest would be diluted.   The portion of the cumulative loss that exceeds the Company’s investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to June 30, 2023 are $4.3 million.

11. Stock Based Compensation

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

As of June 30, 2023, there were 429,376 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plan. Stock-based compensation expense for the years ended  June 30, 2023 and 2022 was $2.9 million and $4.0 million, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value  may differ from the fair value on the date the individual’s restricted stock actually vests.

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options in fiscal year 2023.  The fair value of stock options vested in 2022 was approximately $7.42 per share. As of June 30, 2023, the total unrecognized compensation cost related to nonvested stock options was zero. As of June 30, 2023, the stock options had a weighted average remaining life of 1.52 years.

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

A summary of the status of stock options granted under the 2010 Plan as of June 30, 2023 and 2022, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2023		2022
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	100,000	$14.50	100,000	$14.50
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Outstanding, end of year	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$1,133,000		$811,000

Exercisable, end of year	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$1,133,000		$811,000

Available for grant, end of year	473,386		100,427

Weighted average fair value of options granted during the year (1)	$—		$—

_______________

(1) There were no options granted during the fiscal years ended June 30, 2023 and 2022.

Restricted Stock. Under the Equity Plan, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period.  The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.  The total grant date fair value of the restricted stock granted in the fiscal years ended June 30, 2023 and 2022 was $7.0 million and $3.5 million, respectively.

On  December 1, 2020, the Company granted an aggregate 20,000 shares of common stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.   As of  June 30, 2023,  3,334 shares of restricted stock granted in  December 2020 remained unvested.

On  August 16, 2021, the Company granted 10,000 shares of common stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of  June 30, 2023 all 6,667 shares remain unvested.

On  November 11, 2021, the Company granted 123,500 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between April 2022 and  January 2024.    As of  June 30, 2023, 113,500 shares of such restricted stock granted remained unvested.

On February 2, 2022, the Company also granted to four employees a total of 12,000 shares of restricted stock.  As of June 30, 2023, 6,000 shares of such restricted stock remained unvested.

In  December 2022, the Company cancelled 167,500 shares of unvested restricted stock held by executives and the non-executive directors that were set to vest in   January 2023.  The Company also granted 209,375 restricted shares of common stock to its executives and non-executive directors.  All of the restricted stock granted in  December 2022 will vest in  January 2025. As of   June 30, 2023, there were 209,375 shares of such restricted stock that remained unvested.

On  February 7, 2023, the Company granted 90,500 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests in  January 2025.  As of   June 30, 2023, all 90,500 shares of such restricted stock granted remained unvested.

As of June 30, 2023, there were 429,376 shares of such restricted stock that remained unvested.

A summary of the Company’s restricted stock as of June 30, 2023 and 2022 and the change during the years then ended, is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	Per Share
Nonvested balance at June 30, 2021	401,333	$16.28
Granted	160,500	$21.73
Vested	(245,499)	$15.39
Nonvested balance at June 30, 2022	316,334	$19.73
Granted	299,875	$23.33
Forfeited/Cancelled	(172,834)	$18.68
Vested	(13,999)	$18.71
Nonvested balance at June 30, 2023	429,376	$22.70

As of June 30, 2023, the total compensation cost related to nonvested restricted share awards not yet recognized was $3,227,163. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

12. Commitments and Contingencies

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The Company released its Bush and West Fork claims in  November 2020.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by  November 30 of each year. Annual claims rentals for the 2022-2023 assessment year totaled $355,805. The Company paid the current year claim rentals in November 2022.  The associated rental expense is amortized over the rental claim period, September 1st - August 31st of each year.  As of  June 30, 2023, the Peak Gold JV had met the annual labor requirements for the Manh Choh Project acreage for the next four years, which is the maximum period allowable by Alaska law.

Lucky Shot Acquisition.  With regard to the Lucky Shot Acquisition, in addition to the cash at closing and the Promissory Note, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal (See Note 8 - Acquisition of Lucky Shot Property).

Royal Gold Royalties.  Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.

Retention Agreements. In  February 2019, the Company entered into Retention Agreements with its then Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs. On  February 6, 2020, the Company entered into amendments to the Retention Agreements to extend the term of the change of control period from  August 6, 2020 until  August 6, 2025. Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control that takes place prior to  August 6, 2025. On  June 10, 2020, the Company entered into a Retention Payment Agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions. The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to  August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs. On August 4, 2023, the Company entered into new retention agreements (the “2023 Retention Agreement”) with Leah Gaines and one other employee, which replaced the previous retention agreements, for payments in an aggregate amount of $540,000 (See Note 16 - Subsequent Events).

Employment Agreement. Effective July 11, 2023, Michael Clark was appointed to serve as Executive Vice President, Finance of Contango ORE, Inc., a Delaware corporation (the “Company”). Mr. Clark will perform certain of the functions of the Company’s principal financial officer. Pursuant to his Employment Agreement, Mr. Clark will receive a base salary of $300,000 per annum. Beginning with fiscal year 2023, Mr. Clark will be entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that will be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control. Any payment of severance benefits to him under the Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) effective as of  June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP will be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Equity Plan.  In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion,  may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of common stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with STIP plan, in  December 2020, Mr. Van Nieuwenhuyse received a $350,000 cash bonus and 23,333 restricted shares of common stock, which vested on  January 1, 2022.  In conjunction with the STIP plan, in  January 2022, Mr. Van Nieuwenhuyse received a $300,000 cash bonus and 15,000 restricted shares of common stock, which vested on  January 15, 2023.

13. Income Taxes

	Year Ended June 30,
	2023	2022
Income tax benefit at statutory tax rate	$(8,345,673)	$(4,961,540)
State tax benefit	(3,225,218)	(1,544,567)
Return to provision	—	(38)
Permanent differences	19,916	12,937
Stock based compensation	(527,765)	100,666
Legal fees	24,167	131,311
Convertible debt interest	368,875	66,463
162(m) Limitation	373,763	84,822
Other valuation allowance	11,311,935	5,990,215
Income tax benefit	$—	$(119,731)

The provision for income taxes for the periods indicated below are comprised of the following:

	Year Ended June 30,
	2023	2022
Current:
Federal	$—	$(261,636)
State	—	141,905
Total current income tax benefit	$—	$(119,731)

Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense	$—	$—

The net deferred tax asset is comprised of the following:

	Year Ended June 30,
	2023	2022
Deferred tax asset:
Investment in the Peak Gold JV	$14,203,470	$8,278,223
State deferred tax assets	6,728,285	3,503,066
Stock option expenses	1,106,783	1,425,498
Net operating losses	5,027,243	2,547,058
Valuation allowance	(27,065,781)	(15,753,845)
Net deferred tax assets	$—	$—

.

At each reporting period, we weigh all positive and negative evidence to determine whether our deferred tax assets are more likely than not to be realized. As a result of this analysis at June 30, 2023, we have determined a valuation allowance is necessary as we have a history of book and tax losses with the exception of June 30, 2022, we have not generated any revenue from mineral sales or operations and do not have any recurring sources of revenue.

During fiscal year 2023, we had a change in our valuation allowance of approximately $11.3 million.

At June 30, 2023, we have U.S. federal tax loss carry-forwards of approximately $23.9 million, and state of Alaska tax loss carry-forwards of approximately $22.3 million.  Use of future NOLs may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of June 30, 2023. From June 30, 2022 to June 30, 2023 there were no ownership changes under the meaning of Section 382.  The Company experienced an ownership change on March 22, 2013.  Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

The Company did not have any unrecognized tax benefits as of June 30, 2023.  The amount of unrecognized tax benefits may change in the next twelve months; however the Company does not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates.  The Company's state of Alaska and federal tax return are both open for examination for the years June 30, 2013 through June 30, 2022.  These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income.  The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations.  The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations before June 30, 2023.

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law and includes a number of tax-related provisions, including (i) a 15-percent book minimum tax (“AMT”) on adjusted financial statement income once the three year average of adjusted financial statement income is greater than $1.0 billion, (ii) certain clean energy tax incentives in the form of tax credits, and (iii) a one-percent excise tax on certain corporate stock buybacks (effective beginning January 1, 2023). The Company does not anticipate that the IRA will have a significant impact on the Company’s financial position or results of operations.

14. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until  January 6, 2020, and the Company’s Executive Chairman until  November 11, 2021, and now serves as the Company's Chairman is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On  December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of  November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV.  Pursuant to the A&R MSA, JEX provides the Company office space and office equipment, and certain related services. The A&R MSA was effective for one year beginning  December 1, 2020 and renews automatically on a monthly basis unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company paid JEX a monthly fee of $10,000, which included an allocation of approximately $6,900 for office space and equipment. JEX is also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.  In January 2023, the monthly fee paid to JEX was reduced to $3,000, and only covers office equipment and related services.

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

15.  Debt

The table below shows the components of Debt, net as of June 30, 2023 and 2022:

	Year Ended June 30,
	2023	2022
Secured Debt Facility
Principal amount	$10,000,000	$—
Unamortized debt discount	(2,342,484)	—
Unamortized debt issuance costs	(1,628,012)	—
Debt, net	$6,029,504	$—

Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(461,639)	(602,430)
Unamortized debt issuance costs	(110,818)	(157,610)
Debt, net	$19,427,543	$19,239,960

Total Debt, net	$25,457,047	$19,239,960

Secured Credit Facility

On May  17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska, LLC as the borrower, each of the Company, Alaska Gold Torrent, LLC, and Contango Minerals Alaska, LLC, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC (“ING”) as administrative agent for the lenders, and Macquarie Bank Limited (“Macquarie”), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility.

The Credit Agreement will mature on December  31, 2026 (the “Maturity Date”) and will be repaid via quarterly repayments over the life of the loan. The Facility has an upfront fee and a production linked arrangement fee based upon the projected total production of gold ounces in the base case financial model delivered on the closing date, payable quarterly based on attributable production, with any balance due upon the maturity or termination of the Credit Agreement. The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company's equity interests of AGT in respect of the Lucky Shot mine.  As a condition precedent to the second borrowing, the Company is required to hedge approximately 125,000 ounces of its attributable gold production from Manh Choh. On August 2, 2023, CORE Alaska entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce.  The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026.  See Note 16 - Subsequent Events.

  Term loans, which can be made quarterly are to be used only to finance cash calls to the Peak Gold JV, fund the debt service reserve account, pay corporate costs in accordance with Budget and Base Case financial model and fees and expenses in connection with the loan. Liquidity loans, which can be made once a month, are to be used for cost overruns.  Any outstanding liquidity loans must be repaid on July 31, 2025.

Loans under the facility can be Base Rate loans at the Base Rate plus the Applicable Margin or Secured Overnight Financing Rate (“SOFR”) loans at the three month adjusted term SOFR plus the Applicable Margin.  The type of loan is requested by the borrower at the time of the borrowing and the type loan may be converted.  The “Base Rate” is the highest of Prime Rate, Federal Funds Rate plus .50% or Adjusted Term SOFR for one month plus 1%.  “Adjusted Term SOFR” is Term SOFR plus a SOFR Adjustment of .15% per annum.  “Term SOFR” is the secured overnight financing rate as administered by the Term SOFR Administrator.  The “Applicable Margin” is (i)  6.00% per annum prior to the completion date for the Manh Choh Project and (ii)  5.00% per annum thereafter, which will be payable quarterly.

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to November 1, 2025 are the last day of July, October, January and April; thereafter the payment dates are the last day of March, June, September and December.  The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin.  The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of May 17, 2023.   As of June 30, 2023, the Company had unused borrowing commitments of $55 million.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00, (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.  The Company is also required to maintain a minimum cash balance of $2 million.  As of June 30, 2023, the Company was in compliance with all of the required debt covenants.

The Company drew $10 million on the term loan facility at the initial closing.  The Company will repay $2 million of the amount drawn on July 31, 2024, and the remaining $8 million will be divided into quarterly repayments until December 31, 2026.  Future draws on the term loan facility are subject to certain additional conditions being met.   The Company entered into amendments to the Credit Agreement extending the time for the Company to satisfy the remaining conditions to a second borrowing on the term loan facility, and satisfied such conditions as of the date of this filing.

Borrowings under the term loan facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million.  As of June 30, 2023, the unamortized discount and issuance costs were $2.3 million and $1.6 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $6.0 million.  The fair value of the debt (Level 2) as of June 30, 2023 was $10.0 million.  The company recognized interest expense totaling $0.2 million related to this debt for the fiscal year ended June 30, 2023 (inclusive of approximately $145,000 of contractual interest, and approximately $17,000 related to the amortization of the discount and issuance fees).  The effective interest rate of the term loan facility was, 11.75%.  As of June 30, 2023, the effective interest rate for the amortization of the discount and issuance costs was 2.4%.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent.

Convertible Debenture

On  April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queen’s Road Capital Investment, Ltd. (“QRC”).  The Company will use the proceeds from the sale of the debenture to fund commitments to the Peak Gold JV, the exploration and development at its Lucky Shot properties, and for general corporate purposes.

In connection with the closing of the Credit Agreement, the Company entered into a letter agreement with QRC (the "Letter Agreement") which amended the terms of the convertible debenture.  In accordance with the Letter Agreement, QRC acknowledged that the convertible debenture would be subordinate to the loans under the Credit Agreement, and acknowledged that the Company entering into the loans under the Credit Agreement would not constitute a breach of the negative covenants of the convertible debenture.  QRC also waived its put right in respect of the debenture that would require Contango to redeem the debenture in whole or in part upon the completion of a secured financing or a change of control.  In consideration for QRC entering into the Letter Agreement, the Company agreed to amend the interest rate of the debenture from 8% to 9%.  In accordance with the Letter Agreement the interest payment dates were modified to be the last business day of July, October, January, and April, prior to November 1, 2025 and the thereafter the last business day of March, June, September, and December.   The maturity date also changed from April 26, 2026 to May 26, 2028.

The debenture currently bears interest at 9% per annum, payable quarterly, with 7% paid in cash and 2% paid in shares of common stock issued at the market price at the time of payment based on a 20-day volumetric weighted average price (“VWAP”). The debenture is unsecured. The holder  may convert the debenture into common stock at any time at a conversion price of $30.50 per share (equivalent to 655,738 shares), subject to adjustment. The Company  may redeem the debenture after the third anniversary of issuance at 105% of par, provided that the market price (based on a 20-day VWAP) of the Company's common stock is at least 130% of the conversion price.

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

The debt carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million.  As of June 30, 2023 and June 30, 2022, the unamortized discount and issuance costs were $0.6 million and $0.8 million, respectively.  The carrying amount of the debt at June 30, 2023 and June 30, 2022, net of the unamortized discount and issuance costs was $19.4 million and $19.2 million respectively.  The fair value of the debenture (Level 2) as of June 30, 2023 and June 30, 2022 was $20.0 million.  The company recognized interest expense totaling $1.8 million related to this debt for the fiscal year ended June 30, 2023 (inclusive of approximately $1.6 million of contractual interest, and approximately $0.2 million related to the amortization of the discount and issuance fees).  The company recognized interest expense totaling $0.3 million related to this debt for the fiscal year ended June 30, 2022 (inclusive of approximately $289,000 of contractual interest, and approximately $35,000 related to the amortization of the discount and issuance fees).The effective interest rate of the debenture is the same as the stated interest rate, 9.0%.  The effective interest rate for the amortization of the discount and issuance costs as of June 30, 2023  and June 30, 2022 was 0.6% and 1.0% respectively.  The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features.  The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting.  The fair value of the identified derivative was determined to be de minimis at April 26, 2022,  June 30, 2022, and  June 30, 2023 as the probability of a change of control was negligible as of those dates.   For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

16.  Subsequent Events

On July 24, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Freedom Capital Markets (collectively, the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock. All of the Underwritten Shares are being sold by the Company. The offering price of the Underwritten Shares was $19.00 per share, and the Underwriters agreed to purchase the Underwritten Shares from the Company pursuant to the Underwriting Agreement at a price of $17.77 per share (the “Purchase Price”) which includes a 6.5% Underwriters discount.  The net proceeds from the Offering were $28.3 million after deducting underwriting discounts and commissions and offering expenses.  The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The Offering closed on July 26, 2023.  The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

On August 2, 2023, CORE Alaska, LLC (“CORE Alaska”), a subsidiary of Contango ORE, Inc. (the “Company”), pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under that certain Credit and Guarantee Agreement, by and among the Company, its subsidiaries, ING Capital LLC (“ING”) and Macquarie Bank Limited (“Macquarie”), entered into a series of customary hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026, and represent approximately 45% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

On August 4, 2023, the Company entered into a retention agreement (the “Retention Agreement”) with Leah Gaines, Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary. This Retention Agreement replaces the previous Retention Agreement dated February 6, 2019 and the Amendment to the Retention Agreement dated February 6, 2020. Pursuant to the Retention Agreement, Ms. Gaines will remain in her positions with the Company (including as the Company’s principal financial officer and principal accounting officer) until the earlier of (i)  December 31, 2023 or (ii) a date determined by the Company (such earlier date, the “Separation Date”). Any transition is not the result of any disagreements between the Company and Ms. Gaines.