Form 10-Q
period 2023-09-30
Contango ORE, Inc.
filed 2023-11-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 14, 2023 was 9,400,128.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	September 30, 2023	June 30, 2023
ASSETS

CURRENT ASSETS:
Cash	$18,507,308	$11,646,194
Restricted cash	231,000	231,000
Prepaid expenses and other	795,111	413,907
Derivative contract asset	549,116	—
Total current assets	20,082,535	12,291,101

LONG-TERM ASSETS:
Investment in Peak Gold (Note 5)	21,420,712	—
Property & equipment, net	13,352,637	13,371,638
Total long-term assets	34,773,349	13,371,638

TOTAL ASSETS	$54,855,884	$25,662,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,129,361	$220,755
Accrued liabilities	871,728	2,077,870
Current portion of long-term debt	2,000,000	—
Total current liabilities	5,001,089	2,298,625

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	243,126	239,942
Contingent consideration liability	1,240,563	1,240,563
Derivative contract liability	3,274,527	—
Debt, net	32,855,385	25,457,047
Total non-current liabilities	38,813,601	28,137,552

TOTAL LIABILITIES	43,814,690	30,436,177

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Common Stock, $0.01 par value, 45,000,000 shares authorized; 9,395,112 shares issued and 9,393,922 outstanding at September 30, 2023; 7,781,690 shares issued and outstanding at June 30, 2023	93,951	77,817
Additional paid-in capital	122,393,198	93,424,283
Treasury stock at cost (1,190 at September 30, 2023; and 0 shares at June 30, 2023)	(21,190)	—
Accumulated deficit	(111,424,765)	(98,275,538)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	11,041,194	(4,773,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$54,855,884	$25,662,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2023	2022
EXPENSES:
Claim rental expense	$(127,006)	$(146,925)
Exploration expense	(1,081,927)	(4,396,570)
Depreciation expense	(25,997)	(34,214)
Accretion expense	(3,183)	(3,026)
General and administrative expense	(2,767,477)	(2,424,068)
Total expenses	(4,005,590)	(7,004,803)

OTHER INCOME/(EXPENSE):
Interest income	39,045	8,546
Interest expense	(847,983)	(449,470)
Loss from equity investment in Peak Gold, LLC (Note 5)	(5,609,288)	—
Insurance recoveries	—	338,301
Unrealized loss on derivative contracts	(2,725,411)	—
Other income	—	15,656
Total other income/(expense)	(9,143,637)	(86,967)

NET LOSS	$(13,149,227)	$(7,091,770)

LOSS PER SHARE
Basic and diluted	$(1.47)	$(1.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	8,935,863	6,771,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,149,227)	$(7,091,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	739,783	787,874
Depreciation expense	25,997	34,214
Accretion expense	3,183	3,026
Loss from equity investment in Peak Gold, LLC	5,609,288	—
Unrealized loss from derivative contracts	2,725,411	—
Interest expense paid in stock	66,658	—
Amortization of debt discount and debt issuance fees	105,633	49,471
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	(381,203)	13,384
Increase in accounts payable and accrued liabilities	702,464	948,756
Net cash used in operating activities	(3,552,013)	(5,255,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(27,030,000)	—
Acquisition of property and equipment	(6,995)	—
Net cash used by investing activities	(27,036,995)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(21,190)	(27,693)
Cash proceeds from debt	10,000,000	—
Debt issuance costs	(707,296)	(2,736)
Cash proceeds from capital raise, net	28,178,608	—
Net cash provided/(used) by financing activities	37,450,122	(30,429)

NET DECREASE (INCREASE) IN CASH	6,861,114	(5,285,474)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	11,877,194	23,326,101
CASH AND RESTRICTED CASH, END OF PERIOD	$18,738,308	$18,040,627

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$472,184	$416,670
Non-cash investing and financing activities
Interest expense paid with stock	66,658	138,886
Total non-cash investing and financing activities	$66,658	$138,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2023	7,781,690	$77,817	$93,424,283	$—	$(98,275,538)	$(4,773,438)
Stock-based compensation	—	—	739,783	—	—	739,783
Restricted stock activity	10,140	101	(101)	—	—	—
Issuance of common stock	1,600,000	16,000	30,384,000	—	—	30,400,000
Cost of common stock issuance	—	—	(2,221,392)	—	—	(2,221,392)
Stock issued for convertible note interest payment	3,282	33	66,625	—	—	66,658
Treasury shares withheld for employee taxes	—	—	—	(21,190)	—	(21,190)
Net loss for the period	—	—	—	—	(13,149,227)	(13,149,227)
Balance at September 30, 2023	9,395,112	$93,951	$122,393,198	$(21,190)	$(111,424,765)	$11,041,194

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043
Stock-based compensation	—	—	787,874	—	—	787,874
Treasury stock issued for convertible note interest payment	—	—	—	138,886	—	138,886
Treasury stock withheld for employee taxes	—	—	—	(27,693)	—	(27,693)
Net loss for the period	—	—	—	—	(7,091,770)	(7,091,770)
Balance at September 30, 2022	6,860,420	$68,604	$74,845,733	$(2,206,989)	$(65,626,008)	$7,081,340

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (“Lucky Shot”, “Lucky Shot Property”, or the “Lucky Shot Project”) ; and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska  (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property,  the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).  The Company relinquished approximately 69,000 acres located on the Eagle/Hona Property in November 2022.  The Company retained essentially all of the acreage where drilling work was performed in 2019 and 2021, and used sampling data to determine which acreage should be released.

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

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in   July 2022.  Also, in   July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project.  Effective   December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis.  To date, the Peak Gold JV management committee (the “JV Management Committee”) has approved a budget for 2023, with cash calls totaling approximately $165.1 million, of which the Company’s share is approximately $49.5 million.  As of September 30, 2023, the Company funded $39.8 million of the 2023 budget.

At the Lucky Shot Property, in  August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein.  The program was shut down in September 2023 to preserve the safety of the Company's employees and contractors due to poor weather conditions.

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

During the current quarter, the Company obtained office space in Vancouver, Canada and created a Canadian subsidiary, Contango Mining Canada, Inc.

The Company’s fiscal year end is June 30.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2023. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024.

3.  Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, and general and administrative expenses of the Company.  The JV Management Committee has proposed a significant budget to complete and start the operations of the Manh Choh mine, which will require the Company to either elect to fund its 30% portion or be subject to dilution.   The JV Management Committee has approved a budget for 2023, with cash calls totaling approximately $165.1 million, of which the Company’s share is approximately $49.5 million.  As of September 30, 2023, the Company had funded $39.8 million of its share of the 2023 cash calls.   The Company will finance its remaining share of the Manh Choh project by drawing down on its secured credit facility (See Note 14 - Debt).  The Company also completed an Underwritten Offering in  July 2023 with net proceeds of $28.2 million.    Management believes the Company will maintain sufficient liquidity to meet its working capital requirements for the next twelve months from the date of this report, because it has sufficient cash on hand to cover its general and administrative expenses and debt obligations.  If necessary, the Company could elect not to fund its share of the Manh Choh Project, and have its interest diluted.  If the Company’s interest in the Peak Gold JV is diluted, the Company   may not be able to fully realize its investment in the Peak Gold JV.  Also, if no additional financing is obtained, the Company  may not be able to fully realize its investment in the Contango Properties.  The Company has limited financial resources and the ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the exploration results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-K for the fiscal year ended June 30, 2023 for a summary of the Company's significant accounting policies, as there have been no changes to the Company's significant accounting polices since the time of that filing, except for the accounting policy related to derivative instruments below.

Derivative Instruments.  The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings. The Company has elected to not designate any of its positions under the hedge accounting rules. Accordingly, these derivative contracts are mark-to-market and any changes in the estimated values of derivative contracts held at the balance sheet date are recognized in unrealized (loss) gain on derivative contracts, net in the Condensed Consolidated Statements of Operations as unrealized gains or losses on derivative contracts. Realized gains or losses on derivative contracts will be recognized in (Loss) gain on derivative contracts, net in the Condensed Consolidated Statements of Operations.

5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of September 30, 2023, the Company has contributed approximately $67.5 million to the Peak Gold JV.   As of September 30, 2023, the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of  September 30, 2023:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2022	$—
Investment in Peak Gold, LLC	21,120,000
Loss from equity investment in Peak Gold, LLC	(21,120,000)
Investment balance at June 30, 2023	$—
Investment in Peak Gold, LLC	27,030,000
Loss from equity investment in Peak Gold, LLC	(5,609,288)
Investment balance at September 30, 2023	$21,420,712

The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three month periods ended September 30, 2023 and 2022 in accordance with US GAAP:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
EXPENSES:
Exploration expense	$4,509,967	$1,438,756
General and administrative	65,013	77,050
Total expenses	4,574,980	1,515,806
NET LOSS	$4,574,980	$1,515,806

  The Company’s share of the Peak Gold JV’s results of operations for the three months ended September 30, 2023 was a loss of approximately $1.4 million.  The Company’s share in the results of operations for the three months ended September 30, 2022 was a loss of approximately $0.4 million.  The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of  September 30, 2023 and June 30, 2023, the Company’s share of the Peak Gold JV’s inception-to-date results of operations was a cumulative loss of approximately $46.1 million and $44.8 million, respectively. In previous quarters, the Company's cumulative losses exceeded its cumulative investment in the Peak Gold JV and the equity method of accounting was suspended, which resulted in suspended losses, and an investment balance of zero at June 30, 2023.  During the current quarter, the Company's cumulative investment in the Peak Gold JV, exceeded its cumulative losses.  Therefore the company recognized all of the previously suspended losses, approximately $4.3 million,  and the investment in Peak Gold had a balance of $21.4 million at September 30, 2023, compared to $0 at June 30, 2023.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $795,111 and $413,907 as of September 30, 2023 and June 30, 2023, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and commitment fees.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2023			2022
		Weighted Average	Loss		Weighted Average	Loss Per
	Net Loss	Shares	Per Share	Net Loss	Shares	Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(13,149,227)	8,935,863	$(1.47)	$(7,091,770)	6,771,245	$(1.05)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(13,149,227)	8,935,863	$(1.47)	$(7,091,770)	6,771,245	$(1.05)

Options and warrants to purchase 501,000 shares of common stock of the Company were outstanding as of September 30, 2023, and options to purchase 100,000 shares of common stock were outstanding as of September 30, 2022.  These options and warrants were not included in the computation of diluted earnings per share for the three month periods ended September 30, 2023 and 2022 due to being anti-dilutive.  There were no warrants outstanding as of September 30, 2022.

8. Stockholders’ Equity

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of  September 30, 2023, 9,393,922 shares of common stock were outstanding, including 436,183 shares of unvested restricted stock.  As of  September 30, 2023, options and warrants to purchase 501,000 shares of common stock of the Company were outstanding.  No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between  January 2024 and August 2025.

 Underwritten Offering

On  July 24, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Freedom Capital Markets (collectively, the “Underwriters”), relating to an underwritten public offering and sale (the “Offering”) of 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock that was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s registration statement on Form S-3. All of the Underwritten Shares were sold by the Company. The offering price of the Underwritten Shares was $19.00 per share, and the Underwriters agreed to purchase the Underwritten Shares from the Company pursuant to the Underwriting Agreement at a price of $17.77 per share (the “Purchase Price”) which included a 6.5% Underwriters discount.  The net proceeds from the Offering were $28.2 million after deducting underwriting discounts and commissions and offering expenses.  The Offering closed on  July 26, 2023.

ATM Offering

On  June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company  may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Offering”). The offer and sale of the common stock was registered under the Securities Act, pursuant to the Company’s registration statement on Form S-3.  Sales of the common stock, pursuant to the Sales Agreement,  may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and  may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the common stock requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company.  The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement.  During the prior fiscal year, the Company had sold a total of 158,461 shares of common stock pursuant to the Sales Agreement for net proceeds of approximately $4.1 million.  No further activity has occurred on the ATM Offering to date.

  May 2023 Warrant Exercise

In   May 2023, the Company offered the holders of its   December 2022 Warrants and   January 2023 Warrants with an original exercise price of $25.00, (collectively, “the Original Warrants”) the opportunity to exercise those warrants at the reduced exercise price of $22.00 (the “Modified Warrants”) and receive shares of common stock, par value $0.01 per share of the Company by paying the reduced exercise price in cash and surrendering the original warrants on or before   May 9, 2023. A total of 313,000 Original Warrants were exercised resulting in total cash to the Company of $6.9 million (the “Warrant Exercise Proceeds”) and the issuance of 313,000 shares of Company common stock upon such exercise. Such shares of common stock were issued in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. The bases for the availability of this exemption include the facts that the issuance was a private transaction which did not involve a public offering and the shares were offered and sold to a limited number of purchasers. The Warrant Exercise Proceeds were used for working capital purposes and for funding future obligations of the Company.  In connection with the accelerated exercise of the Original Warrants, the Company agreed to issue new warrants to purchase 313,000 shares of Company common stock at $30.00 per share to the exercising holders in the amount of the respective   December 2022 Warrants and   January 2023 Warrants that were exercised by such holders (the  “May 2023 Warrants”).  Consistent with the accounting guidance for modifications of a freestanding equity-classified warrant as a part of an equity offering, the Company recorded the excess in fair value of the Modified Warrants over the Original Warrants as an equity issuance cost, of approximately $383,000.  The fair value of the Modified Warrants and the Original Warrants were calculated as of  May 9, 2023 with the following weighted average assumptions used: (i) risk-free interest rate of 4.81%; (ii) expected life of 1 year; (iii) expected volatility of 42.5%; and (iv) expected dividend yield of 0%.  The  May 2023 Warrants were classified within equity and the Warrant Exercise Proceeds were allocated to the  May 2023 Warrants based on their relative fair value.  The fair value of each of the  May 2023 Warrants was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.81%; (ii) expected life of 1.5 years; (iii) expected volatility of 43.7%; and (iv) expected dividend yield of 0%.

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

Petrie Partners Securities, LLC (“Petrie”) assisted the Company with the January 2023 Private Placement and received compensation equal to 3.25% of the proceeds from the January 2023 Investors solicited by Petrie.  Net proceeds from the January 2023 Private Placement totaled approximately $2.3 million and were used to fund the Company’s exploration and development program and for general corporate purposes. The January 2023 Securities sold were not registered under the Securities Act, but the January 2023 Shares and the January 2023 Warrant Shares are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

Petrie assisted the Company with the December 2022 Private Placement and received compensation equal to 3.25% of the proceeds from the December 2022 Investors solicited by Petrie.  Net proceeds from the December 2022 Private Placement totaled approximately $5.6 million and were used to fund the Company’s exploration and development program and for general corporate purposes. The December 2022 Securities sold were not registered under the Securities Act, but the December 2022 Shares and the December 2022 Warrant Shares are subject to a Registration Rights Agreement allowing the shares to be registered by the holders at a future date.

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

9.  Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	September 30, 2023	June 30, 2023
Mineral properties	N/A - Units of Production	$11,700,726	$11,700,726
Land	Not Depreciated	87,737	87,737
Buildings and improvements (years)	20 - 39	1,455,546	1,455,546
Machinery and equipment (years)	3 - 10	287,635	287,635
Vehicles (years)	5	135,862	135,862
Computer and office equipment (years)	5	23,235	16,239
Furniture & fixtures (years)	5	2,270	2,270
Less: Accumulated depreciation and amortization		(218,238)	(192,241)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$13,352,637	$13,371,638

10. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until   January 6, 2020, and the Company’s Executive Chairman until   November 11, 2021, and now serves as the Company’s Chairman is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas.  On   December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of   November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV.  Pursuant to the A&R MSA, JEX provides the Company office space and office equipment, and certain related services. The A&R MSA was effective for one year beginning   December 1, 2020 and renews automatically on a monthly basis unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company paid JEX a monthly fee of $10,000, which included an allocation of approximately $6,900 for office space and equipment. JEX is also reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions.  In  January 2023, the monthly fee paid to JEX was reduced to $3,000, and only covers office equipment and related services.

11. Stock-Based Compensation

On September 15, 2010, the Board adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”).   On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares.  Under the Amended Equity Plan, the Board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.  On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) which will replace the 2010 Plan with respect to new grants by the Company.  Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (462,567 shares as of September 30, 2023), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of  September 30, 2023, there were 436.183 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Amended Equity Plan. Stock-based compensation expense for the three months ended September 30, 2023  and 2022 was $739,783 and $787,784, respectively.  The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.  All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted.  The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock.

On December 1, 2020, the Company granted an aggregate 20,000 shares of common stock to two new employees.  The restricted stock granted to such employees vests in equal installments over three years on the anniversary of the grant date.    As of  September 30, 2023, 3,334 shares of restricted stock granted in December 2020 remained unvested.

On August 16, 2021, the Company granted 10,000 shares of common stock to a new employee.  The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date.  As of September 30, 2023, 3,334 shares of restricted stock granted in August 2021 remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between January 2023 and  January 2024.    As of  September 30, 2023, all 113,500 shares of such restricted stock granted remained unvested.

On February 2, 2022, the Company granted to four employees a total of 12,000 shares of restricted stock.  These restricted shares vest between  January 2023 and January 2025.  As of  September 30, 2023, 6,000 shares of such restricted stock granted remained unvested.

In December 2022, the Company cancelled 167,500 shares of unvested restricted stock held by executives and the non-executive directors that were set to vest in  January 2023.  The Company also granted 209,375 restricted shares of common stock to its executives and non-executive directors. The restricted shares cancellation and the subsequent new grants were accounted for as modification to the original restricted stock grants.  The incremental fair value will be recognized over the vesting period.  The impact of the modification to the current quarter was immaterial.  All of the restricted stock granted in December 2022 vest in January 2025. As of  September 30, 2023, there were 209,375 shares of such restricted stock that remained unvested.

On February 7, 2023, the Company granted 90,500 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests in January 2025.  As of  September 30, 2023, all 90,500 shares of such restricted stock granted remained unvested.

On August 18, 2023, the Company granted 10,140 restricted shares of common stock to two executives.  The restricted stock vests equally over three years on each anniversary date of the grant.  As of September 30, 2023, all 10,140 shares of such restricted stock granted remained unvested.

As of September 30, 2023, the total compensation cost related to unvested awards not yet recognized was $2,666,958.  The remaining costs will be recognized over the remaining vesting period of the awards.

Stock options.  There were no stock option exercises during the three months ended September 30, 2023.  There were also no stock option exercises during the three months ended September 30, 2022.   The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows.  All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model (Level 2 of the fair value hierarchy).  As of  September 30, 2023, the stock options had a weighted-average remaining life of 1.27 years. All of the compensation cost related to these stock options had been recognized as of September 30, 2023.

A summary of the status of stock options granted under the Amended Equity Plan as of  September 30, 2023 and changes during the three months then ended, is presented in the table below:

	Three Months Ended
	September 30, 2023
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of June 30, 2023	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$545,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$545,000
Available for grant, end of period	462,567
Weighted average fair value per share of options granted during the period	$—

12. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease has a ten-year term that expires on July 15, 2028, and continues for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Peak Gold JV is required to spend $350,000 per year until July 15, 2028 in exploration costs. The Company’s exploration expenditures through the 2023 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements.  Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production.  In lieu of a $450,000 cash payment to the Peak Gold JV from the Tetlin Tribal Council to increase its production royalty by 0.75%, the Peak Gold JV agreed to credit the $450,000 against future production royalty and advance minimum royalty payments due to the Tetlin Tribal Council under the lease once production begins. Until such time as production royalties begin, the Peak Gold JV must pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, and subsequent years are escalated by an inflation adjustment.

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands.  The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2023-2024 assessment year totaled $362,465. The Company paid the current year claim rentals in October 2023.  The associated rental expense is amortized over the rental claim period, September 1 through  August 31 of each year.  As of September 30, 2023, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.

Lucky Shot Property.  With regard to the Lucky Shot Property, the Company will be obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of CORE common stock.  If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of CORE common stock. If payable, the additional share consideration will be issued based on the 30-day volume.

Royal Gold Royalties. Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.

Retention Agreements. In February 2019, the Company entered into retention agreements with its then Chief Executive Officer, Brad Juneau, its Chief Financial Officer, Leah Gaines, and one other employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions (collectively, the “Retention Agreements”). The Retention Agreements are triggered upon a change of control (as defined in the applicable retention agreement), provided that the recipient is employed by the Company when the change of control occurs. On February 6, 2020, the Company entered into amendments to the Retention Agreements to extend the term of the change of control period from August 6, 2020 until August 6, 2025. Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control that takes place prior to August 6, 2025. On June 10, 2020, the Company entered into a retention payment agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions (the “Retention Payment Agreement”). The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs.  On  August 4, 2023, the Company entered into a new retention agreement (the “New Retention Agreement”) with Leah Gaines, Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary and one other employee, for payments in the aggregate amount totaling $540,000. The New Retention Agreement replaces Ms. Gaines’ previous retention agreement dated  February 6, 2019 and the amendment to the retention agreement dated  February 6, 2020. Pursuant to the New Retention Agreement, Ms. Gaines will remain in her positions with the Company (including as the Company’s principal financial officer and principal accounting officer) until the earlier of (i)  December 31, 2023 or (ii) a date determined by the Company. Any transition is not the result of any disagreements between the Company and Ms. Gaines.

Employment Agreement. Effective  July 11, 2023, Michael Clark was appointed to serve as Executive Vice President, Finance of the Company. Mr. Clark will perform certain of the functions of the Company’s principal financial officer. Pursuant to his employment agreement (the “Employment Agreement”), Mr. Clark will receive a base salary of $300,000 per annum. Beginning with fiscal year 2023, Mr. Clark will be entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that will be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control. Any payment of severance benefits to him under the Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

  Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of Mr. Van Nieuwenhuyse. Pursuant to the terms of the STIP, the Compensation Committee establishes performance goals each year and evaluates the extent to which, if any, Mr. Van Nieuwenhuyse meets such goals. The STIP provides for a payout equal to 25.0% of Mr. Van Nieuwenhuyse’s annual base salary if the minimum performance target established by the Compensation Committee is met, 100.0% of his annual base salary if all performance goals are met, and up to 200.0% of his annual base salary if the maximum performance target is met. Amounts due under the STIP are payable 50.0% in cash and 50.0% in the form of restricted stock granted under the Amended Equity Plan, vesting in two equal annual installments on the first and second anniversaries of the grant date, and subject to the terms of the Amended Equity Plan.  In addition, in the event of a Change of Control (as defined in the Amended Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200.0% of his annual base salary, payable in cash, shares of common stock of the Company under the Amended Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.  In conjunction with the STIP plan, in  January 2022, Mr. Van Nieuwenhuyse received a $300,000 cash bonus and 15,000 restricted shares of common stock, which were to vest on  January 15, 2023.   These 15,000 restricted shares were cancelled in December 2022, and 18,750 shares were issued to Mr. Van Nieuwenhuyse under the STIP plan which will vest in January 2025. In September 2023, Mr.Van Nieuwenhuyse received a $200,000 cash bonus in conjunction with the STIP plan.

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under that certain Credit and Guarantee Agreement, by and among the Company, its subsidiaries, ING Capital LLC and Macquarie Bank Limited, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026, and represent approximately 45% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine (See Note 15 - Derivatives and Hedging Activities).

13.  Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of September 30, 2023 and June 30, 2023 and has recognized zero income tax expense for the three months ended September 30, 2023 and September 30, 2022.  The effective tax rate was 0% for the three months ended September 30, 2023 and 2022.  The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book and taxable net loss for its fiscal year end, June 30, 2023.  The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of  September 30, 2023 or June 30, 2023.

14.  Debt

The table below shows the components of Debt, net as of  September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Secured Debt Facility
Principal amount	$20,000,000	$10,000,000
Unamortized debt discount	(2,388,728)	(2,342,484)
Unamortized debt issuance costs	(2,212,417)	(1,628,012)
Debt, net	$15,398,855	$6,029,504

Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(438,264)	(461,639)
Unamortized debt issuance costs	(105,206)	(110,818)
Debt, net	$19,456,530	$19,427,543

Total Debt, net	$34,855,385	$25,457,047

Secured Credit Facility

On  May  17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska, LLC as the borrower, each of the Company, Alaska Gold Torrent, LLC, and Contango Minerals Alaska, LLC, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC (“ING”), as administrative agent for the lenders, and Macquarie Bank Limited (“Macquarie”), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility.

The Credit Agreement will mature on  December  31, 2026 (the “Maturity Date”) and will be repaid via quarterly repayments over the life of the loan. The Facility has an upfront fee and a production linked arrangement fee based upon the projected total production of gold ounces in the base case financial model delivered on the closing date, payable quarterly based on attributable production, with any balance due upon the maturity or termination of the Credit Agreement. The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of AGT in respect of the Lucky Shot mine.  As a condition precedent to the second borrowing, the Company was required to hedge approximately 125,000 ounces of its attributable gold production from Manh Choh. On  August 2, 2023, CORE Alaska entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce, which satisfied the condition of the second borrowing.  The hedge agreements have delivery obligations beginning in  July 2024 and ending in  December 2026.  See Note 15 - Derivatives and Hedging Activities.

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

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to  November 1, 2025 are the last day of  July,  October,  January and  April; thereafter the payment dates are the last day of  March,  June,  September and  December.  The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin.  The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of  May 17, 2023.   As of  September 30, 2023, the Company had unused borrowing commitments of $45 million.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00, (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.  The Company is also required to maintain a minimum cash balance of $2 million.  As of  September 30, 2023, the Company was in compliance with all of the required debt covenants.

The Company drew $10 million on the term loan facility at the initial closing and an additional $10 million on September 29, 2023.  The Company will repay $2 million of the amount drawn on  July 31, 2024, and the remaining $18 million will be divided into quarterly repayments until  December 31, 2026.

Borrowings under the term loan facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million.  As of  September 30, 2023, the unamortized discount and issuance costs were $2.4 million and $2.2 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $15.4 million.  As of June 30, 2023, the unamortized discount and issuance costs were $2.3 million and $1.6 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $6.0 million.The fair value of the debt (Level 2) as of  September 30, 2023 and June 30, 2023 was $20.0 million and $10.0 million, respectively.  The Company recognized interest expense totaling $0.4 million related to this debt for the three months ended  September 30, 2023 (inclusive of approximately $292,000 of contractual interest, and approximately $77,000 related to the amortization of the discount and issuance fees).  There was no interest expense related to the Facility for the three months ended September 30, 2022, because the Facility was not yet in place.  The effective interest rate of the term loan facility was 11.58% as of September 30, 2023 and 11.75% as of June 30, 2023.  As of  September 30, 2023 and June 30, 2023, the effective interest rate for the amortization of the discount and issuance costs was 4.8% and 2.4%, respectively.

Convertible Debenture

On   April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture (the “Debenture”) with Queen’s Road Capital Investment, Ltd. (“QRC”).  The Company used the proceeds from the sale of the Debenture to fund commitments to the Peak Gold JV, the exploration and development at its Lucky Shot property, and for general corporate purposes.

In connection with the closing of the Credit Agreement, the Company entered into a letter agreement with QRC (the “Letter Agreement”) which amended the terms of the Debenture.  In accordance with the Letter Agreement, QRC acknowledged that the Debenture would be subordinate to the loans under the Credit Agreement, and acknowledged that the Company entering into the loans under the Credit Agreement would not constitute a breach of the negative covenants of the Debenture.  QRC also waived its put right in respect of the Debenture that would require Contango to redeem the Debenture in whole or in part upon the completion of a secured financing or a change of control.  In consideration for QRC entering into the Letter Agreement, the Company agreed to amend the interest rate of the Debenture from 8% to 9%.  In accordance with the Letter Agreement the interest payment dates were modified to be the last business day of  July,  October,  January, and  April, prior to  November 1, 2025 and thereafter the last business day of  March,  June,  September, and  December.   The maturity date also changed from  April 26, 2026 to  May 26, 2028.

The Debenture currently bears interest at 9% per annum, payable quarterly, with 7% paid in cash and 2% paid in shares of common stock issued at the market price at the time of payment based on a 20-day volumetric weighted average price (“VWAP”). The Debenture is unsecured. QRC  may convert the Debenture into common stock at any time at a conversion price of $30.50 per share (equivalent to 655,738 shares), subject to adjustment. The Company   may redeem the Debenture after the third anniversary of issuance at 105% of par, provided that the market price (based on a 20-day VWAP) of the Company’s common stock is at least 130% of the conversion price.

The Debenture carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million.  As of  September 30, 2023 and  June 30, 2023, the unamortized discount and issuance costs were $0.5 million and $0.6 million, respectively.  The carrying amount of the debt at  September 30, 2023 and  June 30, 2023, net of the unamortized discount and issuance costs was $19.5 million and $19.4 million respectively.  The fair value of the Debenture (Level 2) as of  September 30, 2023 and  June 30, 2023 was $20.0 million.  The Company recognized interest expense totaling $0.5 million related to this debt for the three months ended  September 30, 2023 (inclusive of approximately $450,000 of contractual interest, and approximately $29,000 related to the amortization of the discount and issuance fees).  The Company recognized interest expense totaling $0.4 million related to this debt for the quarter ended  September 30, 2022 (inclusive of approximately $400,000 of contractual interest, and approximately $49,000 related to the amortization of the discount and issuance fees).The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%.  The effective interest rate for the amortization of the discount and issuance costs as of  September 30, 2023  and June 30, 2023 was 0.6% and 0.6%, respectively.  The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features.  The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting.  The fair value of the identified derivative was determined to be de minimis at  April 26, 2022,   June 30, 2023, and   September 30, 2023 as the probability of a change of control was negligible as of those dates.   For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

15.  Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under that certain Credit and Guarantee Agreement, by and among the Company, its subsidiaries, ING Capital LLC and Macquarie Bank Limited, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026, and represent approximately 45% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by gold future pricing.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to gold movements and the Company has elected not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

As of September 30, 2023, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2024	Gold	21,100	$2,025.17
2025	Gold	62,400	$2,025.17
2026	Gold	41,100	$2,025.17

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023.

		As of September 30, 2023			As of June 30, 2023
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilites	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilites	Gross Amounts Offset	Net Recognized Assets / Liabilities

Commodity Contracts	Derivative contract asset - current	$549,116	$—	$549,116	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract asset - noncurrent	$763,631	$(763,631)	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$4,038,158	$(763,631)	$3,274,527	$—	$—	$—

As of September 30, 2023, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $2,725,411. As of September 30, 2023, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2023, it could have been required to settle its obligations under the agreements at their termination value of $2,725,411.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Unrealized Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three month period ended September 30, 2023	Three month period ended September 30, 2022

Commodity Contracts	Unrealized loss on derivative contracts	$(2,725,411)	$—

Total		$(2,725,411)	$—

Credit-risk-related Contingent Features

Cross Default. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

Material adverse change. Certain of the Company's agreements with its derivative counterparties contain provisions where if a specified event or condition occurs that materially changes the Company's creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument.

Incorporation of loan covenants. The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

16.  Fair Value Measurement

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.

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

Fair Value on a Recurring Basis

The Company performs fair value measurements on a recurring basis for the following:

• Derivative Financial Instruments - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company's potential derivative financial instruments include features embedded within its convertible debenture with Queens Road Capital (see Note 14).  These measurements were not material to the Consolidated Financial Statements.  The Company also has hedging agreements in place to manage its exposure to changes in gold prices.

• Contingent Consideration - As discussed in Note 12, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds.  The fair value of this contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds.

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

As of September 30, 2023	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$—	$549,116	$—

Financial Liabilities
Derivative Liability - noncurrent	$—	$3,274,527	$—
Contingent consideration liability - noncurrent	$—	$—	$1,240,563

As of June 30, 2023
Financial Assets
Derivative contract asset - current	$—	$—	$—

Financial Liabilities
Derivative Liability - noncurrent	$—	$—	$—
Contingent consideration liability - noncurrent	$—	$—	$1,240,563

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

17.  Subsequent Events

On October 20, 2023, the Committee for Safe Communities (“CSC”), an Alaskan non-profit corporation inclusive of certain owners of vacation homes along the Manh Choh ore haul route and others claiming potential impact and objecting the ore haul plan and project, filed suit (the “Complaint”) in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities (“DOT”). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV’s ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, CSC filed a motion for a preliminary injunction against the DOT and is seeking expedited consideration of its motion. If granted, the motion could impact the Peak Gold JV’s ore haul plans. The Peak Gold JV intends to intervene in the action whether by agreement of the parties or by motion and to vigorously defend its interests and the legality of its ore haul plans. The Peak Gold JV is also in consultation with DOT on addressing the allegations raised.  On November 9, 2023, the motion for expedited consideration of the motion for preliminary injunction was denied by the Superior Court Judge.

On November 7, 2023, the Company drew an additional $10 million on the term loan facility with ING and Macquarie.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended June 30, 2023, previously filed with the SEC.

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

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2023, these factors include among others:

•	Ability to raise capital to fund capital expenditures;
•	Ability to retain or maintain capital contributions to, and our relative ownership interest in the Peak Gold JV;
•	Ability to influence management of the Peak Gold JV;
•	Potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	Operational constraints and delays;
•	Risks associated with exploring in the mining industry;
•	Timing and successful discovery of natural resources;
•	Availability of capital and the ability to repay indebtedness when due;
•	Declines and variations in the price of gold and associated minerals, as well as price volatility for natural resources;
•	Availability of operating equipment;
•	Operating hazards attendant to the mining industry;
•	Weather;
•	Ability to find and retain skilled personnel;
•	Restrictions on mining activities;
•	Legislation that may regulate mining activities;
•	Impact of new and potential legislative and regulatory changes (including commitments to international agreements) on mining operating and safety standards;
•	Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
•	Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•	Stock price and interest rate volatility;
•	Federal and state regulatory developments and approvals;
•	Availability and cost of material and equipment;
•	Actions or inactions of third-parties;
•	Potential mechanical failure or under-performance of facilities and equipment;
•	Environmental and regulatory, health and safety risks;
•	Strength and financial resources of competitors;
•	Worldwide economic conditions;
•	Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Company's or the Peak Gold JV’s exploration schedule;
•	Expanded rigorous monitoring and testing requirements;
•	Ability to obtain insurance coverage on commercially reasonable terms;
•	Competition generally and the increasing competitive nature of the mining industry;
•	Risks related to title to properties; and
•	Ability to consummate strategic transactions.

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

●

its wholly-owned subsidiary, Alaska Gold Torrent, LLC, an Alaska limited liability company (“AGT”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., located in three former producing gold mines located on the patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (“Lucky Shot”, “Lucky Shot Property”, or the “Lucky Shot Property”); and

●

its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska  (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property,  the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”).  The Company relinquished approximately 69,000 acres located on the Eagle/Hona Property in November 2022.   The Company retained essentially all of the acreage where drilling work was performed in 2019 and 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

The Company’s Manh Choh Project is in the development stage.  All other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects.  The other 70.0% membership interest in the Peak Gold JV is owned by KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”). Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska.  The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away. Ore from the mine is to be trucked to Fort Knox for processing on public roadways in newly purchased state-of-the-art trucks carrying legal loads. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production.  The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh Project to the Fort Knox facilities. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh Project. The Peak Gold JV will be charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective on April 14, 2023.

Kinross  released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022.  Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project.  Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis.  To date, the Peak Gold JV management committee (the “JV Management Committee”) has approved a budget for 2023, with cash calls totaling approximately $165.1 million, of which the Company’s share is approximately $49.5 million.  As of September 30, 2023, the Company has funded $39.8 million of the 2023 budget.    On May 15, 2023, the Peak Gold JV received approval of its Waste Management Plan, Plan of Operations, and Reclamation and Closure Plan from the State of Alaska Departments of Environmental Conservation and Natural Resources.  As of August 29, 2023, construction at the Manh Choh Project is complete and all mining equipment is on site and mining has commenced.  Current mining activity consists of mostly pre-stripping the waste material and stockpiling any ore in preparation for transportation to the Fort Knox mill for processing. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies.  The Peak Gold JV believes that production is expected to commence at Manh Choh in the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years.

At the Lucky Shot Property, in August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein.  The program was shut down in September 2023 to preserve the safety of the Company's employees and contractors due to bad weather conditions.

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

Recent Developments and Other Information

On October 20, 2023, the Committee for Safe Communities (“CSC”), an Alaskan non-profit corporation inclusive of certain owners of vacation homes along the Manh Choh ore haul route and others claiming potential impact and objecting the ore haul plan and project, filed suit (the “Complaint”) in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities (“DOT”). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV’s ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, CSC filed a motion for a preliminary injunction against the DOT and is seeking expedited consideration of its motion. If granted, the motion could impact the Peak Gold JV’s ore haul plans. The Peak Gold JV intends to intervene in the action whether by agreement of the parties or by motion and to vigorously defend its interests and the legality of its ore haul plans. The Peak Gold JV is also in consultation with DOT on addressing the allegations raised.  On November 9, 2023, the motion for expedited consideration of the motion for preliminary injunction was denied by the Superior Court Judge.

On August 2, 2023, CORE Alaska, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under that certain Credit and Guarantee Agreement, by and among the Company, its subsidiaries, ING Capital LLC (“ING”) and Macquarie Bank Limited (“Macquarie”), entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026, and represent approximately 45% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

On July 24, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Freedom Capital Markets (collectively, the “Underwriters”), relating to an underwritten public offering (the “Underwritten Offering”) of 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock. All of the Underwritten Shares are being sold by the Company. The offering price of the Underwritten Shares was $19.00 per share, and the Underwriters agreed to purchase the Underwritten Shares from the Company pursuant to the Underwriting Agreement at a price of $17.77 per share (the “Purchase Price”), which includes a 6.5% Underwriters discount.  The net proceeds from the Underwritten Offering were $28.2 million after deducting underwriting discounts and commissions and offering expenses.

Strategy

Partnering with strategic industry participants to expand future exploration work.  As of October 1, 2020, in conjunction with the Kinross transactions that established the current ownership interests in the Peak Gold JV and the signing of the A&R JV LLCA, KG Mining became the manager of the Peak Gold JV (the “Manager”).  KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Peak Gold JV operations in accordance with industry standards and applicable laws, and other limited circumstances.  Except as expressly delegated to the Manager, the A&R JV LLCA provides that the JV Management Committee has exclusive authority to determine all management matters related to the Company. The JV Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining.  The Representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the JV Management Committee.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of September 30, 2023, the Company’s directors and executives beneficially own approximately 17.8% of the Company’s common stock.

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

Derivative Instruments.  The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings. The Company has elected to not designate any of its positions under the hedge accounting rules. Accordingly, these derivative contracts are mark-to-market and any changes in the estimated values of derivative contracts held at the balance sheet date are recognized in unrealized (loss) gain on derivative contracts, net in the Condensed Consolidated Statements of Operations as unrealized gains or losses on derivative contracts. Realized gains or losses on derivative contracts will be recognized in (Loss) gain on derivative contracts, net in the Condensed Consolidated Statements of Operations.

Results of Operations

Neither the Company nor the Peak Gold JV has commenced producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration and working capital requirements. In the future, the Company and the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Company does not expect the Peak Gold JV to generate revenue from mineral sales prior to mid-2024. If the Company’s properties or the Manh Choh Project fail to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Claim Rentals Expense.  Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $0.1 million compared to $0.1 million for the three months ended September 30, 2022.

Exploration Expense.  Exploration expense for the three months ended September 30, 2023 was $1.1 million compared to $4.4 million for the three months ended September 30, 2022.  Current and prior period exploration expense relates to exploration work performed on our Lucky Shot Property.  The current period exploration program at Lucky Shot was shut down in September 2023 due to poor weather conditions.  The prior period program was carried out through November 2022.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2023 and 2022 was $2.8 million and $2.4 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, management fees, payroll and stock-based compensation expense.  General and administrative expenses were higher for the three months ended September 30, 2023, as a result of a $0.2 million bonus paid to Rick Van Nieuwenhuyse during that quarter, additional payroll related fees for the addition of two employees during the quarter, as well as increased audit fees.

Loss from Equity Investment in the Peak Gold JV.  The loss from the Company’s equity investment in the Peak Gold JV for the three months ended September 30, 2023 and 2022 was $5.6 million and zero, respectively.  The current period expense includes the recognition of $4.3 million in suspended losses from previous periods and $1.3 million in current period losses from our 30.0% investment in the Peak Gold JV.  The Company did not make a capital contribution to the Peak Gold JV during the three months ended September 30, 2022, and at that time the cumulative loss exceeded the Company’s cumulative investment thus the prior period losses from the Peak Gold JV were suspended losses.  There were no suspended losses as of September 30, 2023.

Interest Expense.  In connection with the closing of the Credit Agreement, the Company entered into an amendment to its $20,000,000 unsecured convertible debenture (the “Debenture”) with Queen’s Road Capital Investment, Ltd. (“QRC”) that raised the stated interest rate from 8% to 9%.  The Debenture currently bears interest at 9% per annum, payable quarterly, with 7% paid in cash and 2% paid in shares of common stock of the Company (See Note 14 - Debt for discussion of both debt arrangements). The current quarter interest expense of $0.8 million includes a full quarter of interest expense related to the Debenture, and a full quarter of interest expense related to the Company’s cumulative $20 million draw-down on the Facility.  Prior year interest expense of $0.4 million only included the current quarter interest expense related to the Debenture.

Loss on Derivative Contracts.  The Company incurred a loss of $2.7 million during the current quarter related to derivative contracts compared to $0 during the quarter ended September 30, 2022.  The Company did not enter into any derivative contracts until July 2023 (see Note 15 - Derivative and Hedging Activities).

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $18.7 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, and exploration expenditures on the Lucky Shot Property.  The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, and the proceeds from the Facility (see Note 8 - Stockholder's Equity and Note 14 - Debt, for a discussion of the recent activity).

The JV Management Committee of the Peak Gold JV has proposed a significant budget to complete and start the operations of the Manh Choh mine. Specifically, the JV Management Committee has approved a budget for 2023, with cash calls totaling approximately $165.1 million, of which the Company’s share is approximately $49.5 million.  As of the date of this filing, the Company has funded $45.4 million of the approved 2023 budget.  This budget primarily relates to completion of the Manh Choh camp, mine access road construction, earthworks, general construction and installation, pre-production stripping, etc.  The Company will be required to make capital contributions of 30% of the budgeted amounts when cash calls are received from the Peak Gold JV or face the possible dilution of its interest in the Peak Gold JV.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is party to litigation or other legal and administrative proceedings that it considers to be a part of the ordinary course of business. For a discussion of the complaint filed on October 20, 2023 by CSC seeking injunctive relief against the Alaska DOT with respect to its oversight of the Peak Gold JV’s ore haul plan, see Note 17 – Subsequent Events and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Other Information.  As of the date of this Form 10-Q, the Company is not a party to any material legal proceedings and the Company is not aware of any material proceedings contemplated against us, that could individually or in the aggregate, reasonably be expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2023, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “Item 2. Properties— Environmental Regulation and Permitting,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended June 30, 2023. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2023 are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.  The updated risk factors are as follows:

Opposition to our operations and those of the Peak Gold JV from local stakeholders or non-governmental organizations could have a material adverse effect on us.

There is an increasing level of public concern relating to the effect of mining production on its surroundings, communities, and environment. Local communities and non-governmental organizations (“NGOs”), some of which oppose resource development, are often vocal critics of the mining industry. For instance, certain NGOs have recently filed suit against the State of Alaska and the Alaska Department of Transportation to stop trucking of mining ore on public highways, citing safety and environmental concerns. While we and the Peak Gold JV seek to operate in a socially responsible manner, opposition to extractive industries, or our operations specifically, adverse publicity generated by local communities or NGOs related to extractive industries, or our operations specifically, or the modification or increase in enforcement of laws regarding truck weight limits or public road access could prevent us from obtaining permits necessary for our operations or to continue operations as planned or at all. Further, such events could have a material adverse effect on our reputation, our relationships with the communities in which we operate and our financial condition and prospects.

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

10.2

Amendment No. 1 to the Credit and Guarantee Agreement, dated July 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent. *

10.3

Retention Agreement, dated August 4, 2023 between Leah Gains and the Company † (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2023).

10.4

ISDA Master Agreement, dated May 17, 2023, between ING and Core Alaska (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2023).

10.5	ISDA Master Agreement, dated May 17, 2023, between Macquarie and Core Alaska (Filed as Exhibit 10.2 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2023).

10.6	Amendment No. 2 to the Credit and Guarantee Agreement, dated August 15, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent. *

31.1	Certification of Principal Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 14, 2023	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ LEAH GAINES
Leah Gaines
Vice President, Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)