Form 10-KT
period 2023-12-31
Contango ORE, Inc.
filed 2024-03-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2023 to December 31, 2023

Commission file number 001-35770

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3431051
(State or other jurisdiction of incorporation or organization) 516 2nd Avenue, Suite 401 Fairbanks, Alaska (Address of principal executive offices)	(IRS Employer Identification No.) 99701 (Zip Code)

(907) 888-4273

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CTGO	NYSE American
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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the NYSE American) was $112,649,908. As of March 14, 2024, there were 9,602,906 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement or will be included in an amendment to this Transition Report on Form 10-KT, to be filed not later than 120 days after the close of its fiscal year.

CONTANGO ORE, INC.

TRANSITION REPORT ON FORM 10-KT

FOR THE PERIOD ENDED DECEMBER 31, 2023

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
•
Prospect development;
•
Operating and legal risks;
•
New governmental laws and regulations; and
•
Pending and future litigation.

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

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Form 10-KT for some of the important factors that could affect the Company’s financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

PART I

Item 1. BUSINESS

Overview

Contango ORE, Inc., (“Contango” or the “Company”) was formed on September 1, 2010 as a Delaware corporation, engages in exploration for gold ore and associated minerals in Alaska. The Company conducts its operations through three primary means:

•
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
•
its wholly-owned subsidiary, Contango Lucky Shot Alaska, LLC (“LSA”) (formerly Alaska Gold Torrent, LLC), an Alaska limited liability company, which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., which includes three former producing gold mines located on patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (“Lucky Shot”, “Lucky Shot Property”, or the “Lucky Shot Project”) (See Note 8 to our Consolidated Financial Statements - Acquisition of Lucky Shot Property); and
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”). The Company relinquished approximately 69,000 acres located on the Eagle/Hona Property in November 2022. The Company retained essentially all of the acreage where drilling work was performed in 2019 and 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in this Transition Report on Form 10-KT as the “Contango Properties”.

The Company’s Manh Choh Project has commenced ore mining and stockpiling at the Fort Knox facility. All other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects. The other 70.0% membership interest in the Peak Gold JV is owned by KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”). Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away. Ore from the mine is to be trucked to Fort Knox for processing on public roadways in state-of-the-art trucks carrying legal loads. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production. The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh Project to the Fort Knox facilities. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh Project. The Peak Gold JV will be charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective on April 14, 2023.

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022. Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project. Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE

Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis. The Peak Gold JV management committee (the “JV Management Committee”) has approved a budget for 2023, with cash calls totaling approximately $165.1 million, which was subsequently amended to $157.3 million of which the Company’s share is approximately $47.2 million. As of December 31, 2023, the Company has funded $47.2 million of the 2023 budget. On May 15, 2023, the Peak Gold JV received approval of its Waste Management Plan, Plan of Operations, and Reclamation and Closure Plan from the State of Alaska Departments of Environmental Conservation and Natural Resources. Construction is essentially complete, on budget and on schedule for production in the second half of 2024. Mining activities are well underway including the commencement of ore mining and stockpiling. Transportation of ore to Fort Knox, where it will be processed, has commenced and will gradually increase throughout the first half of the year. Modifications to the Fort Knox mill continue to progress on schedule and on budget. Construction of the conveyors and associated buildings are planned for the first quarter along with interior piping and mechanical installations. The commissioning and operational readiness team is in place and preparing for pre-commissioning activities following the mechanical completion of each area. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies. The Peak Gold JV believes that production is expected to commence at Manh Choh in the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years.

At the Lucky Shot Property, in August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein. The program was shut down in September 2023 due to challenging weather conditions.

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

Recent Developments and Other Information

During the period ended December 31, 2023, the Company moved its head office from 3700 Buffalo Speedway, Suite 925, Houston, Texas 77098 to 516 2nd Avenue, Suite 401, Fairbanks, Alaska 99701.

During the period ended December 31, 2023, the Company obtained office space in Vancouver, Canada and created a Canadian subsidiary, Contango Mining Canada, Inc. (“Contango Canada”).

Change in Fiscal Year

On November 14 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2023. This decision was made to better align the Company's reporting period with the Peak Gold JV and its peer companies. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from July 1, 2023, through December 31, 2023. In this Transition Report on Form 10-K (“Transition Report”), we include financial results for the six months ended December 31, 2023, which are audited, compared to the financial results for the six months ended December 31, 2022, which are unaudited. See Item 8, Note 1 to our Consolidated Financial Statements for further information.

Manh Choh Ore Haul Proceedings

The Company is a 30% owner of the Peak Gold JV, which operates the Manh Choh mine near Tok, Alaska. Ore from the mine is to be trucked to the Fort Knox mill for processing on public roadways in state-of-the-art trucks carrying legal loads. Certain owners of vacation homes along the ore haul route and others claiming potential impact have organized a group to oppose the ore haul plan and disrupt the project. These efforts have included administrative appeals of certain state mine permits unrelated to ore haul. To date, those appeals have been unsuccessful. On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities (“DOT”). The Complaint seeks injunctive relief against the DOT with respect to its oversight of Peak Gold’s ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and is seeking expedited consideration of its motion. If granted, the motion could impact Peak Gold’s ore haul plans. On November 9, 2023, the Court denied the plaintiff’s motion for expedited consideration. On November 15, 2023, the Court granted Peak Gold, LLC’s motion to intervene. The plaintiff’s motion for a preliminary injunction is fully briefed and awaiting decision by the Court. On December 15, 2023, the plaintiff filed a motion for a hearing on its motion for preliminary injunction, which has been fully briefed, and is awaiting decision by the Court. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery, which motions remain pending.

Underwriting Agreement

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

Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC as administrative agent for the lenders, and Macquarie Bank Limited, as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. As of December 31, 2023, the Company has drawn $30 million on the term loan facility.

Outstanding amounts under the Facility will bear interest based on the three-month adjusted term Secured Overnight Financing Rate (“SOFR”) plus (i) 6.00% per annum prior to the completion date for the Manh Choh Project and (ii) 5.00% per annum thereafter, which will be payable quarterly. The completion date is expected to occur after the first batch of Manh Choh ore is processed at the Fort Knox mill. The Facility will mature on December 31, 2026 and will be repaid via quarterly repayments over the life of the loan. The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including customary events of default. The Company entered into amendments to the Credit Agreement extending the time for the Company to satisfy the remaining conditions to a second borrowing on the term loan facility, and satisfied such conditions as of the date of this filing.

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

Strategy

Partnering with strategic industry participants to expand future exploration work and mining operations. As of October 1, 2020, in conjunction with the transactions that established the current ownership interests in the Peak Gold JV (the “Kinross Transactions”) and the signing of the A&R JV LLCA, KG Mining became the manager of the Peak Gold JV (the “Manager”). KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Peak Gold JV operations in accordance with industry standards and applicable laws, and other limited circumstances. Except as expressly delegated to the Manager, the A&R JV LLCA provides that the JV Management Committee has exclusive authority to determine all management matters related to the Company. The JV Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining. The representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain actions that require approval by unanimous vote of the representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the JV Management Committee.

Structuring incentives to drive behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2023, the Company’s directors and executives beneficially own approximately 16.8% of the Company’s common stock.

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

Competition

The Company currently faces strong competition for the acquisition of any new exploration-stage properties as well as extraction of any minerals in Alaska. Numerous larger mining companies actively seek out and bid for mining prospects as well as for the services of third-party providers and supplies, such as mining equipment and transportation equipment. The Company’s competitors in the exploration, development, acquisition and mining business will include major integrated mining companies as well as numerous smaller mining and/or mineral exploration companies, many of which have significantly greater financial resources and in-house technical expertise. In addition, the Company will compete with others in efforts to obtain financing to explore our mineral properties.

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

Employees

As of the date of this report, the Company has six full-time employees. Rick Van Nieuwenhuyse, its President and Chief Executive Officer is responsible for the management of the Company. Brad Juneau serves as the Company’s Chairman. Mike Clark is the Chief Financial Officer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. The Peak Gold JV is managed by Kinross and all permanent positions are filled with Kinross employees seconded over to the Peak Gold JV. In addition, the

Peak Gold JV utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

Directors and Executive Officers

The following table sets forth the names, ages and positions of the Company’s directors and executive officers as of the date of this report:

Name	Age	Position
Brad Juneau	64	Chairman
Rick Van Nieuwenhuyse	68	President, Chief Executive Officer, and Director
Mike Clark	42	Chief Financial Officer and Secretary
Joseph Compofelice	74	Director
Curtis Freeman	67	Director
Richard Shortz	79	Director

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

Mike Clark. Mr. Clark was appointed to serve as Chief Financial Officer and Secretary on January 1, 2024. Previously Mr. Clark served as Executive Vice President - Finance of the Company from July 11, 2023 to December 31, 2023. Prior to working with Contango, Mr. Clark served as Chief Financial Officer of Alexco Resource Corp., from December 2014 until its acquisition by Hecla Mining Company in September 2022. Mr. Clark has spent over 18 years in the mining sector, all of it in executive management roles. Mr. Clark is a Chartered Professional Accountant and holds a Bachelor of Technology in Accounting degree from the British Columbia Institute of Technology.

Joseph Compofelice. Mr. Compofelice has been a director of the Company since its inception. From January 1, 2014 to December 31, 2023, Mr. Compofelice had been an Operating Partner at White Deer Energy, a private equity firm that targets investments in the energy business. Mr. Compofelice served as Chairman and CEO of Axios Industrial Services, LLC a portfolio company of White Deer from 2019 until 2023. Mr. Compofelice served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service from January 2004 to December 2013. Mr. Compofelice served as Chairman of the Board of Directors of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000, he was Chairman and Chief Executive Officer of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science from California State University at Los Angeles and his Masters of Business Administration from Pepperdine University.

Curtis Freeman. Mr. Freeman has been a director of the Company since 2022. Mr. Freeman is a U.S. Certified Professional Geologist and a licensed geologist in the State of Alaska as well as a member of several professional organizations. Since forming Avalon Development (“Avalon”) in 1985, Mr. Freeman and his crews have conducted mineral exploration throughout Alaska as well as in the Yukon, the western United States, Central America, South America, New Zealand and

Africa. He has consulted for numerous major and junior mining companies and he and his team of professionals have been credited with a number of gold, copper, silver, nickel, platinum group, and rare metal discoveries in Alaska and other parts of the world. Mr. Freeman was Project Manager for the Manh Choh Project from its acquisition by the Company’s predecessor in 2008 through 2019. Mr. Freeman and his team were responsible for the discovery of the Manh Choh Project deposits as well as identification of other known mineral prospects in the area. Mr. Freeman also is a Director of American Copper Development Corporation, a TSXV-listed company. Mr. Freeman also is a Founding Director and former President of Valhalla Metals Inc. and is President of Anglo Alaska Gold Corp., both private Alaska-domiciled companies involved in VMS and gold exploration, respectively. Mr. Freeman also serves on the Technical Advisory Boards of Canadian publicly-listed Metallic Minerals, Group Ten Metals and Granite Creek Copper. Mr. Freeman earned his Bachelor's degree in Geology in 1978 from the College of Wooster, Ohio and his Master’s Degrees in Economic Geology in 1980 from University of Alaska – Fairbanks.

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

On January 1, 2024, Leah Gaines stepped down from her position as Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of Contango.

Corporate Offices

The Company currently leases office space at 516 2nd Avenue, Suite 401, Fairbanks, Alaska 99701.

Code of Ethics

The Company has adopted a Code of Ethics for all of its employees. A copy of our Code of Ethics is filed as an Exhibit to this Form 10-KT and is also available on the Company’s website at www.contangoore.com.

Available Information

You may read and copy all or any portion of this Transition Report on Form 10-KT, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the SEC in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC’s website at http://www.sec.gov, and at the Company’s website at http://www.contangoore.com. This Transition Report on Form 10-KT, including all exhibits and amendments, has been filed electronically with the SEC.

Item 1A. RISK FACTORS

In addition to other information set forth elsewhere in this Form 10-KT, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in the mining business as an exploration stage company. The value of an investment in the Company may decrease, resulting in a complete loss of your investment. The risk factors below are not all inclusive. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business.

Periods of global economic volatility create market uncertainty, which negatively affects the mining and minerals sectors in general. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, rising interest rates, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect the Company’s growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the war in Ukraine and Gaza), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

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

Kinross has management and operational control of the Manh Choh Project and the Peak Gold JV Property.

KG Mining is the Manager of the Peak Gold JV and has appointed two of the three designates to the JV Management Committee. The Company has appointed one designate to the JV Management Committee. KG Mining has a 70.0% membership interest in the Peak Gold JV, in accordance with the A&R JV LLCA, and, therefore, will continue to have the right to appoint two designates to the JV Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the JV Management Committee, including the approval of programs and budgets and the expenditure of the Peak Gold JV’s investments, which will include the level of expenditures. As a result, Kinross, through KG Mining has discretion regarding the use and allocation of funds for further exploration of the Peak Gold JV Property. The Company has limited ability to influence the decision of KG Mining in its capacity as Manager, or as the party controlling the majority of the JV Management Committee.

Failure to proportionately fund the operations of the Peak Gold JV or to elect not to contribute to an approved program and budget or contributes less than our proportionate membership interest could reduce the Company's interest in the Peak Gold JV.

Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the operations of the Peak Gold JV in proportion to their respective membership interests in that company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Peak Gold JV may be limited. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. In the future, the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Peak Gold JV currently does not have any recurring source of revenue, and its only source of cash inflows is contributions received from KG Mining and the Company. The Company currently does not have any recurring source of revenue at this time. As a result, the Company’s ability to contribute funds to the Peak Gold JV and retain its membership interest will depend on its ability to fund its proportionate share of costs from existing cash on hand, to draw down additional debt from its existing Facility or to raise capital or arrange additional financing. The ability of the Company to raise capital or arrange financing in the future will depend, in part, on the prevailing capital market conditions and the mining results achieved at the Manh Choh Project, as well as the market price of metals. The Company cannot be certain that capital or financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions to the approved programs and budgets for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

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

The JV Management Committee has approved a budget for 2023, with cash calls totaling approximately $165.1 million, which was subsequently amended to $157.3 million, of which the Company’s share is approximately $47.2 million. As of December 31, 2023, the Company has funded $47.2 million of the 2023 budget. If the Company elects not to, or is unable to contribute its proportionate share of the remaining budget, its interest in the Peak Gold JV will be reduced.

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

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. As of December 31, 2023, Kinross had a market capitalization of approximately $7.4 billion. Because of its vastly superior technical and financial resources, Kinross may adopt budgets and work programs for the Peak Gold JV that the Company will be unable to fund in the time frame required, and its interest in the Peak Gold JV may be substantially diluted.

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

The price of gold is volatile and market fluctuations in the prices of minerals could adversely affect the Company’s and Peak Gold JV’s business.

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

Additionally, increases in metal prices tend to encourage an increase in additional expenditures related to mining exploration, development, and construction. During past expansions, demand for and the cost of contract exploration, development and construction services and equipment have increased as well. Increased demand for and cost of services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increased potential for scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development, or construction costs, result in project delays, or both. There can be no assurance that increased costs may not adversely affect our development of our properties in the future.

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

We are currently conducting exploratory work, and expect to undertake future mining operations, at the Lucky Shot Property. Such operations involve underground activities. The exploration for minerals, mine construction and mining operations in an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases, and because of the location, avalanches. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

The Company and the Peak Gold JV cannot provide assurance that the title to their properties will not be challenged.

The Company, through its wholly-owned subsidiaries, Contango Minerals and LSA, owns the mineral rights to approximately 153,180 acres of State of Alaska unpatented mining claims for gold ore exploration, and the Peak Gold JV holds approximately 13,000 acres of State of Alaska unpatented mining claims in addition to the Tetlin Lease (described below). Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and the rights of third parties to the use of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

The Peak Gold JV leases approximately 675,000 acres for exploration and development pursuant to the Tetlin Lease with the Tetlin Tribal Council. The Company retained title lawyers to conduct a preliminary examination of title to the mineral interest prior to executing the Tetlin Lease. The Peak Gold JV conducted a title examination prior to the assignment of the Tetlin Lease to the Peak Gold JV and performed certain curative title work. In addition, in connection with the assignment of the Tetlin Lease from the Company to the Peak Gold JV, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement, which were approved by the Tetlin Tribal Council and the Native Village of Tetlin members and renewed on September 29, 2020 in connection with the Contango Transactions described in “Item 2 Property Summary” (the “Tetlin Agreements”). The Tetlin Agreements approved the assignment of the Tetlin Lease to the Peak Gold JV and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.

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

•
Accurately assessing the value, strengths, weaknesses, contingent and other liabilities, and potential profitability of acquisition;
•
Unanticipated costs;
•
Diversion of management’s attention from existing business;
•
Integrating the acquired business or property;
•
Decline in the value of acquired properties or companies; and
•
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

The Company will compete with a broad range of mining companies with far greater resources in their exploration activities. Several mining companies concentrate drilling efforts on one type of mineral and thus may enjoy economies of scale and other efficiencies. However, the Company’s drilling strategies currently include exploring for gold ore and associated minerals. As a result, the Company may not be able to compete effectively with such companies. Most competitors have substantially greater financial resources and in-house technical expertise than the Company. These competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than the Company can. In addition, most competitors have been operating for a much longer time than the Company has and have substantially larger staffs. Processing of gold and associated minerals requires complex and sophisticated processing technologies. The Company has no experience in the minerals processing industry. Because of the Company’s limited operating history, the Company has limited insight into trends that may emerge and affect its business. The Company may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies.

Our business depends on the continued contributions made by Rick Van Nieuwenhuyse, as our key executive officer, whose loss could have a material adverse effect on our business.

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

There is an increasing level of public concern relating to the effect of mining production on its surroundings, communities, and environment. Local communities and non-governmental organizations (“NGOs”), some of which oppose resource development, are often vocal critics of the mining industry. While we and the Peak Gold JV seek to operate in a environmentally and socially responsible manner, opposition to extractive industries or our operations specifically or adverse publicity generated by local communities or NGOs related to extractive industries, or our operations specifically, could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate. As a result of such opposition or adverse publicity, we or the Peak Gold JV may be unable to obtain or maintain permits necessary for our operations or to continue operations as planned or at all.

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

As of December 31, 2023, there were approximately 9.5 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 16.8% of the common stock. The Company's common stock is quoted on the NYSE American under the symbol “CTGO”. Although the Company’s common stock is quoted on the NYSE American and trading volumes have increased over the last few months, the trading has historically been irregular and with low volumes and therefore the market price of its common stock may be difficult to ascertain. Since the Company’s common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

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

Our business could be adversely affected by a widespread outbreak of contagious disease, such as the outbreak of the 2019 novel strain of coronavirus, causing a contagious respiratory disease known as COVID-19. If a significant portion of our workforce, or the Peak Gold JV’s workforce becomes unable to work or travel to our operations or the Peak Gold JV’s operations, due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we, or the Peak Gold JV, may be forced to reduce or suspend operations at one or more properties, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent future health pandemics adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our ability to raise additional capital, information systems and cyber security and risks relating to operations, impacts of governmental regulations, availability of infrastructure and employees and challenging global financial conditions.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company has partnered with IT Directorship to evaluate the cyber risk and IT control capabilities within the enterprise. The goal is to increase cyber-resilience and cyber-threat response preparedness. Cyber policies, procedures and practices are extended to all third-party vendors and appropriately communicated to both management and the Board by way of strategic cyber incident tabletop exercises and quarterly board IT governance reporting. Any material risks identified from cyber security threats will be communicated to the management team which will evaluate and manage the risk. Although to-date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain an area of attention.

Item 2. PROPERTIES

Overview

Information concerning the Company’s mining properties in this Form 10-KT have been prepared in accordance with the requirements of S-K 1300, which first became applicable to the Company for the year ended June 30, 2022. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, S-K 1300 requires the Company to disclose its mineral resources, in addition to its mineral reserves, both in the aggregate and for each of the Company’s individually material mining properties.

As used in this Form 10-KT, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with S-K 1300. Under S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (“Qualified Person”), as defined in S-K 1300, that the mineral resources can be the basis of an economically viable project. Readers are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves. If mineral reserves are established on the Company's project, there is no guarantee that mining of those mineral reserves will be economically viable for the Company.

Readers are also cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted directly to a mineral reserve and it cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, readers are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, readers are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Part I. Item 1A Risk Factors” of this Form 10-KT.

The information that follows is derived, for the most part, from, and in some instances is an extract from, the Manh Choh TRS as of May 12, 2023 and the Lucky Shot TRS as of May 26, 2023, both of which were prepared by Sims Resources LLC, the Company’s Qualified Person. The Manh Choh TRS and Lucky Shot TRS were prepared in compliance with the Item 601(b)(96) and S-K 1300. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the Manh Choh TRS and Lucky Shot TRS, filed as Exhibits 96.1 and 96.2, respectively, to this Form 10-KT and incorporated herein by reference.

Property Summary

On January 8, 2015, the Company and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed the Peak Gold JV and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV. In addition to the Tetlin Lease, the Peak Gold JV also holds approximately 13,000 additional acres of State of Alaska mining claims for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of December 31, 2023, the Company held a 30.0%

membership interest, and KG Mining held a 70.0% membership interest in and operates the Peak Gold JV. The Peak Gold JV Property contains the Main and North Manh Choh deposits (the “Manh Choh Project”), which the Company currently considers its only material property.

The Company also separately owns the mineral rights to approximately 153,880 acres of State of Alaska and patented mining claims for exploration through its wholly-owned subsidiaries LSA (consisting of the Lucky Shot Property) and Contango Minerals (consisting of the Eagle/Hona, Triple Z, and Shamrock prospects and additional state mining claims in the Willow Mining District), and has begun allocating more annual resources to exploration of those properties and other new opportunities.

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

The following table outlines the land ownership of the three legal entities that own mineral rights in Alaska: the Company's 30% ownership of the Peak Gold JV (through CORE Alaska; LSA; and Contango Minerals; each as of December 31, 2023:

Property	Location	Commodities	Claims	Estimated Acres	Type
Peak Gold JV (30.0% Interest):
Tetlin Lease	Eastern Interior	Gold, Copper, Silver	—	675,000	Lease
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,400	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	30	2,600	State Mining Claims
			159	688,000
LSA (Leased from Alaska Hard Rock Inc.) (100% Interest):
Lucky Shot	South Central	Gold	58	7,900	State Mining Claims
Lucky Shot	South Central	Gold	46	700	Patented Mining Claims
			104	8,600
Contango Minerals (100% Interest):
Eagle/Hona	Eastern Interior	Gold, Copper, Silver	450	69,780	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,800	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	361	52,700	State Mining Claims
Willow	South Central	Gold	69	8,000	State Mining Claims
			975	145,280
		TOTALS:	1,238	841,880

Below is a map showing the location of the Peak Gold JV Property and the Contango Properties, including the ownership percentage for the rights associated with each property held by the Peak Gold JV or the Company, as applicable, and the nature of each interest:

Below are the coordinates of the Peak Gold JV Property and the Contango Properties:

Property	Latitude*	Longitude*
Shamrock	64.397	(146.532)
Eagle/Hona	63.209	(143.44)
Manh Choh	62.947	(142.627)
Triple Z	63.364	(142.49)
Lucky Shot	61.776	(149.411)
Willow	61.802	(149.232)

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

Current Mining Activity

The Peak Gold JV’s Manh Choh mine is now actively mining from an open pit. The ore is currently being transported and stockpiled at the Fort Knox mill for future processing. Other than the former-producing mines located on the Lucky Shot Property (described below), which are not currently active, there are no existing mines on any of the other Contango Properties. The Company is developing an underground mine at Lucky Shot by enhancing underground access for exploration and development drilling. The Company has not determined the type of mine that may be established in the future at its other exploration stage properties (Eagle-Hona, Triple Z and Shamrock) in connection with any possible mineral production.

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

Peak Gold, LLC Reserves 100% Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	—	—	—	—	—
Probable	3,936	7.9	997	13.6	1,719
Total Proven + Probable	3,936	7.9	997	13.6	1,719

Contango ORE Reserves 30% Attributable Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	—	—	—	—	—
Probable	1,181	7.9	299	13.6	516
Total Proven + Probable	1,181	7.9	299	13.6	516

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
Numbers may not total due to rounding.

The Qualified Person is not aware of any risk factors associated with, or changes to, any aspects of the modifying factors such as mining, metallurgical, infrastructure, permitting, or other relevant factors that could materially affect the mineral reserve estimate.

Peak Gold, LLC Resources 100% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	—	—	—	—	—
Indicated	846	2.4	66	9.3	251
Total Measured + Indicated	846	2.4	66	9.3	251

Inferred	21	3.8	3	9.2	6

Contango Resources 30% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	—	—	—	—	—
Indicated	254	2.4	20	9.3	75
Total Measured + Indicated	254	2.4	20	9.3	75

Inferred	6	3.8	1	9.2	2

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
Numbers may not total due to rounding.

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

The tables below summarize the mineral resource estimates for the Lucky Shot Project effective as of May 26, 2023:

	Tonnage	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)
Measured	—	—	—
Indicated	226	14.5	105
Total Measured + Indicated	226	14.5	105

Inferred	82	9.5	25

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
Numbers may not total due to rounding.
8.
Mineral resources are reported on a 100% ownership basis.

Peak Gold JV Property

Location of and Access to the Peak Gold JV Property

The Peak Gold JV Property is located in the Tetlin Hills and Mentasta Mountains of eastern interior Alaska, 200 miles (300 kilometers) southeast of the city of Fairbanks, 12 miles (20 kilometers) southeast of Tok, Alaska and 90 miles from the Alaska-Canada border. The Tetlin Lease covers an area of 675,000 acres measuring approximately 50 miles (80 kilometers) north-south by 37 miles (60 kilometers) east-west. In addition to the Tetlin Lease, the property includes nearly 13,000 acres of contiguous state claims on its northwestern border. There are many roads and ATV accessible trails within the property, though all are private. The property is bordered to the north and east by the Alaska Highway and the Tok Cutoff Highway along its western edge. The road-accessible Manh Choh deposit is located 9 miles (15 kilometers) south of the Alaska Highway in the northwestern portion of the Tetlin Lease, covering an area approximately 0.5 mile by 0.5 mile situated just north of VABM Tetlin (elev 3,345 feet ASL). The deposit is 250 miles (400 kilometers) from the Fort Knox Milling Complex.

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

The maps below depicts the Peak Gold JV Property and the State of Alaska mining claims owned by the Company:

Alaska Highway
Taylor Highway
Alaska
Tanacross
Tok
Tok Cutoff
Manh Choh - North Manh Choh Deposits
Tetlin
Northway Junction
Mentasta Lake
Slana
N
Contango State Claims
PGJV Tetlin Lease
PGJV State Claims
0
30
kilometers

State Claims
Manh Choh
Deposit
Tetlin Lease
North Manh Choh
Main Manh Choh
0
1
miles
Prospects
Peak Gold JV Tetlin Lease
Peak Gold JV State Mining Claims
Contango 100% Owned State Mining Claims
0
20
miles

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

Exploration & Development Overview

To date, our exploration activity has been concentrated on the Peak Gold JV Property, with such activity undertaken by the Peak Gold JV. The Peak Gold JV plans to mine ore from the Manh Choh Project on the Peak Gold JV Property, and then process ore at the existing Fort Knox milling complex located approximately 400 km away, as further described below. As of December 31, 2023, the Company has contributed approximately $74.9 million to the Peak Gold JV.

The Peak Gold JV released a feasibility study in July 2022. Also, in July 2022, Kinross announced that the Kinross Board made a decision to proceed with development of the project. According to information released by Kinross, aggregate capital expenditures for the Peak Gold JV to execute the development plan will be approximately $189 million, including $30 million for the purchase the highway ore transport fleet, resulting in approximately $64.6 million in capital contributions attributable to the Company's 30% interest. Average All-in Sustaining Costs (AISC) for the Company are estimated at $1,116 per Au eq. oz. (which includes the Fort Knox Toll processing costs), which would result in a margin of over an $750 per ounce at current gold prices. The Manh Choh camp and road access to the mine site are complete and all mining equipment is on site and mining has commenced. The mining activity consists of mostly pre-stripping the waste material and stockpiling any ore in preparation for transportation to the Fort Knox mill for processing. First production is expected to commence at Manh Choh during the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies.

In connection with the Manh Choh Project, Peak Gold JV plans to mine ore from the Main and North Manh Choh deposits and then transport the ore to the Kinross-owned Fort Knox operation located 250 highway miles (400 km) from the Peak Gold JV Property where the ore will be processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV Property. Peak Gold JV is committed to a $4.7 million exploration program in 2024.

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

Exploration Activity and Targets

Chief Danny Prospect Area. The Chief Danny Prospect Area currently is the most advanced exploration target on the Peak Gold JV Property and is comprised of several distinct mineralized areas: the Main Manh Choh Zone, Discovery Zone, West Peak Zone, North Manh Choh Zone, Saddle Zone and the 7 O’clock area. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny South (includes Main Manh Choh, Discovery, West Peak, and North Manh Choh) and a fault-offset arsenic-gold enriched zone to the north covering three square miles at the Saddle Zone. The Company has conducted extensive drilling on the Main Manh Choh, North Manh Choh, and West Peak Zones. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through December 31, 2023, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

						Stream
		Core	Rock	Soil	Pan Con	Silt	Core	IP/Geophysics	Trenching
Year	Program	Samples	Samples	Samples	Samples	Samples	(feet)	(kilometers)	(feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	33,010	—	—
2022	Chief Danny	1,260	493	1,681	—	584	8,983	—	—
2023	Chief Danny	—	27	313	—	—	2,308	—	4,100
	Total	51,934	3,714	9,205	1,318	2,085	343,217	7,586	6,430

Drill and Trench locations for Chief Danny Area

Chief Danny Overview, 2023
23 Drilling
Previous Drilling
Existing Rd or Trail
Trench
Gravity Complete and Tay Soil Grid
Berg
TET23558
TET23562, 63
Brick
TET23557
Mohawk
MoMag
TET23556
TET23561
N. Pit
TET23559
Discovery
TET23564
S. Pit
TET23560
TET23555
Silver Bell
Monitoring Well
Nithaadn Exp Rd and Gravity
0
0.5
1
Miles
N

The image below shows the approximate location of in-fill, geotechnical, hydrological and metallurgical drill holes during the $18 million 2021 Peak Gold JV program. The objective of the program was to advance the feasibility study and permitting for the Main and North Manh Choh deposits.

2023 Drilling Program. The Peak Gold JV started drilling for the 2023 drilling program in July 2023. Drilling continued through August 2023. The 2023 drilling plan focused northwest of the current deposits on undrilled under-explored areas. Construction of access and trenching related to the 2023 drilling program and sampling of the remaining 2022 geotechnical drillholes were completed.

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

Community Affairs

In April 2015, the Peak Gold JV entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one-year period, which has been extended multiple times. Under the most recent extension, dated January 1, 2024, the Peak Gold JV will provide payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 per year through January 1, 2026. The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Peak Gold JV supports the Tetlin Village in maintenance of the village access road, which is used by the Peak Gold JV in furtherance of the Manh Choh Project.

Lucky Shot Property

Location of and Access to the Lucky Shot Property

The Lucky Shot Property, acquired by the Company through its acquisition of LSA in August 2021, covers three former producing gold mines in the Willow Mining District located in the southern Talkeetna Mountains of south central Alaska and covering an area of approximately 175 square kilometers. The three former mines include the Coleman, Lucky Shot and War Baby mines, located along a continuous low angle structural zone occupied by a series high-grade quartz vein hosting free gold and minor sulfide and telluride mineralization. The Lucky Shot Property consists of a mine site located 180 kilometers (112 miles) north of Anchorage, Alaska, and a processing site located about 48 kilometers (30 miles) west of the mine site, on the Parks Highway. The Lucky Shot Property includes 725 acres of patented mining claims and 7,865 acres of State of Alaska mining claims totaling approximately 8,590 acres which cover three former producing gold mines in the Willow Mining District located in south central Alaska. The claim block is an irregular shape measuring up to 6 miles east-west and up to 2.5 miles north-south. Elevations of the property range from approximately 2,600 feet ASL along Craigie Creek to peaks at Bullion Mountain (5,100 feet ASL) and Lucky Shot Ridge (4,880 feet ASL). Infrastructure in the area is excellent with road access between the mine site and plant site via unsealed secondary road, sealed two-lane highway, and the four-lane Parks Highway connecting Anchorage and Fairbanks.

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

Exploration Plan

The Company has established access to the underground workings of the Lucky Shot tunnel in order to drill what it believes to be the down-dip extension of the Lucky Shot and Coleman mines. The Company has now refurbished and extended the Enserch tunnel to a total of 2,405 feet. The Company has completed twenty -nine holes that have each intersected what it believes to be the Lucky Shot vein and all assays have been received. Two panels of drill holes were drilled from the Western Drift in a fan pattern from underground, seven holes were drilled from near the face of the end of the Enserch Tunnel and 10 holes were drilled from the East and West Ballrooms.

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

The Company has exploration targets that have not yet been drilled because the Company was waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska, which included a highly prospective drill-ready target. As of January 2024, the land transfer has been completed and all of the Triple Z property is open to exploration. Preparation for the land transfer took several years and included the State of Alaska conducting a topographic survey to re-establish survey boundaries that were destroyed due to wildfires. The survey completed in 2021,was required to complete the land transfer from the Federal government to the State of Alaska. With completion of the land transfer, the Company anticipates drill permits will be approved by the State Department of Natural Resources in the spring of 2024. An exploratory drill program is anticipated to begin in 2024.

Eagle/Hona Prospect

The Eagle/Hona property is located west side of the Tok Cutoff Highway, approximately 15 miles northwest of the Manh Choh deposit. This block of State of Alaska mining claims covers an area of 69,780 acres, measuring up to 17 miles north-south by up to 10 miles east-west. It includes prospects known by the names Hona, Noah, Natahona, Eagle and Mt. Neuberger. The property is currently accessible only via helicopter but portions of the claim block are less than a mile from the State maintained all-season Tok Cutoff Highway, which leads to the Glenn Highway route to Anchorage, and about a mile south of the State maintained all-season Alaska Highway. The claim block elevations range from 1,800 to 6,742 feet above sea level, and includes VABM Lookout, the summit of Mt. Neuberger, and VABM Hona.

During exploration and discovery of the Manh Choh deposit in 2012, it was recognized that the same stratigraphy that hosts the Manh Choh deposit likely exists west of the Tok River, with a left lateral offset along the Tok River fault. Staking of the first set of claims on the Eagle/Hona property ensued and the claim block was expanded over the next several years. Prior to Contango’s interest, there had been limited historic work in the area. Examination of reconnaissance stream sediment and pan concentrate samples collected by federal government agencies in the 1970s revealed widespread copper and arsenic (pathfinder elements for gold) anomalies within the area now covered by the Eagle claims. There was no gold analysis in the original government sampling. Kennecott Exploration staked and explored at the Hona prospect in 1997 and completed 3 core holes (885m of drilling) in 1998. Drill core from this program, now owned by Kinross, was borrowed in 2017 for relogging and handheld Niton XRF scanning. Two of the three drill holes showed mostly schist lithologies hosting detectable gold and anomalous elements indicative of Manh Choh style mineralization. The third drill hole showed mostly intrusive lithologies, also with anomalous gold.

Contango’s exploration on the Eagle/Hona property began in 2013 with a reconnaissance-level stream sediment and pan concentrate sampling program conducted over most of the southern portion of the Eagle claims. This effort identified a large target area on the property of over 10 kilometers along a northwest corridor where every creek draining the northeast slope showed strongly anomalous gold and arsenic. Exploration of the Hona prospect began in 2015 when a rock sample collected from the Hona prospect returned 3.99 gpt gold with anomalous silver, arsenic, bismuth, copper and cobalt. The mineralization was hosted in quartz mica schist with arsenopyrite veins composing up to 10% of the rock. This metal suite, Au-As-Bi-Co-Cu, is identical to the skarn assemblage at the Manh Choh and North Manh Choh deposits and suggests the Hona mineralization may be related to a system similar to that which generated the Manh Choh deposits.

Additional follow-up and expanded sampling programs, geologic mapping, and geophysical surveys took place on the Eagle/Hona property in 2017, 2019, and 2021. To date, 2,823 rock samples (including 97 trench samples), 528 pan concentrate samples, and 640 stream sediment samples have been collected on the property and 1136.5 square kilometers of airborne geophysical data has been collected. In 2019, two core holes were drilled at the Hona 2 target for a total of 1,301 meters of drilling.

Exploration efforts on the Eagle/Hona property have delineated three large areas with anomalous gold ± arsenic ± copper. Gold, arsenic and copper values in steam sediment samples range up to 377 ppb, 161 ppm and 412 ppm, respectively. Gold, arsenic and copper values in pan concentrates range up to 9,929 ppb, 803 ppm and 206 ppm, respectively. The first target area corresponds to the Hona prospect location and is distinguished by extremely high gold, arsenic and copper in pan concentrates and stream sediments, with pans showing anomalous values at locations where stream gradients are too high for alluvial gold accumulations, suggesting mineralization is nearby, in outcrop and at current weathering surface. The second target area lies west of the Hona prospect and includes much of the upper portion of Natohona Creek. Possibly continuous with the Hona mineralization, this area is characterized by anomalous arsenic and copper, with gold in pans located in low-gradient areas of streams, suggesting significant travel from source. The third target area is the largest on the Eagle/Hona property and is defined by extremely high arsenic with gold in pan concentrates running along a 10km northwest-southeast swath on the NE side of Mt. Neuberger, where every creek draining the northeast slope shows anomalous gold-arsenic signatures.

Gold mineralization at Eagle/Hona is thought to be intrusive-related, although mineralization discovered in 2019 near the Hona prospect is largely hosted in calc-schist and greenstone peripheral to the Hona intrusive complex. Intrusive gold mineralization has been genetically linked to a series of Late Cretaceous granodiorite and granodiorite porphyry plugs and associated intrusive breccias, which on the adjacent Hona prospect returned argon 40/39 ages of 71 to 75 Ma, overlapping mineralization and intrusive ages from the Manh Choh area.

Results from each of the previous exploration programs has shown positive results, though development of the Eagle/Hona property is still in the early stages. Follow-up geologic mapping and sampling is planned for the near future.

The map below depicts the location of the two core holes drilled at the Hona 2 target along with rock chip sampling results and surface geology.

Hona 3
Hona 2
Hona 1
2019 Drill Holes
Kenneccott Collars
Rock Chip Au (ppm)
Below Detection
0.01 - 0.25
0.26 - 0.50
0.51 - 1.00
1.01 - 2.00
2.01 - 12.50
LITHOLOGY
Skarn
Granodiorite
Quartz-mica schist
HN19001
HN19002
7.232
2.533
9.623
0.486
12.5
5.095
1.427
1.068
1.082
2.053
3.89
4.95
Meters
Kilometers
0 0.5 1
0 200 400
N
377000
378000
379000
380000
381000
382000
7006000
7005000
7004000
7003000
7002000

Significant Drill Intercepts from the 2019 Program. Sample intervals are calculated using 0.5 grams per tonne (g/t) lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 g/t; for silver (Ag) is 10 g/t; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete 2019 Program:

DrillHole	Zone	From (meters)	To (meters)	Interval (meters)	Au_g/t	Au_opt	Ag_g/t	Cu %
HN19001	Hona 2	32.00	35.05	3.05	1.01	0.029	1.4	0.027
HN19001	Hona 2	436.17	440.89	4.72	0.80	0.023	—	0.025
HN19001	Hona 2	452.78	460.71	7.93	0.88	0.026	0.4	0.034
HN19002	Hona 2	224.33	227.38	3.05	0.59	0.017	—	0.012
HN19002	Hona 2	339.09	342.29	3.20	1.23	0.036	1.3	0.046
HN19002	Hona 2	369.27	373.56	4.29	0.55	0.016	—	0.028
HN19002	Hona 2	396.85	399.04	2.19	0.93	0.027	1.7	0.024
HN19002	Hona 2	445.24	446.53	1.29	3.05	0.089	0.8	0.029
HN19002	Hona 2	612.65	629.67	17.02	0.41	0.012	5.4	0.333

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

The map below shows the location of the Willow Prospect:

Willow Project
Fern
Gold Top
Independence
Gold Bullion
Lucky Shot
Grubstake Gulch
25 miles to Willow
50 miles to Anchorage
N
Willow Claims
Historic Gold Mine
0
6
kilometers

Environmental Regulation and Permitting

Peak Gold JV Property

The Company believes that it and the Peak Gold JV are currently operating in compliance with all environmental regulations. Peak Gold LLC holds a bond with the State of Alaska in the amount of $63,507,000 to provide reclamation of the site to the original environmental functionality. All permits, plans and approvals were in hand May 15, 2023 to begin facility construction and mine production. Early works road construction was started in Q3 2022 and required an Alaska Corps of Engineers wetlands permit and an Alaska Mining Permit Application.

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

Triple Z Prospect

Hard Rock Exploration Permit covering some planned activities on the Triple Z Property was issued by the Alaska Department of Natural Resources to the Company and consists of the following multi-year permits (the “State Permits”):

1.
Alaska Hard Rock Exploration and Reclamation Permit #2246 covering exploration some drilling activities on the Triple Z Property. The permit is in the process of being amended to include additional lands made available for exploration as a result of the land transfer. This permit is effective through December 31, 2024. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.
2.
Alaska Department of Fish & Game (ADF&G), Habitat Division issued the Fish Habitat Permit FH20-III-0063 for activities associated with F212849 on June 16, 2021. The Fish Habitat Permit will expire on December 31, 2025.

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

Item 3. LEGAL PROCEEDINGS

The Company is a 30% owner of the Peak Gold JV, which operates the Manh Choh mine near Tok, Alaska. Ore from the mine is to be trucked to the Fort Knox mill for processing on public roadways in state-of-the-art trucks carrying legal loads. Certain owners of vacation homes along the ore haul route and others claiming potential impact have organized a group to oppose the ore haul plan and disrupt the project. These efforts have included administrative appeals of certain state mine permits unrelated to ore haul. To date, those appeals have been unsuccessful. On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities (“DOT”). The Complaint seeks injunctive relief against the DOT with respect to its oversight of Peak Gold’s ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and is seeking expedited consideration of its motion. If granted, the motion could impact Peak Gold’s ore haul plans. On November 9, 2023, the Court denied the plaintiff’s motion for expedited consideration. On November 15, 2023, the Court granted Peak Gold, LLC’s motion to intervene. The plaintiff’s motion for a preliminary injunction is fully briefed and awaiting decision by the Court. On December 15, 2023, the plaintiff filed a motion for a hearing on its motion for preliminary injunction, which has been fully briefed, and is awaiting decision by the Court. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery, which motions remain pending.

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

As of March 14, 2024, there were 9,602,906 shares of common stock outstanding held by approximately 72 registered stockholders.

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

Unregistered Sales of Equity Securities

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

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

The Company engages in exploration for gold, silver, and copper ores in Alaska. The Company’s largest asset is a 30.0% membership interest in Peak Gold, LLC, which leases approximately 675,000 acres from the Tetlin Tribal Council and owns approximately 13,000 State of Alaska mining claims for exploration and development through its wholly-owned subsidiary, CORE Alaska. The Company’s wholly-owned subsidiary, Contango Minerals, owns 100% interest in the mineral rights to approximately 84,580 acres of State of Alaska mining claims located north and northwest of the Manh Choh Project. The Company is actively working to acquire additional properties in Alaska for exploration. The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration.

At Contango’s 30% owned Manh Choh Project, of which Kinross is the operator, construction is essentially complete, on budget and on schedule for production in the second half of 2024. Mining activities are well underway including the commencement of ore mining and stockpiling. Transportation of ore to the Fort Knox mill, where it will be processed, has commenced and will gradually increase throughout the first half of the year. Modifications to the Fort Knox mill continue to progress on schedule and on budget. Construction of the conveyors and associated buildings are planned for the first quarter along with interior piping and mechanical installations. The commissioning and operational readiness team is in place and preparing for pre-commissioning activities following the mechanical completion of each. Neither the Company nor the Peak Gold JV has commenced producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue. The Company has secured funding through debt arrangements to fund the capital requirements towards the Peak Gold JV. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration and working capital requirements. In the future, the Company and the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Company does not expect the Peak Gold JV to generate revenue from mineral sales prior to mid-2024. If the Company’s properties or the Manh Choh Project fails to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

Results of Operations

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. We recognized claim rental expense of $0.3 million for the six month period ended December 31, 2023 compared to $0.5 million for fiscal year ended June 30, 2023, and $0.6 million for fiscal year ended June 30, 2022. Claim rental expense decreased for the year ended December 31, 2023 because the Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022.

Exploration Expense. Exploration expense for the six month period ended December 31, 2023 was $1.8 million, compared to $7.9 million for fiscal year ended June 30, 2023 and $8.5 million for fiscal year ended June 30, 2022. The current period expense primarily relates to the surface exploration program at the Lucky Shot Property. The prior year exploration expense relates to spending on our 100% owned state claims on the Eagle/Hona and Shamrock Property, as well as exploration activity on our Lucky Shot Property. Other than a minor amount of surface exploration work completed, the Lucky Shot property remained on care and maintenance from January 2023 through December 2023.

General and Administrative Expense. General and administrative expense for the six month period ended December 31, 2023 was $6.8 million compared to $9.1 million and $10.3 million for fiscal years ended June 30, 2023 and June 30, 2022, respectively. The Company’s general and administrative expense primarily relates to professional fees, payroll and benefit related fees, retention and severance fees, and stock-based compensation expense. The stock-based compensation expense for six month period ended December 31, 2023 was $1.6 million compared to $2.9 million for fiscal year ended June 30, 2023 and $4.0 million for fiscal year ended June 30, 2022.

Loss from Equity Investment in the Peak Gold JV. The loss from the Company’s equity investment in the Peak Gold JV for the six month period ended December 31, 2023 was $6.3 million, compared to $21.1 million for fiscal year ended June 30, 2023 and $3.7 million for fiscal year ended June 30, 2022. Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution. The Company invested $34.4 million in the Peak Gold JV during the six month period ended December 31, 2023 compared to $21.1 million during fiscal year ended June 30, 2023, and $3.7 million during fiscal year ended June 30, 2022. At September 30, 2023, the Company's cumulative investment exceeded the cumulative losses and recognized $4.3 million in suspended losses in addition to the 30% share of the Peak Gold JV net loss. The portion of the cumulative loss that exceeds the Company’s cumulative investment will be suspended and recognized against earnings, if any, from the Company’s investment in the Peak Gold JV in future periods. The suspended losses for the period from inception to December 31, 2023 is nil.

Interest Expense. On May 17, 2023, the Company entered into a credit and guarantee agreement for a senior secured loan facility for up to $70 million (the "Credit Agreement"). On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to QRC. In connection with the closing of the Credit Agreement, the Company entered into an amendment to the convertible debenture that raised the stated interest rate from 8% to 9%. The debenture currently bears interest at 9% per annum, payable quarterly, with 7% paid in cash and 2% paid in shares of common stock of the Company (See Note 15 to our Consolidated Financial Statements for discussion on both debt arrangements). The six month period ended December 31, 2023 interest expense of $2.4 million includes expense related to the convertible debenture with QRC, and interest expense related to the Company's draw-downs of $30.0 million on the Credit Facility. The June 30,2023 interest expense of $2.0 million related to a full year of interest expense related to the convertible debenture with QRC and interest expense related to the $10.0 million draw-down on the Credit Facility. The June 30, 2022 interest expense of $0.3 million primarily includes the accrued interest related to the convertible debenture for approximately one quarter.

Unrealized loss on derivative contracts. On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under that certain Credit and Guarantee Agreement, by and among the Company, its subsidiaries, ING Capital LLC and Macquarie Bank Limited, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. During the six month period ended December 31, 2023 the Company had an unrealized loss on derivative contracts of $23,417,781. This non-cash loss was driven by an increase in forward gold price as at December 31, 2023 compared to the contracted price. The Company did not enter into any derivative contracts for fiscal years ended June 30, 2023 and 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had approximately $15.7 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, and exploration expenditures on the Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the $20 million unsecured convertible debenture to QRC, and the draw downs on the Credit Facility, which has capacity for up to $70 million.

The JV Management Committee has proposed a significant budget to complete and start the operations of the Manh Choh mine. Specifically, the JV Management Committee approved a budget for 2023, with cash calls totaling approximately $165 million, which was subsequently amended to $157.3 million of which the Company’s share is approximately $47.2 million, and approved a budget for the first quarter of 2024, with cash calls totaling approximately $51.5 million, of which the Company’s shares is approximately $15.5 million. As of December 31, 2023, the Company has funded $47.2 million towards the 2023 budget as actuals have come in lower than the budget. This budget primarily relates to completion of the Manh Choh camp, mine access road construction, earthworks, general construction and installation, pre-production stripping, etc. The Company is required to make capital contributions of 30% of the budgeted amounts when cash calls are received from the Peak Gold JV or face the possible dilution of its interest in the Peak Gold JV.

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. The JV Management Committee has proposed a significant budget to complete and start the operations of the Manh Choh mine, which is anticipated to begin production during the second half of 2024. As of December 31, 2023, the Company has funded its capital calls to the Peak Gold JV totaling $47.2 million, of which $30 million was funded from the secured credit facility. In 2024 it is anticipated that there will be a further $28.8 million of capital calls to the Peak Gold JV to reach production, of which $15.5 million has been funded by the Company. The Company believes it has sufficient capital to reach production at the Manh Choh mine, with the cash it has on hand and the $27.5 million of available room on the secured credit facility. Although there can be no guarantee that the Peak Gold JV will distribute funds back to the Company, the Company believes it is probable to receive the anticipated distributions from the Peak Gold JV and maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $21 million on the secured credit facility, through the first quarter of 2025. Failure to pay the current debt obligations will result in an event of default and the debt would be due immediately or callable. If the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company has identified below the critical accounting estimates that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. Actual results may differ from these estimates under different assumptions or conditions.

Contingent Considerations. Contingent consideration in asset acquisitions payable in the form of cash is recognized when payment becomes probable and reasonably estimable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the asset acquisition cost when acquired. Contingent consideration payable in the form of a fixed number of the Company’s own shares is measured at fair value as of the acquisition date and recognized when the issuance of the shares becomes probable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets. The Company carries a liability for contingent consideration related to the acquisition of LSA. In estimating the fair value of the contingent consideration at each reporting period, the Company makes estimates regarding the probability and timing of reaching the milestones associated with payment of the consideration, as well as the weighted average cost of capital used to discount the liability to its present value as of the balance sheet date. The estimate of the fair value of the contingent consideration is sensitive to changes in any one of these estimates.

Derivative Instruments. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings. The Company performed a sensitivity analysis on this estimate based on a 10% change on the forward gold price which could result in an increase or decrease of $25.9M on the fair value of the derivative instrument. The Company has elected to not designate any of its positions under the hedge accounting rules. Accordingly, these derivative contracts are mark-to-market and any changes in the estimated values of derivative contracts held at the balance sheet date are recognized in unrealized (loss) gain on derivative contracts, net in the Consolidated Statements of Operations as unrealized gains or losses on derivative contracts. Realized gains or losses on derivative contracts will be recognized in (Loss) gain on derivative contracts, net in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements. See Part II. Item 8. “Financial Statements and Supplementary Data" and "Note 4 - Summary of Significant Accounting Policies” of this Transition Report on Form 10-KT.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages 55 through 86 of this Form 10-KT.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of December 31, 2023, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the six month period ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

This Transition Report on Form 10-KT does not include an attestation report from Moss Adams LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Moss Adams, LLP, pursuant to SEC rules that permit the Company to provide only management’s report in this Transition Report on Form 10-KT.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Transition Report on Form 10-KT, to be filed not later than 120 days after the close of its fiscal year.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Transition Report on Form 10-KT, to be filed not later than 120 days after the close of its fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Transition Report on Form 10-KT, to be filed not later than 120 days after the close of its fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Transition Report on Form 10-KT, to be filed not later than 120 days after the close of its fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Transition Report on Form 10-KT, to be filed not later than 120 days after the close of its fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules:

The consolidated financial statements of the Company are set forth in pages 55 through 86 of this Form 10-KT. The financial statements of the Peak Gold JV, are included as an exhibit to this Form 10-KT. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)
Exhibits:

The following is a list of exhibits filed as part of this Form 10-KT. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

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

4.8	Amendment No. 3 to Rights Agreement, dated as of September 13, 2023, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent.
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

4.11

Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2021).

4.12

Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2021).

4.13	Form of Convertible Debenture (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2022).
4.14

Form of Registration Rights Agreement dated as of December 23, 2022 (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2022).

4.15

Form of Registration Rights Agreement dated as of January 19, 2023 (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2023).

4.16	Description of Securities.*
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

10.37

Amendment No. 1 to the Credit and Guarantee Agreement, dated July 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent (Filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the three months ended November 30, 2023, as filed with the Securities and Exchange Commission on November 14, 2023).

10.38

Amendment No. 2 to the Credit and Guarantee Agreement, dated August 15, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent (Filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the three months ended November 30, 2023, as filed with the Securities and Exchange Commission on November 14, 2023).

10.39

Amendment No. 3 to the Credit and Guarantee Agreement, dated December 31, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.*

10.40

Controlled Equity OfferingSM Sales Agreement, dated June 8, 2023, by and between the Company and Cantor Fitzgerald & Co. (Filed as Exhibit 1.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2023).

10.41

Employment Agreement, dated July 11, 2023 between Michael Clark and the Company † (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2023).

10.42

Underwriting Agreement by and among Contango Ore, Inc., Maxim Group LLC, and Freedom Capital Markets, dated July 24, 2023 (Filed as Exhibit 1.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2023).

10.43

Retention Agreement, dated August 4, 2023 between Leah Gains and the Company † (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2023).

10.44

ISDA Master Agreement, dated May 17, 2023, between ING and Core Alaska (Filed as Exhibit 10.1 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2023).

10.45

ISDA Master Agreement, dated May 17, 2023, between Macquarie and Core Alaska (Filed as Exhibit 10.2 to the Company current report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2023).

10.46	2023 Omnibus Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 4, 2023).
14.1	Code of Ethics (Filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 11, 2012).
14.2

Corporate Code of Business Conduct and Ethics of Contango ORE, Inc. (Filed as Exhibit 14.1 to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020).

21.1	List of Subsidiaries.*
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of December 31, 2023.*
31.1	Section 302 CEO Certification. *
31.2	Section 302 CFO Certification. *
32.1	Section 906 CEO Certification. *
32.2	Section 906 CFO Certification. *

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

99.11	Audited Financial Statements of Peak Gold, LLC as of December 31, 2023.*
101

Financial statements from the Company’s annual report on Form 10-KT for the period ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File*

*	Filed herewith
†	Management contract or compensatory plan or agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.	Date		Date
/s/ RICK VAN NIEUWENHUYSE	March 14, 2024	/s/ MIKE CLARK	March 14, 2024
Rick Van Nieuwenhuyse President, Chief Executive Officer, and Director (Principal Executive Officer)		Mike Clark Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Chief Executive Officer	March 14, 2024
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/MIKE CLARK	Chief Financial Officer	March 14, 2024
MIKE CLARK	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Chairman and Director	March 14, 2024
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	March 14, 2024
JOSEPH COMPOFELICE

/s/ CURTIS FREEMAN	Director	March 14, 2024
CURTIS FREEMAN

/s/ RICHARD SHORTZ	Director	March 14, 2024
RICHARD SHORTZ

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries (the “Company”) as of December 31 2023 and June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the six-month period ended December 31, 2023 and for the years ended June 30, 2023 and 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31 2023 and June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 2023 and for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Houston, Texas

March 14, 2024

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2023	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$15,504,819	$11,646,194	$23,095,101
Restricted cash	232,572	231,000	231,000
Prepaid expenses and other	1,112,910	413,907	453,353
Total current assets	16,850,301	12,291,101	23,779,454
LONG-TERM ASSETS:
Investment in Peak Gold, LLC (NOTE 10)	28,064,405	—	—
Property & equipment, net	13,326,347	13,371,638	13,514,531
Commitment fee	350,575	—	—
Total long-term assets	41,741,327	13,371,638	13,514,531
TOTAL ASSETS	$58,591,628	$25,662,739	$37,293,985
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$250,739	$220,755	$633,856
Accrued liabilities	2,241,087	2,077,870	870,981
Derivative contract liability	2,679,784	—	—
Debt, current portion	7,900,000	—	—
Total current liabilities	13,071,610	2,298,625	1,504,837
NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000	1,200,000
Asset retirement obligations	246,227	239,942	228,082
Contingent consideration liability	1,100,480	1,240,563	1,847,063
Derivative contract liability	20,737,997	—	—
Debt, net	36,779,859	25,457,047	19,239,960
Total non-current liabilities	60,064,563	28,137,552	22,515,105
TOTAL LIABILITIES	73,136,173	30,436,177	24,019,942
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 9,454,233 shares issued and 9,451,753 shares outstanding as of December 31, 2023; 7,781,690 shares issued and outstanding as of June 30, 2023; 6,860,420 shares issued and 6,769,923 shares outstanding at June 30, 2022	94,542	77,817	68,604
Additional paid-in capital	124,451,067	93,424,283	74,057,859
Treasury stock at cost (2,480 at December 31, 2023, 0 at June 30, 2023; and 90,497 shares at June 30, 2022)	(48,308)	—	(2,318,182)
Accumulated deficit	(139,041,846)	(98,275,538)	(58,534,238)
STOCKHOLDERS’ EQUITY (DEFICIT)	(14,544,545)	(4,773,438)	13,274,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,591,628	$25,662,739	$37,293,985

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended December 31	Fiscal Year Ended June 30,
	2023	2023	2022
EXPENSES:
Claim rental expense	$(255,121)	$(526,279)	$(621,298)
Exploration expense	(1,815,822)	(7,878,863)	(8,517,938)
Depreciation expense	(52,620)	(136,501)	(55,740)
Accretion expense	(6,284)	(11,860)	(9,156)
Impairment from loss, net of recovery	—	(7,111)	(92,777)
General and administrative expense	(6,752,910)	(9,091,127)	(10,336,378)
Total expenses	(8,882,757)	(17,651,741)	(19,633,287)

OTHER INCOME/(EXPENSE):
Interest income	68,662	29,651	1,503
Interest expense	(2,358,920)	(1,959,666)	(330,047)
Loss from equity investment in Peak Gold, LLC (NOTE 10)	(6,315,595)	(21,120,000)	(3,706,000)
Unrealized loss on derivative contracts	(23,417,781)	—	—
Other income	140,083	622,155	41,450
Insurance recoveries	—	338,301	—
Total other expense	(31,883,551)	(22,089,559)	(3,993,094)

LOSS BEFORE INCOME TAXES	(40,766,308)	(39,741,300)	(23,626,381)
Income tax benefit	—	—	119,731
NET LOSS	$(40,766,308)	$(39,741,300)	$(23,506,650)
NET LOSS PER SHARE
Basic and diluted	$(4.44)	$(5.61)	$(3.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,180,032	7,087,027	6,734,444

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31	Fiscal Year Ended June 30,
	2023	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,766,308)	$(39,741,300)	$(23,506,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,622,566	2,931,288	3,993,660
Depreciation expense	52,620	136,501	55,740
Accretion expense	6,284	11,860	9,156
Impairment expense	—	7,111	115,025
Interest paid in common stock	166,641	438,877	—
Change in the fair value of contingent consideration	(140,083)	(606,500)
Amortization of debt discount and issuance costs	398,418	190,358	34,675
Loss from equity investment in Peak Gold, LLC	6,315,595	21,120,000	3,706,000
Loss from derivative contracts	23,417,781	—	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	(699,003)	39,446	176,914
Increase in accounts payable and other accrued liabilities	193,200	793,788	1,271,899
Decrease in income tax receivable	—	—	198,126
Net cash used in operating activities	(9,432,289)	(14,678,571)	(13,945,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(34,380,000)	(21,120,000)	(3,706,000)
Acquisition of property& equipment	(7,329)	—	(43,989)
Cash paid for the acquisition of Lucky Shot Alaska, LLC, net of cash received	—	(719)	(11,642,586)
Net cash used in investing activities	(34,387,329)	(21,120,719)	(15,392,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(48,308)	(126,428)	(779,622)
Cash paid for shares purchased from directors for estimated tax obligations associated with stock vesting	—	—	(1,538,560)
Cash proceeds from debt	20,000,000	10,000,000	20,000,000
Debt issuance costs	(1,526,179)	(3,973,271)	(194,715)
Cash proceeds from warrant exercise	—	6,886,000	—
Cash proceeds from capital raises, net	29,254,302	11,564,082	(43,560)
Net cash provided by financing activities	47,679,815	24,350,383	17,443,543

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	3,860,197	(11,448,907)	(11,894,487)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	11,877,194	23,326,101	35,220,588
CASH AND RESTRICTED CASH, END OF PERIOD	$15,737,391	$11,877,194	$23,326,101

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$1,218,499	$1,324,474	$—
Income taxes	—	—	218,546
Non-cash investing and financing activities:
Asset retirement obligations	—	—	218,927
Contingent liability for acquisition of Alaska Gold Torrent, LLC	—	—	1,847,063
Establishment fee for convertible debt paid with stock issuance	—	—	600,000
Total non-cash investing and financing activities:	$—	$—	$2,665,990

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at June 30, 2021	6,675,746	$66,757	$69,509,606	$—	$(35,027,588)	$34,548,775
Stock-based compensation	—	—	3,993,660	—	—	3,993,660
Restricted shares activity	160,500	1,605	(1,605)	—	—	—
Issuance of common stock	24,174	242	599,758	—	—	600,000
Cost of common stock issuance	—	—	(43,560)	—	—	(43,560)
Treasury shares withheld for employee taxes	—	—	—	(779,622)	—	(779,622)
Treasury shares purchased from directors	—	—	—	(1,538,560)	—	(1,538,560)
Net loss	—	—	—	—	(23,506,650)	(23,506,650)
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043
Stock-based compensation	—	—	2,931,288	—	—	2,931,288
Restricted shares activity	85,166	851	(851)	—	—	—
Issuance of common stock	559,461	5,595	8,919,025	—	—	8,924,620
Cost of common stock issuance	—	—	(661,109)	—	—	(661,109)
Treasury shares issued in common stock issuance	(42,525)	(425)	—	2,205,709	—	2,205,284
Warrant exercise	313,000	3,130	5,855,642	—	—	5,858,772
Cost of warrant modification	—	—	(382,769)	—	—	(382,769)
Fair value of warrants issued with common stock	—	—	2,505,284	—	—	2,505,284
Shares issued for convertible note interest payment	7,695	77	199,914	238,886	—	438,877
Treasury shares withheld for employee taxes	(1,527)	(15)	—	(126,413)	—	(126,428)
Net loss	—	—	—	—	(39,741,300)	(39,741,300)
Balance at June 30, 2023	7,781,690	$77,817	$93,424,283	$—	$(98,275,538)	$(4,773,438)
Stock-based compensation	—	—	1,622,566	—	—	1,622,566
Restricted shares activity	10,819	108	(108)	—	—	—
Issuance of common stock	1,652,915	16,529	31,500,580	—	—	31,517,109
Cost of common stock issuance	—	—	(2,262,807)	—	—	(2,262,807)
Shares issued for convertible note interest payment	8,809	88	166,553	—	—	166,641
Treasury shares withheld for employee taxes	—	—	—	(48,308)	—	(48,308)
Net loss	—	—	—	—	(40,766,308)	(40,766,308)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“Contango” or the “Company”) engages in exploration for gold ore and associated minerals in Alaska. The Company conducts its operations through three primary means:

•
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
•
its wholly-owned subsidiary, Contango Lucky Shot Alaska, LLC (“LSA”) (formerly Alaska Gold Torrent, LLC), an Alaska limited liability company (“LSA”), which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims for exploration from Alaska Hard Rock, Inc., which includes three former producing gold mines located on patented claims in the Willow Mining District about 75 miles north of Anchorage, Alaska (the “Lucky Shot Property”) (See Note 8 - Acquisition of Lucky Shot Property); and
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”). The Company relinquished approximately 69,000 acres located on the Eagle/Hona prospect in November 2022. The Company retained essentially all of the acreage where drilling work was performed in 2019 and 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project has commenced ore mining and stockpiling at the Fort Knox facility. All other projects are in the exploration stage.

On November 14 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2023. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from July 1, 2023, through December 31, 2023. In this Transition Report, we include financial results for the six months ended December 31, 2023, which are audited, compared to the financial results for the six months ended December 31, 2022, which are unaudited.

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

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022. Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project. Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability

Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis. The Peak Gold JV management committee (the “JV Management Committee”) has approved a budget for 2023, with cash calls totaling approximately $165.1 million, which was subsequently amended to $157.3 million of which the Company’s share is approximately $47.2 million. As of December 31, 2023, the Company has funded $47.2 million of the 2023 budget.

At the Lucky Shot Property, in August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein. The program was shut down in September 2023 due to challenging weather conditions.

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

3. Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. The JV Management Committee has proposed a significant budget to complete and start the operations of the Manh Choh mine, which is anticipated to begin production during the second half of 2024. As of December 31, 2023, the Company has funded its capital calls to the Peak Gold JV totaling $47.2 million, of which $30 million was funded from the secured credit facility. In 2024 it is anticipated that there will be a further $28.8 million of capital calls to the Peak Gold JV to reach production, of which $15.5 million has been funded by the Company. The Company believes it has sufficient capital to reach production at the Manh Choh mine, with the cash it has on hand and the $27.5 million of available room on the secured credit facility. Although there can be no guarantee that the Peak Gold JV will distribute funds back to the Company, the Company believes it is probable to receive the anticipated distributions from the Peak Gold JV and maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $21 million on the secured credit facility, through the first quarter of 2025. Failure to pay the current debt obligations will result in an event of default and the debt would be due immediately or callable. If the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash. Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of December 31, 2023, June 30, 2023 and June 30, 2022. At December 31, 2023, June 30, 2023 and June 30, 2022 the Company had $0.2 million of restricted cash which is held as collateral for its bank-issued Company credit cards.

Management Estimates. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property and equipment, asset retirement obligations, valuation of contingent consideration, valuation allowances for deferred income tax assets and valuation of derivative instruments. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on December 31, 2023 and designated one of the three members of the JV Management Committee. The Company initially recorded its investment at the historical cost of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. The cumulative contributions and historical cost of the assets exceeded the cumulative losses of the Peak Gold JV as of December 31, 2023; therefore, the Company recorded an investment in the Peak Gold JV of $28,064,406. For the fiscal years ended June 30, 2023 and June 30, 2022, the Company's share of the Peak Gold JV's inception-to-date cumulative loss of $44.8 million and $42.0 million respectively, exceeded the sum of the historical book value of the Company's initial investment in the Peak Gold JV of $1.4 million and subsequent contribution of $39.1 million. Therefore, the investment in the Peak Gold JV had a zero balance as of June 30, 2023 and June 30, 2022. If the portion of the cumulative loss exceeds the Company’s investment it will be suspended and recognized against earnings, if any, from the investment in the Peak Gold JV in future periods.

Property & Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded an impairment charge of $7,111 and $92,777 for the years ended June 30, 2023 and 2022, respectively. There was no impairment charge for the period ended December 31, 2023. The June 30, 2023 impairment related to equipment determined to be obsolete. The June 30, 2022 impairment expense related to an avalanche that occurred at the Lucky Shot Property in February 2022. The avalanche destroyed various vehicles and equipment at the site. The $92,777 in impairment represents the remaining book value associated with the property that was destroyed, net of insurance recoveries to date, and other necessary write-offs. Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended December 31, 2023.

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
•
Derivative Hedges - As discussed in Note 16, the Company has entered into hedge agreements with delivery obligations of gold ounces. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The derivative hedges are mark-to-market with changes in estimated value driven by forward commodity prices.
•
Contingent Consideration - As discussed in Note 8, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. The fair value of this contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds.

The following table summarizes the fair value of the Company's financial assets and liabilities, by level within the fair-value hierarchy:

As of December 31, 2023	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$-	$-	$-

Financial Liabilities
Derivative Liability - current	$-	$2,679,784	$-
Derivative Liability - noncurrent	$-	$20,737,997	$-
Contingent consideration liability - noncurrent	$-	$-	$1,100,480

As of June 30, 2023
Financial Assets
Derivative contract asset - current	$-	$-	$-

Financial Liabilities
Derivative Liability - current	$-	$-	$-
Derivative Liability - noncurrent	$-	$-	$-
Contingent consideration liability - noncurrent	$-	$-	$1,240,563

As of June 30, 2022
Financial Assets
Derivative contract asset - current	$-	$-	$-

Financial Liabilities
Derivative Liability - current	$-	$-	$-
Derivative Liability - noncurrent	$-	$-	$-
Contingent consideration liability - noncurrent	$-	$-	$1,847,063

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

The Company purchased 100% of the outstanding membership interests of LSA in August 2021 (See Note 8). The Company accounted for the purchase as an asset acquisition, and thus allocated the total acquisition cost to the assets acquired on a relative fair value basis.

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

Derivative Instruments. The Company utilizes derivative instruments in order to manage exposure to risk associated with fluctuating commodity prices. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings. The Company has elected to not designate any of its position under the hedge accounting rules. Accordingly, these derivatives are mark-to-market and any changes in the estimated values of derivative contracts held at the balance sheet date are recognized in unrealized (loss) gain on derivative contracts, net in the Consolidated Statements of Operations as unrealized gains or losses on derivative contracts. Realized gains or losses on derivative contracts will be recognized in (loss) gain on derivative contracts, net in the Consolidated Statements of Operations

Asset Retirement Obligations. Asset retirement obligations (including reclamation and remediation costs) associated with operating and non-operating mine sites are recognized when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation for each project in accordance with ASC guidance for asset retirement obligations. As of December 31, 2023, the Company had asset retirement obligations related to its Lucky Shot project totaling $246,227. The asset retirement obligations related to Lucky Shot project were $239,942 as of June 30, 2023 and $228,082 as of June 30, 2022. Accretion expense for the period ended December 31, 2023 was $6,284. The accretion expense for the fiscal years ended June 30, 2023 and 2022 were $11,860 and $9,156, respectively.

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

5. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $1,112,910, $413,907 and $453,353 as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively. Current period and prior period prepaid and other assets primarily relate to prepaid claim rentals and prepaid insurance.

6. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Six Months Ended	Fiscal Year Ended
	December 31, 2023	June 30, 2023	June 30, 2022
Net loss attributable to common stock	$(40,766,308)	$(39,741,300)	$(23,506,650)
Weighted average shares for basic EPS	9,180,032	7,087,027	6,734,444
Effect of dilutive securities	—	—	—
Weighted average shares for diluted EPS	9,180,032	7,087,027	6,734,444
Basic EPS	$(4.44)	$(5.61)	$(3.49)
Diluted EPS	$(4.44)	$(5.61)	$(3.49)

There were 100,000 options and 401,000 warrants outstanding as of December 31, 2023 and June 30, 2023. There were 100,000 options and nil warrants outstanding as of June 30, 2022. The options and warrants were not included in the computation of diluted earnings per share for the period ended December 31, 2023 and fiscal years ended June 30, 2023 and June 30, 2022 due to being anti-dilutive.

7. Stockholders’ Equity (Deficit)

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of December 31, 2023, 9,451,753 shares of common stock were outstanding, including 433,528 shares of unvested restricted stock. As of December 31, 2023, options and warrants to purchase 501,000 shares of common stock of the Company were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2024 and October 2026.

ATM Offering

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Offering”). The offer and sale of the common stock has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s registration statement on Form S-3. Sales of the common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the common stock requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, customary indemnification obligations of the Company and the Agent against certain liabilities, including for liabilities under the Securities Act, and termination provisions. The Company sold 52,915 shares for the six month period ended December 31, 2023 and 158,461 shares for the year ended June 30, 2023 of common stock pursuant to the Sales Agreement for net proceeds of approximately $1.1 million and $4.1 million respectively. The balance remaining from the Sales Agreement as of December 31, 2023 is $34.8 million.

Underwritten Offering

On July 24, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Freedom Capital Markets (collectively, the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock. All of the Underwritten Shares were sold by the Company. The offering price of the Underwritten Shares was $19.00 per share, and the Underwriters agreed to purchase the Underwritten Shares from the Company pursuant to the Underwriting Agreement at a price of $17.77 per share (the “Purchase Price”), which includes a 6.5% Underwriters discount. The net proceeds from the Offering were $28.2 million after deducting underwriting discounts and commissions and offering expenses. The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The Offering closed on July 26, 2023. The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

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

The Rights Agreement had an initial term of one year, expiring on September 22, 2021, which the Board of Directors of the Company approved several amendments to the Rights Agreement, extending the term of the Rights Agreement to September 23, 2024.

8. Acquisition of Lucky Shot Property

On August 24, 2021, the Company completed the purchase of all outstanding membership interests (the “Interests”) of LSA from CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”) (the “Lucky Shot Transaction”). LSA holds rights to the Lucky Shot Property. The Company agreed to purchase the Interests for a total purchase price of up to $30 million. The purchase price included an initial payment at closing of $5 million in cash and a promissory note in the original principal amount of $6.25 million, payable by the Company to CRH (the “Promissory Note”), with a maturity date of February 28, 2022 (the “Maturity Date”). The Promissory Note was secured by the Interests. The Company had the option to pay the Promissory Note through the issuance to CRH of shares of the Company’s common stock if the Company completed an offering and obtained a listing of its shares on the NYSE American prior to the Maturity Date. In November 2021, the Company’s common stock commenced listing on the NYSE American. Since the Company did not complete the required offering, it paid the Promissory Note in cash on February 25, 2022.

The Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock. If payable, the additional share consideration will be issued based on the 30-day volume weighted average price for each of the thirty trading days immediately prior to the satisfaction of the relevant production goal. If the milestones are not met no additional payments would be made to CRH.

The Company also agreed to make $10,000,000 in expenditures during the 36-month period following closing toward the existence, location, quantity, quality or commercial value of mineral deposits in, under and upon the Lucky Shot Property. As of December 31, 2023, the Company had exceeded the required $10,000,000 in expenditures.

The Company evaluated this acquisition under ASC 805, Business Combinations. ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets assumed based on their fair values and a determination is made whether any goodwill results from the transaction. In evaluating the criteria outlined by this standard, the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business (the assembled workforce does not currently perform a substantive process). Therefore, the Company accounted for the purchase as an asset acquisition, and allocated the total consideration transferred on the date of the acquisition, approximately $13.5 million, to the assets acquired on a relative fair value basis. The total consideration transferred is comprised of $5.1 million in cash, a $6.25 million promissory note, $0.3 million in direct transactions costs, plus the fair value of the contingent liability (described above), net of cash received. The Company accounted for the share portion of the contingent liability in accordance with ASC 480 and measured at fair value at inception, approximately $1.85 million. The fair value of this liability was calculated using management’s projected timing of mining activities and mineral resources being defined and an estimate of the probability of achieving those targets. The share portion of the contingent consideration is classified within Level 3 of the fair value hierarchy referenced in Note 4 - Summary of Significant Accounting Policies. Changes in value in subsequent periods, based on management’s ongoing assessment of probability, will be recorded in earnings. The Company determined the fair value of the share portion of the liability to be $1.1 million at December 31, 2023. The $0.1 million change in fair value during the current fiscal period is recognized in earnings. The Company’s accounting policy is to recognize the contingent consideration associated with cash contingent payments related to the asset acquisitions when the contingency is resolved. Any amounts issued in excess of the contingent consideration initially recognized as a liability would be an additional cost of the asset acquisition allocated to increase the eligible assets on a relative fair value basis. Amounts issued that are less than the contingent consideration initially recognized as a liability would be a reduction of the cost of the asset(s) acquired and would reduce the eligible assets on a relative value basis.

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life (in years)	December 31, 2023	June 30, 2023	June 30, 2022
Mineral properties	N/A - Units of Production	$11,700,726	$11,700,726	$11,700,007
Land	Not Depreciated	87,737	87,737	87,737
Buildings and improvements	20 - 39	1,455,546	1,455,546	1,455,546
Machinery and equipment	3 - 10	287,635	287,635	287,635
Vehicles	5	135,862	135,862	135,862
Computer and office equipment	5	23,571	16,239	16,239
Furniture & fixtures	5	2,270	2,270	2,270
Less: Accumulated depreciation and amortization		(244,864)	(192,241)	(55,740)
Less: Accumulated impairment		(122,136)	(122,136)	(115,025)
Property & Equipment, net		$13,326,347	$13,371,638	$13,514,531

10. Investment in Peak Gold, LLC

The Company recorded its initial investment at the historical book value of the assets contributed to the Peak Gold JV which was approximately $1.4 million. As of December 31, 2023, the Company has contributed approximately $74.9 million to the Peak Gold JV.

The following table is a roll-forward of our investment in the Peak Gold JV from January 8, 2015 (inception) to December 31, 2023:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2014	$—
Investment in Peak Gold JV, at inception January 8, 2015	1,433,886
Loss from equity investment in Peak Gold JV	(1,433,886)
Investment balance at June 30, 2015	$—
Investment in Peak Gold JV	—
Loss from equity investment in Peak Gold JV	—
Investment balance at June 30, 2016	$—
Investment in Peak Gold JV	—
Loss from equity investment in Peak Gold JV	—
Investment balance at June 30, 2017	$—
Investment in Peak Gold JV	2,580,000
Loss from equity investment in Peak Gold JV	(2,580,000)
Investment balance at June 30, 2018	$—
Investment in Peak Gold JV	4,140,000
Loss from equity investment in Peak Gold JV	(4,140,000)
Investment balance at June 30, 2019	$—
Investment in Peak Gold JV	3,720,000
Loss from equity investment in Peak Gold JV	(3,720,000)
Investment balance at June 30, 2020	$—
Investment in Peak Gold JV	3,861,252
Loss from equity investment in Peak Gold JV	(3,861,252)
Investment balance at June 30, 2021	—
Investment in Peak Gold JV	3,706,000
Loss from equity investment in Peak Gold JV	(3,706,000)
Investment balance at June 30, 2022	$—
Investment in Peak Gold JV	21,120,000
Loss from equity investment in Peak Gold JV	(21,120,000)
Investment balance at June 30, 2023	$—
Investment in Peak Gold JV	34,380,000
Loss from equity investment in Peak Gold JV	(6,315,595)
Investment balance at December 31, 2023	$28,064,405

The following table presents the condensed balance sheets for the Peak Gold JV as of December 31, 2023, June 30, 2023 and June 30, 2022 in accordance with US GAAP:

	December 31, 2023	June 30, 2023	June 30, 2022
ASSETS
Current assets	$20,303,084	$81,719,273	$9,022,315
Non-current assets	207,706,448	97,748,104	4,548,709
TOTAL ASSETS	$228,009,532	$179,467,377	$13,571,024

LIABILITIES AND MEMBERS’EQUITY
Current liabilities	$23,303,400	$14,283,457	$3,057,873
Non-current liabilities	32,910,212	21,973,623	416,081
TOTAL LIABILITIES	$56,213,612	$36,257,080	$3,473,954

MEMBERS’ EQUITY	171,795,920	143,210,297	10,097,070
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$228,009,532	$179,467,377	$13,571,024

The following table presents the condensed results of operations for the Peak Gold JV for the six month period ended December 31, 2023 and fiscal years ended June 30, 2023 and June 30, 2022, and for the period from inception through December 31, 2023 in accordance with US GAAP:

	Six Months Ended	Year Ended	Year Ended	Period from Inception January 8, 2015 to
	December 31, 2023	June 30, 2023	June 30, 2022	December 31, 2023
EXPENSES:
Exploration expense	$5,699,445	$7,940,683	$9,534,764	$72,051,655
General and administrative	1,214,929	1,374,003	1,290,013	14,869,951
Total expenses	6,914,374	9,314,686	10,824,777	86,921,606
NET LOSS	$6,914,374	$9,314,686	$10,824,777	$86,921,606

The Company’s share of the Peak Gold JV’s results of operations for the six month period ended December 31, 2023 was a loss of $2.1 million. The Company’s share of the Peak Gold JV’s results of operations for the fiscal year ended June 30, 2023 was a loss of $2.8 million. The Company’s share in the results of operations for the fiscal year ended June 30, 2022 was a loss of $3.3 million. The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. The Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses as of December 31, 2023; therefore the Company’s investment in the Peak Gold JV as of December 31, 2023 was $28,064,406. For the fiscal years ended June 30, 2023 and June 30, 2022, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of $44.8 million and $42.0 million, respectively, exceeded the Company's cumulative investment in the Peak Gold JV and the equity method of accounting was suspended, which resulted in suspended losses and an investment balance of zero at June 30, 2023 and 2022. Therefore, the investment in the Peak Gold JV had a balance of zero as of June 30, 2023 and 2022. The Company is not currently obligated to make additional capital contributions to the Peak Gold JV and therefore only records losses up to the point of its cumulative investment which is $74.9 million. If the Company elects not to fund its interest in the Peak Gold JV, its interest would be diluted.

11. Stock Based Compensation

On September 15, 2010, the Board adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the Board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023

Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaces the 2010 Plan with respect to new grants by the Company. Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (424,026 shares as of December 31, 2023), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of December 31, 2023, there were 433,528 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plans. Stock-based compensation expense for the six month period ended December 31, 2023 was $1.6 million. Stock-based compensation expense for the fiscal years ended June 30, 2023 and 2022 was $2.9 million and $4.0 million, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Stock Options. Under the Equity Plans, options granted must have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, may only be stock options that are not qualified as incentive stock options. Options generally expire after five years. Upon option exercise, the Company’s policy is to issue new shares to option holders.

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look-back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options in the six month period ended December 31, 2023 or for the fiscal year ended June 30, 2023. The fair value of stock options vested during the year ended June 30, 2022 was approximately $7.42 per share. As of December 31, 2023, the total unrecognized compensation cost related to nonvested stock options was nil. As of December 31, 2023, the stock options had a weighted average remaining life of 1.06 years.

A summary of the status of stock options granted as of December 31, 2023, June 30, 2023, and 2022, and changes during the periods then ended, is presented in the table below:

	Six Months Ended December 31,		Year Ended June 30,
	2023		2023		2022
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	100,000	$14.50	100,000	$14.50	100,000	$14.50
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Outstanding, end of year	100,000	$14.50	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$506,000		$1,133,000		$811,000

Exercisable, end of year	100,000	$14.50	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$506,000		$1,133,000		$811,000

Available for grant, end of year	617,526		473,386		100,427

Weighted average fair value of options granted during the year (1)	$—		$—		$—

(1) There were no options granted during the six month period ended December 31, 2023 or fiscal years ended June 30, 2023 and 2022.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted in the six month period ended December 31, 2023 and fiscal years ended June 30, 2023 and June 30, 2022 was $0.2 million, $7.0 million and $3.5 million, respectively.

On August 16, 2021, the Company granted 10,000 shares of common stock to a new employee. The restricted stock granted to the employee vests in equal installments over three years on the anniversary of the grant date. As of December 31, 2023 all 3,334 shares remain unvested.

On November 11, 2021, the Company granted 123,500 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests between April 2022 and January 2024. As of December 31, 2023, 113,500 shares of such restricted stock granted remained unvested.

On February 2, 2022, the Company also granted to four employees a total of 12,000 shares of restricted stock. As of December 31, 2023, 6,000 shares of such restricted stock remained unvested.

In December 2022, the Company cancelled 167,500 shares of unvested restricted stock held by executives and the non-executive directors that were set to vest in January 2023. The Company also granted 209,375 restricted shares of common stock to its executives and non-executive directors. All of the restricted stock granted in December 2022 will vest in January 2025. As of December 31, 2023, there were 209,375 shares of such restricted stock that remained unvested.

On February 7, 2023, the Company granted 90,500 restricted shares of common stock to its executives and non-executive directors. The restricted stock granted to the executives and non-executive directors vests in January 2025. As of December 31, 2023, all 90,500 shares of such restricted stock granted remained unvested.

On August 18, 2023 and October 10, 2023, the Company granted a combined 10,819 restricted shares of common stock to new employees. The restricted stock granted to the employees vests in equal installments over three years on the anniversary of the grant date. As of December 31, 2023, all 10,819 shares of such restricted stock granted remained unvested.

As of December 31, 2023, there were 433,528 shares of such restricted stock that remained unvested.

A summary of the Company’s restricted stock as of December 31, 2023, June 30, 2023 and June 30, 2022 and the change during the periods then ended, is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	Per Share
Nonvested balance at June 30, 2021	401,333	$16.28
Granted	160,500	$21.73
Vested	(245,499)	$15.39
Nonvested balance at June 30, 2022	316,334	$19.73
Granted	299,875	$23.33
Forfeited/Cancelled	(172,834)	$18.68
Vested	(13,999)	$18.71
Nonvested balance at June 30, 2023	429,376	$22.70
Granted	10,819	$17.80
Forfeited/Cancelled	—	$—
Vested	(6,667)	$17.95
Nonvested balance at December 31, 2023	433,528	$22.70

As of December 31, 2023, the total compensation cost related to nonvested restricted share awards not yet recognized was $1,797,124. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands. The Company released its Bush and West Fork claims in November 2020. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2023-2024 assessment year totaled $362,465. The Company paid the current year claim rentals in October 2023. The associated rental expense is amortized over the rental claim period, September 1st - August 31st of each year. As of December 31, 2023, the Peak Gold JV had met the annual labor requirements for the Manh Choh Project acreage for the next four years, which is the maximum period allowable by Alaska law.

Lucky Shot Property. With regard to the Lucky Shot Property, the Company will be obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold:silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock. If payable, the additional share consideration will be issued based on the 30-day volume.

Royal Gold Royalties. Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease.

Retention Agreements. In February 2019, the Company entered into Retention Agreements with its then Chief Executive Officer, Brad Juneau, its then Chief Financial Officer, Leah Gaines, and one other former employee providing for payments in an aggregate amount of $1,500,000 upon the occurrence of certain conditions. The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs. On February 6, 2020, the Company entered into amendments to the Retention Agreements to extend the term of the change of control period from August 6, 2020 until August 6, 2025. Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control that takes place prior to August 6, 2025. On June 10, 2020, the Company entered into a Retention Payment Agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions. The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs. On August 4, 2023, the Company entered into new retention agreements (the “2023 Retention Agreement”) with Leah Gaines and one other former employee, which replaced the previous retention agreements, for payments in an aggregate amount of $540,000. The expenses related to the 2023 Retention Agreements were accrued for the period ended December 31, 2023 and were subsequently paid out in accordance with the terms of the agreements in 2024.

Employment Agreement. Effective July 11, 2023, Michael Clark was appointed to serve as Executive Vice President, Finance of Contango ORE, Inc., a Delaware corporation (the “Company”). On January 1, 2024, Mr. Clark was appointed as Chief Financial Officer and Secretary of the Company. Mr. Clark will perform the functions of the Company’s principal financial officer. Pursuant to his Employment Agreement, Mr. Clark receives a base salary of $300,000 per annum. Mr. Clark is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that will be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control. Any payment of severance benefits to him under the Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Short Term Incentive Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) for the benefit of its executive officers. Pursuant to the terms of the STIP, the Compensation Committee establishes performance goals at the beginning of each year and then an the end of the year will evaluate the extent to which, if any, the officers meet such goals. The STIP provides for a payout ranging between 0% and 200% of an officer’s annual base salary, depending on what performance rating is achieved. Amounts due under the STIP can be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the 2023 Plan, subject to the terms of the 2023 Plan. In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to its officers in an amount up to 200.0% of their then annual base salary, payable in cash, shares of common stock of the Company under the 2023 Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

13. Income Taxes

	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2023	2023	2022
Income tax benefit at statutory tax rate	$(8,560,924)	$(8,345,673)	$(4,961,540)
State tax benefit	1,159,273	(3,225,218)	(1,544,567)
Return to provision	(20,354)	—	(38)
Effect of rates different than statutory	(19,957)	—	—
Permanent differences	(5,119)	19,916	12,937
Stock based compensation	—	(527,765)	100,666
Legal fees	—	24,167	131,311
Convertible debt interest	198,825	368,875	66,463
162(m) Limitation	—	373,763	84,822
Other valuation allowance	7,248,256	11,311,935	5,990,215
Income tax benefit	$—	$—	$(119,731)

The provision for income taxes for the periods indicated below are comprised of the following:

	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2023	2023	2022
Current:
Federal	$—	$—	$(261,636)
State	—	—	141,905
Total current income tax benefit	$—	$—	$(119,731)

Deferred:
Federal	$—	$—	$—
State	—	—	—
Total deferred income tax expense	$—	$—	$—

The net deferred tax asset is comprised of the following:

	Six Months Ended December 31,	Year Ended June 30,
	2023	2023	2022
Deferred tax asset:
Investment in the Peak Gold JV	$15,587,054	$14,203,470	$8,278,223
State deferred tax assets	5,569,010	6,728,285	3,503,066
Stock option expenses	1,374,914	1,106,783	1,425,498
Derivatives	4,917,734	—	—
Net operating losses	6,865,323	5,027,243	2,547,058
Valuation allowance	(34,314,035)	(27,065,781)	(15,753,845)
Net deferred tax assets	$—	$—	$—

At each reporting period, we weigh all positive and negative evidence to determine whether our deferred tax assets are more likely than not to be realized. As a result of this analysis at December 31, 2023 and June 30, 2023, we have determined a valuation allowance is necessary as we have a history of book and tax losses. We have not generated any revenue from mineral sales or operations and do not have any recurring sources of revenue.

During the six month period ended December 31, 2023, the Company had a change in its valuation allowance of approximately $7.2 million.

At December 31, 2023, we have U.S. federal tax loss carry-forwards of approximately $32.3 million, and state of Alaska tax loss carry-forwards of approximately $25.7 million. Use of future NOLs may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of December 31, 2023. From the period June 2023 to December 2023 and from June 30, 2022 to June 30, 2023 there were no ownership changes under the meaning of Section 382. The Company experienced an ownership change on March 22, 2013. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

The Company did not have any unrecognized tax benefits as of December 31, 2023. The amount of unrecognized tax benefits may change in the next twelve months; however the Company does not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. The Company's state of Alaska and federal tax return are both open for examination for the years June 30, 2013 through June 30, 2023 and December 31, 2023. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations before December 31, 2023.

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

14. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and the Company’s Executive Chairman until November 11, 2021, and now serves as the Company's Chairman is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas. On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX provides certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV. Pursuant to the A&R MSA, JEX provides the Company office space and office equipment, and certain related services. The A&R MSA was effective for one year beginning December 1, 2020 and renewed automatically on a monthly basis unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company paid JEX a monthly fee of $10,000, which included an allocation of approximately $6,900 for office space and equipment. JEX was also reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA included customary indemnification provisions. In January 2023, the monthly fee paid to JEX was reduced to $3,000, and only covers office equipment and related services. In January 2024, the A&R MSA was $3,000 and is expected to terminate on March 31, 2024.

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

15. Debt

The table below shows the components of Debt, net as of December 31, 2023, June 30, 2023 and June 30, 2022:

	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2023	2023	2022
Secured Debt Facility
Principal amount	$30,000,000	$10,000,000	$—
Unamortized debt discount	(2,411,532)	(2,342,484)	—
Unamortized debt issuance costs	(2,394,168)	(1,628,012)	—
Debt, net	$25,194,300	$6,029,504	$—
Convertible Debenture
Principal amount	$20,000,000	$20,000,000	$20,000,000
Unamortized debt discount	(414,854)	(461,639)	(602,430)
Unamortized debt issuance costs	(99,587)	(110,818)	(157,610)
Debt, net	$19,485,559	$19,427,543	$19,239,960
Total Debt, net	$44,679,859	$25,457,047	$19,239,960
Less current portion	$7,900,000	$—	$—
Non-current debt, net	$36,779,859	$25,457,047	$19,239,960

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska, as the borrower, each of the Company, LSA, and Contango Minerals Alaska, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC (“ING”), as administrative agent for the lenders, and Macquarie Bank Limited (“Macquarie”), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility.

The Credit Agreement will mature on December 31, 2026 (the “Maturity Date”) and will be repaid via quarterly repayments over the life of the loan. The Facility has an upfront fee and a production linked arrangement fee based upon the projected total production of gold ounces in the base case financial model delivered on the closing date, payable quarterly based on attributable production, with any balance due upon the maturity or termination of the Credit Agreement. The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to hedge approximately 125,000 ounces of its attributable gold production from Manh Choh. On August 2, 2023, CORE Alaska entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce, which satisfied the condition of the second borrowing. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026. See Note 16 - Derivatives and Hedging Activities.

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

Loans under the Facility can be Base Rate loans at the Base Rate plus the Applicable Margin or Secured Overnight Financing Rate (“SOFR”) loans at the three month adjusted term SOFR plus the Applicable Margin. The type of loan is requested by the borrower at the time of the borrowing and the type loan may be converted. The “Base Rate” is the highest of Prime Rate, Federal Funds Rate plus 0.50% or Adjusted Term SOFR for one month plus 1%. “Adjusted Term SOFR” is Term SOFR plus a SOFR Adjustment of 0.15% per annum. “Term SOFR” is the secured overnight financing rate as administered by the Term SOFR Administrator. The “Applicable Margin” is (i) 6.00% per annum prior to the completion date for the Manh Choh Project and (ii) 5.00% per annum thereafter, which will be payable quarterly.

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to November 1, 2025 are the last day of July, October, January and April; thereafter the payment dates are the last day of March, June, September and December. The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin. The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of May 17, 2023. As of December 31, 2023, the Company had unused borrowing commitments of $35 million.

Borrowings under the term loan facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million. As of December 31, 2023, the unamortized discount and issuance costs were $2.4 million and $2.4 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $25.2 million. As of June 30, 2023, the unamortized discount and issuance costs were $2.3 million and $1.6 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $6.0 million. The fair value of the debt (Level 2) as of December 31, 2023 and June 30, 2023 was $30.0 million and $10.0 million, respectively. The Company recognized interest expense totaling $1.4 million related to this debt for the six months ended December 31, 2023 (inclusive of approximately $1.1 million of contractual interest, and approximately $0.3 million related to the amortization of the discount and issuance fees). For fiscal year ended June 30, 2023, the Company recognized interest expense totaling $0.2 million related to this debt (inclusive of $145,000 of contractual interest and approximately $17,000 related to the amortization of the discount and issuance fees).There was no interest expense related to the Facility for the fiscal year ended June 30, 2022 because the Facility was not yet in place. The effective interest rate of the term loan facility was 11.58% as of December 31, 2023 and 11.75% as of June 30, 2023. As of December 31, 2023 and June 30, 2023, the effective interest rate for the amortization of the discount and issuance costs was 5.6% and 2.4%, respectively.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00, (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company is also required to maintain a minimum cash balance of $2 million. As of December 31, 2023, the Company was in compliance with all of the required debt covenants.

The Company drew $30 million on the term loan facility as at period ended December 31, 2023. The Company is scheduled to repay $2 million of the amount drawn on July 31, 2024, $5.9 million on October 31, 2024 and the remaining $22.1 million will be divided into quarterly repayments until December 31, 2026. Future draws on the term loan facility are subject to certain additional conditions being met. The Company entered into amendments to the Credit Agreement extending the time for the Company to satisfy the remaining conditions to a second borrowing on the term loan facility, and satisfied such conditions as of the date of this filing.

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

The debt carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million. As of December 31, 2023, June 30, 2023 and June 30, 2022, the unamortized discount and issuance costs were $0.5 million, $0.6 million and $0.8 million, respectively. The carrying amount of the debt at December 31, 2023, June 30, 2023 and June 30, 2022, net of the unamortized discount and issuance costs was $19.5 million, $19.4 million and $19.2 million, respectively. The fair value of the debenture (Level 2) as of December 31, 2023, June 30, 2023 and June 30, 2022 was $20.0 million, for all periods. The company recognized interest expense totaling $1.0 million related to this debt for the six month period ended December 31, 2023 (inclusive of approximately $0.9 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.8 million related to this debt for the fiscal year ended June 30, 2023 (inclusive of approximately $1.6 million of contractual interest, and approximately $0.2 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $0.3 million related to this debt for the fiscal year ended June 30, 2022 (inclusive of approximately $0.3 million of contractual interest, and approximately $35 thousand related to the amortization of the discount and issuance fees). The effective interest rate of the debenture is the same as the stated interest rate, 9.0%. The effective interest rate for the amortization of the discount and issuance costs as of December 31, 2023, June 30, 2023 and June 30, 2022 was 0.6%, 0.6% and 1.0% respectively. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features. The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at December 31, 2023, June 30, 2023, and June 30, 2022 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

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

As of December 31, 2023, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2024	Gold	21,100	$2,025.17
2025	Gold	62,400	$2,025.17
2026	Gold	41,100	$2,025.17

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023, June 30, 2023 and June 30, 2022.

		Six Months Ended December 31,			Year Ended June 30,
		2023			2023			2022
Derivatives not		Gross		Net	Gross		Net	Gross		Net
designated as		Recognized	Gross	Recognized	Recognized	Gross	Recognized	Recognized	Gross	Recognized
hedging	Balance Sheet	Assets /	Amounts	Assets /	Assets /	Amounts	Assets /	Assets /	Amounts	Assets /
instruments	Location	Liabilities	Offset	Liabilities	Liabilities	Offset	Liabilities	Liabilities	Offset	Liabilities

Commodity Contracts	Derivative contract asset - current	—	—	-	—	—	—	—	—	—
Commodity Contracts	Derivative contract liability - current	(2,679,784)	—	(2,679,784)	—	—	—	—	—	—
Commodity Contracts	Derivative contract asset - noncurrent	—	—	-	—	—	—	—	—	—
Commodity Contracts	Derivative contract liability - noncurrent	(20,737,997)	—	(20,737,997)	—	—	—	—	—	—

As of December 31, 2023, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $23,417,781. As of December 31, 2023, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $23,417,781.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statement of Operations for the six months ended December 31, 2023 and fiscal years ended June 30, 2023 and June 30, 2022.

		Six Months Ended December 31,	Fiscal Year Ended June 30,
		2023	2023	2022
		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as Hedging	Location of Unrealized Gain or (Loss)	Recognized in Income Statement on	Recognized in Income Statement on	Recognized in Income Statement on
Instruments under Subtopic 815-20	Recognized in Income on Derivative	Derivative	Derivative	Derivative

Commodity Contracts	Unrealized loss on derivative contracts	$(23,417,781)	$—	$—
Total		$(23,417,781)	$—	$—

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

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for six month period ended December 31, 2023 and fiscal years ended June 30, 2023 and June 30, 2022.

	Six Months Ended December 31,	Year Ended June 30,
	2023	2023	2022
General and administrative expenses:
Marketing and investor relations	$83,784	$269,887	$378,720
Office and administrative costs	176,656	404,494	369,988
Insurance	661,152	513,471	672,474
Professional fees	819,398	1,771,764	1,297,987
Regulatory fees	302,601	365,784	402,299
Salaries and benefits	1,796,157	1,925,504	2,515,050
Retention and severance expenses	785,751	—	—
Share-based compensation	1,622,566	2,931,288	3,993,660
Travel	162,345	182,685	148,700
Director fees	342,500	726,250	557,500
Total	$6,752,910	$9,091,127	$10,336,378

18. Transition Period Comparative Data

The following tables presents certain comparative financial information for the six months ended December 31, 2023 and 2022.

	Six Months Ended
	December 31, 2023	December 31, 2022 (unaudited)
EXPENSES:
Claim rental expense	$(255,121)	$(273,376)
Exploration expense	(1,815,822)	(6,616,483)
Depreciation expense	(52,620)	(68,428)
Accretion expense	(6,284)	(5,974)
General and administrative expense	(6,752,910)	(4,600,164)
Total expenses	(8,882,757)	(11,564,425)
OTHER INCOME/(EXPENSE):
Interest income	68,662	16,344
Interest expense	(2,358,920)	(896,177)
Loss from equity investment in Peak Gold, LLC (NOTE 10)	(6,315,595)	(9,310,000)
Unrealized gain/(loss) on derivative contracts	(23,417,781)	—
Other income	140,083	15,656
Insurance recoveries	—	338,301
Total other expense	(31,883,551)	(9,835,876)
LOSS BEFORE INCOME TAXES	(40,766,308)	(21,400,301)
NET LOSS	$(40,766,308)	$(21,400,301)
NET LOSS PER SHARE
Basic and diluted	$(4.44)	$(3.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,180,032	6,787,864

	Six Months Ended
	December 31, 2023	December 31, 2022 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,766,308)	$(21,400,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,622,566	1,598,421
Depreciation expense	52,620	68,428
Accretion expense	6,284	5,974
Interest expense paid in stock	166,641	—
Change in the fair value of contingent consideration	(140,083)
Amortization of debt discount and issuance costs	398,418	335,047
Loss from equity investment in Peak Gold, LLC	6,315,595	9,310,000
Loss from derivative contracts	23,417,781	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	(699,003)	(363,243)
Increase (decrease) in accounts payable and other accrued liabilities	193,200	(100,043)
Net cash used in operating activities	(9,432,289)	(10,545,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(34,380,000)	(9,310,000)
Acquisition of property & equipment	(7,329)	—
Net cash used in investing activities	(34,387,329)	(9,310,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	(48,308)	(86,932)
Cash proceeds from debt	20,000,000	—
Debt issuance costs	(1,526,179)	14,202
Cash proceeds from capital raises, net	29,254,302	5,598,500
Net cash provided by financing activities	47,679,815	5,525,770
NET DECREASE IN CASH AND RESTRICTED CASH	3,860,197	(14,329,947)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	11,877,194	23,326,101
CASH AND RESTRICTED CASH, END OF PERIOD	$15,737,391	$8,996,154
Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$1,218,499	$716,687