Form 10-KT/A
period 2023-12-31
Contango ORE, Inc.
filed 2024-04-18
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 1)

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the NYSE American) was $112,649,908. As of April 18, 2024, there were 9,626,697 shares of the registrant’s common stock outstanding

.

Auditor Name: Moss Adams LLP	Auditor Location: Houston, Texas, USA	PCAOB ID: # 659

Documents Incorporated by Reference

None.

CONTANGO ORE, INC.

TRANSITION REPORT ON FORM 10-KT/A

FOR THE PERIOD ENDED DECEMBER 31, 2023

EXPLANATION NOTE

This Amendment No. 1 to Form 10-KT (this “Amendment”) amends the Transition Report on Form 10-KT for the transition period from July 1, 2023 to December 31, 2023 (the “2023 Transition Period”) of Contango ORE, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 (the “Original Form 10-KT”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-KT in reliance on General Instruction G(3) to Form 10-K. Also included in this Amendment are new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-KT. This Amendment does not otherwise update information in the Original Form 10-KT to reflect facts or events occurring subsequent to the filing date of the Original Form 10-KT. This Amendment should be read in conjunction with the Original Form 10-KT and with any of our filings made with the SEC subsequent to filing of the Original Form 10-KT.

Unless the context requires otherwise, all references in this Amendment to “Contango ORE, Inc.,” the “Company,” “we,” “us,” and “our” refer to Contango ORE, Inc. and its consolidated subsidiaries.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

For information relating to our executive officers, please see “Directors and Executive Officers” in Part I of the Original Form 10-KT.

The Board of Directors

The following table sets forth the names, ages and positions of the Company’s board of directors (the “Board”) as of the date of this report:

Name	Age	Position	Director Since
Brad Juneau	64	Chairman and Director	2012
Rick Van Nieuwenhuyse	68	President, Chief Executive Officer, and Director	2020
Joseph Compofelice	74	Director	2010
Curtis Freeman	68	Director	2022
Richard Shortz	79	Director	2016

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

Rick Van Nieuwenhuyse. Mr. Van Nieuwenhuyse was appointed to serve as President and Chief Executive Officer of the Company effective January 6, 2020. He previously served as President and Chief Executive Officer of Trilogy Metals Inc. from January 2012 until December 2019. Between May 1999 and January of 2012, he served as the President and Chief Executive Officer of NOVAGOLD Resources, Inc. He served as the Vice President of Exploration for Placer Dome from 1990 to 1997. Mr. Van Nieuwenhuyse currently serves on the board of directors of American Copper Development Corporation and Valhalla Metals Inc. He served on the board of directors of Alexco Resource Corp. from 2006 to 2022 and Sandfire Resources America, Inc. (formerly, Tintina Resources Inc.) from 2008 until 2016. Mr. Van Nieuwenhuyse holds a Candidature degree in Science from Université de Louvain, Belgium and a Masters of Science degree in Geology from the University of Arizona. Mr. Van Nieuwenhuyse has over forty years of experience in the minerals mining industry and brings significant industry and technical knowledge to the Company.

Joseph Compofelice. Mr. Compofelice has been a director of the Company since its inception. From January 1, 2014 to December 31, 2023, Mr. Compofelice had been an Operating Partner at White Deer Energy, a private equity firm that targets investments in the energy business. Mr. Compofelice served as Chairman and CEO of Axios Industrial Services, LLC a portfolio company of White Deer from 2019 until 2023. Mr. Compofelice served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment service from January 2004 to December 2013. Mr. Compofelice served as Chairman of the Board of Directors of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000, he was Chairman and Chief Executive Officer of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice received his Bachelor of Science from California State University at Los Angeles and his Masters of Business Administration from Pepperdine University. We believe that Mr. Compofelice’s extensive leadership and financial experience make him a valuable addition to our Board.

Curtis Freeman. Mr. Freeman has been a director of the Company since 2022. Mr. Freeman is a U.S. Certified Professional Geologist and a licensed geologist in the State of Alaska as well as a member of several professional organizations. Since forming Avalon Development (“Avalon”) in 1985, Mr. Freeman and his crews have conducted mineral exploration throughout Alaska as well as in the Yukon, the western United States, Central America, South America, New Zealand and Africa. He has consulted for numerous major and junior mining companies and he and his team of professionals have been credited with a number of gold, copper, silver, nickel, platinum group, and rare metal discoveries in Alaska and other parts of the world. Mr. Freeman was Project Manager for the Manh Choh Project from its acquisition by the Company’s predecessor in 2008 through 2019. Mr. Freeman and his team were responsible for the discovery of the Manh Choh Project deposits as well as identification of other known mineral prospects in the area. Mr. Freeman also is a director of American Copper Development Corporation, a TSXV-listed company. Mr. Freeman is also a founding director and former President of Valhalla Metals Inc. and is President of Anglo Alaska Gold Corp., both private Alaska-domiciled companies involved in VMS and gold exploration, respectively. Mr. Freeman also serves on the Technical Advisory Boards of Canadian publicly-listed Metallic Minerals, Group Ten Metals and Granite Creek Copper. Mr. Freeman earned his Bachelor's degree in Geology in 1978 from the College of Wooster, Ohio and his Master’s Degrees in Economic Geology in 1980 from University of Alaska – Fairbanks. We believe that Mr. Freeman’s extensive experience in the minerals mining industry make him a valuable addition to our Board.

Richard Shortz. Mr. Shortz has been a director of the Company since 2016. Mr. Shortz is President and Chief Executive Officer of Pavia Capital, LLP, a family office investment company. Mr. Shortz served as a Partner of Morgan, Lewis & Bockius LLP, an international law firm (“Morgan Lewis”) from 1995 through September 2016 and as a Partner with Jones Day Reavis & Pogue LLP, another international law firm, from 1983 through 1994. He previously was an executive of Tosco Corporation, an independent oil and gas company, from 1973 through 1983 where he became Senior Vice President, General Counsel and Secretary. While a Partner at Morgan Lewis, Mr. Shortz served as Chairman of the firm’s Energy Group and a member of its Board of Directors. Mr. Shortz received a Bachelor of Science degree in Accounting from Indiana University in 1967 and a Juris Doctor degree from Harvard Law School in 1970. We believe that Mr. Shortz’s extensive experience in corporate finance, mergers and acquisitions and corporate governance, regularly advising both public and private energy companies, make him a valuable addition to our Board.

The Board is responsible for managing the Company in accordance with the provisions of the Company’s bylaws and certificate of incorporation and applicable law. The number of directors which constitutes the Board is established by the Board, subject to a minimum of three and a maximum of seven directors. Except as otherwise provided by the bylaws for filling vacancies on the Company’s Board, the Company’s directors are elected at the Company’s annual meeting of stockholders and hold office until their respective successors are elected, or until their earlier resignation or removal. The Company’s executive officers are elected annually by the Board and serve until their successors are duly elected and qualified or until their earlier resignation or removal. All directors of the Company are United States citizens. There are no family relationships between any of the Company’s directors or executive officers.

CORPORATE GOVERNANCE

We believe that good corporate governance is important to assure that the Company is managed for the long-term benefit of its stockholders. The Board and management of the Company are committed to good business practices, transparency in financial reporting and the highest level of corporate governance and ethics. The Board has specifically reviewed the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the rules of the SEC and applicable listing standards and rules to maintain its standards of good corporate governance.

The Board has reaffirmed existing policies and initiated actions adopting policies consistent with new rules and listing standards. In particular, we have:

•
Established an Audit Committee consisting solely of independent directors.
•
Adopted a formal Audit Committee Charter in September 2010 (revised December 2020), a copy of which is available on the Company’s website at www.contangoore.com.
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
•
Adopted a formal Nominating Committee Charter in September 2010 (revised December 2020), a copy of which is available on the Company’s website at www.contangoore.com.
•
Prohibited personal loans to officers and directors.
•
Taken appropriate Board and management action to achieve timely compliance with Section 404 of the Sarbanes-Oxley Act regarding controls and procedures over financial reporting.
•
Adopted a formal Compensation Committee Charter in September 2010 (revised December 2020), a copy of which is available on the Company's website at www.contangoore.com.

Independence. The Company evaluates the independence of its directors using the NYSE American listing standards. After reviewing the qualifications of our current directors, and any relationships they may have with the Company that might affect their independence, the Board has determined that each director, other than Mr. Van Nieuwenhuyse and Mr. Juneau, is “independent” as that concept is defined by the listing standards of the NYSE American and the applicable rules of the SEC. Mr. Van Nieuwenhuyse is an executive officer and Mr. Juneau is the former Executive Chairman (now Chairman) of the Company and, therefore, the Board has concluded that they are not independent directors.

Corporate Authority & Responsibility. All corporate authority resides in the Board, as the representative of the stockholders. Authority is delegated to management by the Board in order to implement the Company’s mission pursuant to Delaware law and our Bylaws. Such delegated authority includes the authorization of spending limits and the authority to hire executives and terminate their services. The independent members of the Board and the Compensation Committee retain responsibility for selection, evaluation and the determination of compensation of the chief executive officer of the Company, oversight of the succession plan, approval of the annual budget, assurance of adequate systems, procedures and controls, and all matters of corporate governance. Members of the Board are kept informed of the Company’s business through discussions with Messrs. Juneau and Van Nieuwenhuyse and with key members of senior management, by reviewing materials provided to them and by participating in Board and committee meetings. Each Board member other than Mr. Van Nieuwenhuyse and Mr. Juneau is independent. Additionally, the Board provides advice and counsel to senior management.

Compensation of Directors. As of December 31, 2023, the independent directors receive cash compensation of $37,500 per quarter. Mr. Brad Juneau, the Chairman of the Board, receives cash compensation of $58,750 per quarter. During the 2023 Transition Period, there were no restricted Common Stock issued to any of the directors of the Company. There were no other payments for meetings attended or service as chair of a committee. Compensation of directors is determined by Mr. Van Nieuwenhuyse, Mr. Juneau, and the independent directors. Any Director who is also an executive of the Company does not receive compensation for serving as a director or as a member of a committee of the Board. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with serving as a member of the Board.

Director Compensation Table. The following table sets forth the compensation paid by the Company to non-employee directors for the 2023 Transition Period:

		Stock	Option	All other
	Fees or paid	Awards	Awards	compensation
Name	in cash ($)	($) ~~(2)~~	($)	($)	Total ($)
Brad Juneau	117,500	—	—	—	117,500
Joseph S. Compofelice	75,000	—	—	—	75,000
Richard A. Shortz	75,000	—	—	—	75,000
Curtis J. Freeman	75,000	—	—	—	75,000

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

Meetings. Our Board has meetings, as necessary. During the 2023 Transition Period, the Board held six meetings. During the 2023 Transition Period, the Board passed resolutions by unanimous written consent on three occasions. All of our Board members attended 100% of all Board and applicable committee meetings.

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

Audit Committee. The Audit Committee was established by the Board for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee recommends the appointment of independent public accountants to conduct audits of our financial statements, reviews with the accountants our quarterly and annual financial statements and the plan and results of the auditing engagement, approves other professional services provided by the accountants and evaluates the independence of the accountants. The Audit Committee also reviews the scope and adequacy of our system of internal controls and procedures over financial reporting and oversees compliance with our Code of Ethics. Members of the Audit Committee are Messrs. Compofelice (Committee Chairman), Freeman, and Shortz. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NYSE American and the applicable rules of the SEC. The Audit Committee met formally two times during the 2023 Transition Period. The Board has determined that Mr. Compofelice is an “audit committee financial expert” as defined by the rules of the SEC.

Compensation Committee. The Compensation Committee was created by the Board for the purpose of administering the Company’s compensation agreements, plans, policies and programs and the compensation for the Chief Executive Officer. Additionally, the Compensation Committee determines which executive officers and other executives may receive stock options, stock units, restricted stock awards, stock appreciation rights and other stock-based awards and the amounts of such stock-based awards. Members of the Compensation Committee are Messrs. Shortz (Committee Chairman), Compofelice, and Freeman. Each member of the Compensation Committee is an “independent director” as defined in the applicable listing standards of the NYSE American and in the applicable rules of the SEC. For a description of the Compensation Committee’s processes and procedures, see the section entitled “Compensation Discussion and Analysis” below. The Compensation Committee met formally three times during the 2023 Transition Period.

Nominating Committee. The Nominating Committee was created by the Board for the purpose of overseeing the identification, evaluation and selection of qualified candidates for appointment or election to the Board. The Nominating Committee identifies individuals qualified to become Board members and recommends to the Board nominees for election as directors of the Company, taking into account that the Board as a whole shall have competency in industry knowledge, accounting and finance, and business judgment. While the Company does not have a formal diversity policy, the Nominating Committee seeks members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. Directors should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated, and be selected based upon contributions that they can make to the Company. The Nominating Committee shall give the same consideration to candidates for director nominees recommended by Company stockholders as those candidates recommended by others. Members of the Nominating Committee are Messrs. Shortz (Committee Chairman), Compofelice, and Freeman. Each member of the Nominating Committee is independent as independence for nominating committee members is defined in the applicable listing standards of the NYSE American and the applicable rules of the SEC. The Nominating Committee met formally one time during the 2023 Transition Period.

Insider Trading and Policy on Hedging or Pledging of Stock. Our insider trading policy contains stringent restrictions on transactions in Company stock by executive officers, directors and employees of the Company. All trades by employees and directors are prohibited during a quarterly blackout period based on the timing of the release of the Company’s quarterly or annual financial results, as well as during any special blackout period imposed by the Company in connection with certain Company events. Further, employees of the Company are prohibited from directly or indirectly (1) trading in options, warrants, puts, calls, forward contracts or similar instruments on Company securities; (2) engaging in limit order sales that extend beyond a single trading day (other than through a permitted trading plan under Rule 10b5-1 of the Exchange Act); or (3) engaging in short sales or “sales against the box” of the Company’s securities, which are legally prohibited for insiders of the Company in all events.

Board Leadership Structure. The Board has the responsibility for selecting the appropriate leadership structure for the Company. The Board appointed Rick Van Nieuwenhuyse as the President and Chief Executive Officer of the Company. Mr. Juneau serves as Chairman. The Board believes that the separation of the Chairman and the Chief Executive Officer functions in this structure is appropriate for oversight purposes on behalf of its investors, because it clarifies the individual roles of the Chairman and Chief Executive Officer and enhances accountability. In addition, the Board believes that this structure is appropriate for the Company because Mr. Juneau is a co-founder of the Company and, through JEX, initially acquired the property leased from the Village of Tetlin, which is the primary asset of Peak Gold, LLC (the “Peak Gold JV”), which in turn is the primary asset of the Company. In addition, Mr. Juneau has unique experience to lead the Board, having previously served as President and Chief Executive Officer of the Company.

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

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes and analyzes our executive compensation philosophy and program in the context of the compensation paid during the 2023 Transition Period to our named executive officers. For the 2023 Transition Period, our named executive officers were:

Name	Age	Position
Rick Van Nieuwenhuyse	67	President, Chief Executive Officer, and Director
Leah Gaines	47	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Mike Clark	42	Executive Vice President - Finance

Philosophy. The Company is an exploration stage organization without any source of revenue. As of December 31, 2023, the Company had ten full-time employees. Rick Van Nieuwenhuyse, its President and Chief Executive Officer is responsible for the management of the Company. Brad Juneau currently serves as the Company’s Chairman. Leah Gaines was the Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary of the Company and Mike Clark was the Executive Vice President-Finance; together they were responsible for the financial and accounting affairs of the Company. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, the Peak Gold JV utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

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

“Say-on-Pay” Vote Results. At our 2023 annual meeting of stockholders, we presented stockholders with a vote to approve, on a non-binding, advisory basis (a “say-on-pay” vote), the compensation paid to our named executive officers as disclosed in the “Executive Compensation” section of our proxy statement. The vast majority of the votes cast on the proposal voted in favor of the proposal. We believe this strongly affirms stockholders’ support of our approach to executive compensation, and we did not make any material changes to our program solely due to the advisory vote received. The Compensation Committee reviews award levels from time to time but at least annually. In making individual awards, the Compensation Committee considers industry practices, the performance of each executive, the performance of the Company, the value of the executive’s previous awards and the Company’s views on executive retention and succession.

Components of Senior Executive Compensation. Historically, the primary element of annual compensation for executives of the Company had been the granting of equity awards in the form of restricted stock and stock options. As of December 31, 2023, Mr. Van Nieuwenhuyse, Ms. Gaines and Mr. Clark had base salaries of $425,000, $290,000 and $300,000, respectively. Compensation for each executive is designed to align the executive’s incentives with the long-term interests of the Company’s stockholders. The Company predominantly grants equity awards to create incentives for future performance. Executives receive equity awards to align their interests with our stockholders’ interests and for working toward the long-term success of the Company.

Equity Awards. The Company has implemented an equity compensation program for its executive officers (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. Award size and frequency are based on each executive’s demonstrated level of performance and Company performance over time. All awards are made by the Compensation Committee.

Equity Award Mechanics. On September 15, 2010, the Board adopted the Contango ORE Inc. 2010 Equity Compensation Plan, which was amended and restated at the 2017 Annual Meeting by the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan, and amended at the 2019 Annual Meeting by the First Amendment to the Contango ORE, Inc. Amended Equity Plan (as amended, the “2010 Plan”). On November 14, 2023, stockholders approved the 2023 Omnibus Incentive Plan (the “2023 Plan” and together with the 2010 Plan, the “Equity Plans”). Awards under the Equity Plans typically fall into two categories: annual awards and new hire and promotion awards. New hire and promotion awards are made on the date of hire or promotion, and annual awards are made annually in connection with the end of the fiscal year. From time to time, the Board may make grants at other times in connection with executive retention.

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

Short-Term Incentive Awards. In addition, the Compensation Committee adopted a Short Term Incentive Plan (the “STIP”) effective as of June 10, 2020, for the benefit of its executive officers, which is paid in a combination of cash and equity. Pursuant to the terms of the STIP, the Compensation Committee will establish performance goals each year and evaluate the extent to which, if any, its executives meet such goals. For Mr. Van Nieuwenhuyse, the STIP provides for a payout ranging between 25% and 200% of his annual base salary based on the performance target established by the Compensation Committee and the Compensation Committee's rating of his performance. For Mr. Clark, the STIP provides for a payout equal 50% of his annual base salary if all performance goals are met, which can range above and below that target payout based on the Compensation Committee's rating of his performance. Amounts due under the STIP can be payable 50% in cash and 50% in the form of restricted stock granted under the Equity Plan. In addition, in the event of a Change of Control (as defined in the Equity Plan) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to Mr. Van Nieuwenhuyse in an amount up to 200% of his annual base salary, payable in cash, shares of common stock of the Company under the Equity Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

The Company sponsors a 401(k) plan in which all employees are eligible to participate. Under the plan, the Company currently matches 100% of an employee's contributions up to 10% of gross wages, subject to IRS limitations.

Deferred Compensation and Retirement Plans. Other than our 401(k) plan, the Company does not have a deferred compensation program, pension benefits, or any type of post-retirement healthcare plan.

Perquisites and Other Benefits. The Company has medical, dental, group life and disability insurance which are available to employees on the same basis.

Employment and Severance Agreements. The Company has retention agreements with its Chairman and former Chief Executive Officer, Brad Juneau, and its President and Chief Executive Officer, Rick Van Nieuwenhuyse, providing for payments upon a change of control (as defined in the applicable retention agreement, as amended), provided that the recipient is employed by, or in the service of, the Company when the change of control occurs. Mr. Juneau and Mr. Van Nieuwenhuyse will receive a payment of $1,000,000 and $350,000, respectively, upon a change of control that takes place prior to August 6, 2025.

On August 4, 2023, the Company entered into an agreement with Leah Gaines, the Company’s former Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary, that replaced her previous retention agreement. Pursuant to such agreement, Ms. Gaines received a separation payment of $290,000 following her separation on January 1, 2024. Under such agreement, all unvested restricted shares vested in full, and Ms. Gains is eligible to receive reimbursement for COBRA premiums for a 12 month period.

Effective July 11, 2023, Michael Clark was appointed to serve as Executive Vice President, Finance of the Company. Mr. Clark performs certain of the functions of the Company’s principal financial officer. Pursuant to his employment agreement, Mr. Clark receives a base salary of $300,000 per annum. Mr. Clark is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that will be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the employment agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (18 months of base salary and bonus amounts or 24 months of base salary and bonus amounts if the change of control is after July 1, 2025). Any payment of severance benefits to him under the employment agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company. On January 1, 2024, Mr. Clark was appointed Chief Financial Officer and Secretary.

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

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth certain information concerning compensation of the principal executive officer (“PEO”), and up to two of the most highly compensated executive officers (other than the PEO) who earned at least $100,000 for the 2023 Transition Period (collectively, the “Named Executive Officers”).

Name and Principal	Fiscal	Salary	Bonus	Restricted Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position(s)	Year	($)	($)	($)(2)	($)(3)	($)(1)	($)
Rick Van Nieuwenhuyse	2023 TP	229,000	200,000	-	-	5,500	434,500
President and Chief Executive Officer	2023	425,000	-	1,478,400	-	17,000	1,920,400
	2022	416,667	-	1,566,500	300,000	24,000	2,307,167

Leah Gaines(4)	2023 TP	145,000	-	-	-	12,000	157,000
Chief Financial Officer and Secretary	2023	290,000	-	201,600	-	19,152	510,752
	2022	283,333	75,000	161,250	-	19,524	539,107

Mike Clark (5)	2023 TP	142,000	-	150,000	-	14,000	306,000
Executive Vice President–Finance

(1)	Amounts relate to the Company’s 401(k) matching contributions.

(2)

Amounts represent the aggregate grant date fair value of restricted stock granted during the indicated period and calculated in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are discussed in Note 11 to our Consolidated Audited Financial Statements for the 2023 Transition Period. Fair value is based on 100% of the closing price per share of our common stock on the date of grant.

(3)	Amounts relate to cash payments under the STIP.
(4)	On January 1, 2024, Ms. Gaines stepped down from her position as Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary.
(5)	Mr. Clark commenced employment with the Company on July 11, 2023. On January 1, 2024, Mr. Clark was appointed Chief Financial Officer and Secretary.

The Summary Compensation Table should be read in conjunction with the preceding “Compensation Discussion and Analysis,” which provides detailed information regarding our compensation philosophy and objectives.

Potential Payments Upon Termination or a Change in Control

In December 2013, the Company amended its Incentive Stock Option Agreements with its executives and non-employee directors to include automatic vesting of stock options upon a Change of Control (as defined in the Equity Plans) of the Company. These terms are intended to encourage the executives and directors to remain with the Company through a strategic transaction while reducing employee uncertainty and distraction in the period leading up to any such event.

On February 6, 2019, the Company entered into a retention agreement with its then Chief Executive Officer, Brad Juneau providing for payments in an aggregate amount of $1,250,000 upon the occurrence of certain conditions. The retention agreement, as amended, is triggered upon a change of control (as defined in the retention agreement) that takes place prior to August 6, 2025, provided that Mr. Juneau is employed by, or in the service of, the Company when the change of control occurs. Mr. Juneau will receive a payment of $1,000,000 and $250,000 upon a change of control. On June 10, 2020, the Company entered into a retention payment agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions. The retention payment agreement is triggered upon a change of control (as defined in the retention payment agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs. On

August 4, 2023, the Company entered into a retention agreement with Leah Gaines, Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary. This retention agreement replaces her previous retention agreement dated February 6, 2019 and the amendment to the retention agreement dated February 6, 2020; Ms. Gaines’ rights to payment upon change of control in the previous retention agreements are no longer applicable. On July 11, 2023, the Company entered into an employment agreement with Mr. Clark, entitling him to enhanced severance benefits if he terminates his employment within 30 days following a change of control. The severance and benefits is equivalent 18 months of base salary and bonus amounts or 24 months of base salary and bonus amounts if the change of control is after July 1, 2025.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following tables set forth certain information concerning outstanding equity awards for each Named Executive Officer as of December 31, 2023:

	Restricted Shares of Common Stock

			Equity incentive plan awards:	Equity incentive plan awards:
Name	Stock Awards Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Number of unearned shares, units or other rights that have not vested (#)(3)	Market or payout value of unearned shares, units or other rights that have not vested ($)(2)

Rick Van Nieuwenhuyse	188,750	$3,418,265	18,750	$339,565

Leah Gaines	26,000	$470,860	—	—

Mike Clark	8,467	$153,340	—	—

(1)	The restricted stock vests in January 2024, January 2025 and August 2026.

(2)

The values contained in this column were calculated by multiplying the number of shares by $18.11, which was the closing price of the Company’s common stock on the last trading day of the transition period ended December 31, 2023.

(3)	The restricted stock vests in January 2025.

Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date

Rick Van Nieuwenhuyse	100,000	—	14.50	January 2025

Leah Gaines	—	—	—	—

Mike Clark	—	—	—	—

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans and Other Compensation Arrangements

The following table sets forth certain information as of December 31, 2023 concerning our Common Stock that may be issued upon the exercise of stock options and warrants.

Plan Category (a)	Number of Securities to be issued upon exercise of outstanding options (b)	Weighted-average exercise price of outstanding options (c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (b)) (d)

2010 Equity Compensation Plan – approved by security holders	100,000	$14.50	473,386

Equity compensation plans not approved by security holders	—	—	—

Under the 2023 Plan, the Compensation Committee can grant stock options, restricted stock awards stock appreciation rights or other stock-based awards to executives, consultants or non-executive directors of the Company.

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

The following tables set forth the ownership of our Common Stock as of December 31, 2023 by (i) each person known by us to beneficially own 5% or more of our outstanding shares of Common Stock, (ii) each of our non-executive directors, (iii) our executive officers, and (iv) our executive officers and directors taken together as a group. Unless otherwise indicated, each person named in the following table has the sole power to vote and dispose of the shares listed next to his name.

Our 5% Stockholders

To the Company’s knowledge, the following stockholders beneficially owned more than 5% of our outstanding shares of Common Stock, as set forth below, as of the date of this report:

		Amount of Beneficial	Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Common Stock	Scott J. Reiman, Hexagon, and Labyrinth Enterprises(3)	887,756	9.2%
Common Stock	Kenneth R. Peak Marital Trust(4)	788,102	8.2%
Common Stock	Sprott Asset Management (5)	680,234	7.1%
Common Stock	Brad Juneau(6)	638,254	6.6%
Common Stock	Henry Gordon, Kelclay, and Strata Resources Inc.(7)	578,626	6.0%
Common Stock	Rick Van Nieuwenhuyse	599,896	6.2%
Common Stock	Alaska Future Fund LP(8)	476,190	5.0%

Directors and Executive Officers

		Amount of Beneficial	Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Directors Who Are Not Executives
Common Stock	Brad Juneau(5)	638,254	6.6%
Common Stock	Joseph S. Compofelice	176,878	1.8%
Common Stock	Curtis J. Freeman	143,576	1.5%
Common Stock	Richard A. Shortz	100,947	1.1%

Executive Officers
Common Stock	Rick Van Nieuwenhuyse	599,896	5.9%
Common Stock	Mike Clark	27,467	0.3%

Directors and Officers Combined
Common Stock	All current directors and executive officers	1,687,018	17.6%
	as a group (7 persons)

(1)	Unless otherwise noted, the address of the members of the Board and our executive officers is 516 2nd Avenue, Suite 401, Fairbanks, Alaska 99701.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2023 are deemed outstanding. Applicable percentages are based on 9,451,753 shares outstanding on December 31, 2023, adjusted as required by the rules. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(3)	The address of Hexagon LLC and, Labyrinth Enterprises, LLC and Mr. Reiman is 1550 Market Street, Suite 450 Denver, Colorado 80202.

(4)

Based upon information contained on Schedule 13D filed with the SEC on May 11, 2017, the Kenneth R. Peak Marital Trust has sole voting and dispositive power over 788,102 shares of Common Stock. The address of the Kenneth R. Peak Marital Trust is 3833 Dunlavy St. Apt. 445 Houston, TX 77006.

(5)	Sprott Asset Management's address is Royal Bank Plaza South Tower 200 Bay Street Ste 2600 Toronto Ontario M5J 2J1.

(6)	Includes shares owned by Juneau Exploration, J5D Enterprises, and AuCuAg Holdings, LLC, which are controlled by Brad Juneau.

(7)	Henry Gordon's address is 288 Clayton St. Denver, Colorado 80206.

(8)	Alaska Future Fund's address is 300 South Tyron Suite 2500 Charlotte, NC 28202.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the 2023 Transition Period.

Equity Compensation Plan Information

Based on 9,451,753 shares of the Company’s common stock outstanding as of December 31, 2023, there are 617,526 shares available for future issuance under the Equity Plans, excluding 433,528 shares of unvested restricted stock or outstanding stock options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Amended and Restated Management Services Agreement

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and the Company’s Executive Chairman until November 11, 2021, and now serves as the Company's Chairman is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas. On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX will continue, subject to direction of the board of directors of the Company (the “Board”), to provide certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV. Pursuant to the A&R MSA, JEX provides the Company office space and office equipment, and certain related services. The A&R MSA was effective for one year beginning December 1, 2020 and renews automatically on a monthly basis unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company paid JEX a monthly fee of $10,000, which included an allocation of approximately $6,900 for office space and equipment. JEX is also be reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA includes customary indemnification provisions. In January 2023, the monthly fee paid to JEX was reduced to $3,000, and only covers office equipment and related services. This agreement was terminated on March 31, 2024.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moss Adams LLP (“Moss Adams”), independent public accountants, served as our independent auditors for the 2023 Transition Period, fiscal year ended June 30, 2023 and fiscal year ended June 30, 2022.

During the 2023 Transition Period and its two most recent fiscal years ended June 30, 2023 and 2022, and through the date hereof, there were (i) no disagreements with Moss Adams on any matter of GAAP or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moss Adams would have caused Moss Adams to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

During the 2023 Transition Period and its two most recent fiscal years ended June 30, 2023 and 2022, and through the date hereof, neither the Company, nor anyone on its behalf, has consulted Moss Adams with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided to the Company that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Fees

Aggregate fees for professional services rendered to us by Moss Adams, the Company’s independent public accountants, for the 2023 Transition Period, fiscal years ended June 30, 2023 and 2022, were:

	Transition Period Ended	Fiscal Year Ended June 30,
Category of Service	December 31, 2023	2023	2022
Audit Fees - Moss Adams	$209,050	$315,000	$222,500
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total Fees	$209,050	$315,000	$222,500

The Audit Fees for the 2023 Transition Period, and years ended June 30, 2023 and 2022 were for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the 2023 Transition Period and years ended June 30, 2023 and 2022, issuance of consents, quarterly reviews and assistance with and review of documents filed with the SEC.

There are no other fees for services rendered to us by Moss Adams. Moss Adams did not provide to us any financial information systems design or implementation services during the 2023 Transition Period and fiscal years ended June 30, 2023 or June 30, 2022.

Audit Committee Pre-Approval Policies and Procedures

All of the 2023 audit services provided by Moss Adams were approved by the Audit Committee.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.3	Section 302 CEO Certification. *
31.4	Section 302 CFO Certification. *
104	Cover Page Interactive Data File*

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.	Date		Date
/s/ RICK VAN NIEUWENHUYSE	April 18, 2024	/s/ MIKE CLARK	April 18, 2024
Rick Van Nieuwenhuyse President, Chief Executive Officer, and Director (Principal Executive Officer)		Mike Clark Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Chief Executive Officer	April 18, 2024
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/MIKE CLARK	Chief Financial Officer	April 18, 2024
MIKE CLARK	and Secretary
(Principal Financial and Accounting Officer)

/s/BRAD JUNEAU	Chairman and Director	April18, 2024
BRAD JUNEAU

/s/JOSEPH COMPOFELICE	Director	April 18, 2024
JOSEPH COMPOFELICE

/s/CURTIS FREEMAN	Director	April 18, 2024
CURTIS FREEMAN

/s/RICHARD SHORTZ	Director	April 18, 2024
RICHARD SHORTZ