Form 10-Q
period 2024-03-31
Contango ORE, Inc.
filed 2024-05-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35770

CONTANGO ORE, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3431051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 2nd Avenue, Suite 401
Fairbanks, Alaska	99701
(Address of principal executive offices)	(Zip code)

(907) 888-4273

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CTGO	NYSE American

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 14, 2024 was 9,631,684.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	March 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$7,618,414	$15,504,819
Restricted cash	233,501	232,572
Prepaid expenses and other	1,189,852	1,112,910
Total current assets	9,041,767	16,850,301

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	43,374,152	28,064,405
Property & equipment, net	13,306,851	13,326,347
Commitment fee	436,333	350,575
Total long-term assets	57,117,336	41,741,327

TOTAL ASSETS	$66,159,103	$58,591,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$420,850	$250,739
Accrued liabilities	1,117,107	2,241,087
Derivative contract liability	9,494,487	2,679,784
Debt, current portion	21,700,000	7,900,000
Total current liabilities	32,732,444	13,071,610

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	249,367	246,227
Contingent consideration liability	1,100,480	1,100,480
Derivative contract liability	29,548,624	20,737,997
Debt, net	35,378,008	36,779,859
Total non-current liabilities	67,476,479	60,064,563

TOTAL LIABILITIES	100,208,923	73,136,173

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 9,616,084 shares issued and 9,613,604 shares outstanding as of March 31, 2024; 9,454,233 shares issued and 9,451,753 shares outstanding as of December 31, 2023	96,160	94,542
Additional paid-in capital	125,441,413	124,451,067
Treasury stock at cost (2,480 at March 31, 2024; and 2,480 shares at December 31, 2023)	(48,308)	(48,308)
Accumulated deficit	(159,539,085)	(139,041,846)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(34,049,820)	(14,544,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$66,159,103	$58,591,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
EXPENSES:
Claim rental expense	$(128,117)	$(126,452)
Exploration expense	(86,644)	(251,927)
Depreciation expense	(26,996)	(34,214)
Accretion expense	(3,140)	(2,865)
General and administrative expense	(2,467,995)	(1,980,921)
Total expenses	(2,712,892)	(2,396,379)

OTHER INCOME/(EXPENSE):
Interest income	12,050	8,402
Interest expense	(2,030,814)	(447,510)
Loss from equity investment in Peak Gold, LLC	(140,253)	(5,090,000)
Unrealized loss on derivative contracts	(15,625,330)	—
Total other income/(expense)	(17,784,347)	(5,529,108)

NET LOSS	$(20,497,239)	$(7,925,487)

LOSS PER SHARE
Basic and diluted	$(2.14)	$(1.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,587,113	7,243,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,497,239)	$(7,925,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	670,625	607,818
Depreciation expense	26,996	34,214
Accretion expense	3,140	2,865
Loss from equity investment in Peak Gold, LLC	140,253	5,090,000
Unrealized loss from derivative contracts	15,625,330	—
Interest expense paid in stock	99,998	338,884
Amortization of debt discount and debt issuance fees	547,594	(191,376)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(76,942)	(160,786)
Decrease in accounts payable and accrued liabilities	(954,052)	(822,980)
Net cash used in operating activities	(4,414,297)	(3,026,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(15,450,000)	(5,090,000)
Acquisition of Contango Lucky Shot Alaska, LLC	—	(719)
Acquisition of property and equipment	(7,500)	—
Net cash used by investing activities	(15,457,500)	(5,090,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(39,496)
Cash proceeds from debt	12,500,000	—
Debt issuance costs	(735,020)	—
Cash proceeds from common stock issuance, net	221,341	2,311,000
Net cash provided by financing activities	11,986,321	2,271,504

NET DECREASE IN CASH	(7,885,476)	(5,846,063)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	15,737,391	8,996,154
CASH AND RESTRICTED CASH, END OF PERIOD	$7,851,915	$3,150,091

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$1,211,715	$300,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)
Stock-based compensation	—	—	670,625	—	—	670,625
Restricted stock activity	144,500	1,445	(1,445)	—	—	—
Common stock issuance	11,022	110	227,488	—	—	227,598
Cost of common stock issuance	—	—	(6,257)	—	—	(6,257)
Stock issued for convertible note interest payment	6,329	63	99,935	—	—	99,998
Net loss for the period	—	—	—	—	(20,497,239)	(20,497,239)
Balance at March 31, 2024	9,616,084	$96,160	$125,441,413	$(48,308)	$(159,539,085)	$(34,049,820)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2022	7,101,395	$71,014	$79,086,142	$—	$(79,934,539)	$(777,383)
Stock-based compensation	—	—	607,818	—	—	607,818
Restricted stock activity	85,166	851	(851)	—	—	—
Common stock issuance	117,500	1,175	1,871,162	—	—	1,872,337
Treasury shares issued in common stock issuance	(1,527)	(15)	—	39,481	—	39,466
Warrants	—	—	438,182	—	—	438,182
Cost of common stock issuance	—	—	(39,000)	—	—	(39,000)
Stock issued for convertible note interest payment	4,184	42	99,956	—	—	99,998
Treasury shares withheld for employee taxes	—	—	—	(39,481)	—	(39,481)
Net loss for the period	—	—	—	—	(7,925,487)	(7,925,487)
Balance at March 31, 2023	7,306,718	$73,067	$82,063,409	$—	$(87,860,026)	$(5,723,550)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) engages in exploration and development for gold ore and associated minerals in Alaska. The Company conducts its business through three primary means:

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
•
its wholly-owned subsidiary, Contango Lucky Shot Alaska, LLC ("LSA") (formerly Alaska Gold Torrent, LLC), an Alaska limited liability company, which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims Alaska Hard Rock, Inc. The property, located in the Willow Mining District about 75 miles north of Anchorage, Alaska, contains three former producing gold mines within the patented claims (“Lucky Shot”, or the “Lucky Shot Property”); and
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”). The Company relinquished approximately 69,000 acres located on the Eagle/Hona Property in November 2022. The Company retained essentially all of the acreage where drilling was performed in 2019 and reconnaissance work in 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project has commenced ore mining and stockpiling at the Fort Knox facility. All other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV, in the exploration of the Manh Choh Project since 2010, which has resulted in the identification of two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects. The other 70.0% membership interest in the Peak Gold JV is owned by KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”). Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV will mine ore from the Main and North Manh Choh deposits and process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away in Fairbanks, Alaska. Ore from the mine is being trucked to Fort Knox for processing via public roadways in state-of-the-art trucks carrying legal loads. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production. The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh Project to the Fort Knox facilities. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh Project. The Peak Gold JV will be charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective on April 14, 2023.

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022. Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project. Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis. The Peak Gold JV management committee (the “JV Management Committee”) has approved budgets for 2023 and 2024, with cash calls totaling approximately to $248.1 million of which the Company’s share is approximately $74.4 million. As of March 31, 2024, the Company has funded $62.7 million of the budgeted cash calls.

Work on the Lucky Shot Property has been ongoing since late 2021. Underground work includes rehabilitation of approximately 442 meters of existing drift and the addition of 612 meters of new drift and 3,816 meters of underground HQ core exploration drilling.

In August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein. The program was shut down in September 2023 due to challenging weather conditions.

On the Shamrock and Eagle/Hona Properties, the Company conducted surface mapping and sampling programs during 2021.

The Company’s fiscal year end is December 31. On November 14 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2023.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-KT for the six-month period ended December 31, 2023 and its Form 10-K for the fiscal year ended June 30, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

3. Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. The JV Management Committee has proposed a significant budget to complete the required development to start the operations of the Manh Choh mine, which is anticipated to begin production early in the third quarter of 2024. In 2024, it is anticipated that there will be $27.2 million of capital calls to the Peak Gold JV to reach production, $15.5 million of such amount has already been funded by the Company. As of March 31, 2024, the Company has funded $62.7 million of the 2023 and 2024 capital calls to the Peak Gold JV, of which $42.5 million was funded from the Facility (as defined below). The Company believes it has sufficient capital to reach production at the Manh Choh mine, with its cash on hand and the $22.5 million of availability under the Facility. Although there can be no guarantee that the Peak Gold JV will make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $29.9 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 14). If the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-KT for the six-month ended December 31, 2023 for a summary of the Company's significant accounting policies, as there have been no changes to the Company's significant accounting polices since the time of that filing.

5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of March 31, 2024 the Company has contributed approximately $90.4 million to the Peak Gold JV. As of March 31, 2024 the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of March 31, 2024:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2023	$—
Investment in Peak Gold, LLC	34,380,000
Loss from equity investment in Peak Gold, LLC	(6,315,595)
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold, LLC	15,450,000
Loss from equity investment in Peak Gold, LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152

The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three-month periods ended March 31, 2024 and 2023 in accordance with US GAAP:

	Three Months Ended	Three Months Ended
	March 30, 2024	March 31, 2023
EXPENSES:
Exploration expense	$49,228	$645,992
Production	271,259	—
Accretion	147,023	—
General and administrative	—	34,593
Total expenses	467,510	680,585
NET LOSS	$467,510	$680,585

The Company’s share of the Peak Gold JV’s results of operations for the three months ended March 31, 2024 was a loss of approximately $0.1 million. The Company’s share in the results of operations for the three months ended March 31, 2023 was a loss of approximately $0.2 million. The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of March 31, 2024, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses; therefore the Company's investment in the Peak Gold JV as at March 31, 2024 was $43.4 million. For March 31, 2023, the Company’s share of the Peak Gold JV’s inception-to-date results of operations was a cumulative loss of $43.4 million, which exceeded the Company's cumulative investment in the Peak Gold JV and the equity method of accounting was suspended, which resulted in suspended losses and an investment balance of $0. The portion of the cumulative loss that exceeded the Company's investment was suspended and recognized against earnings in the future periods.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $1,189,852 and $1,112,910 as of March 31, 2024 and December 31, 2023, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2024			2023
		Weighted Average	Loss		Weighted Average	Loss Per
	Net Loss	Shares	Per Share	Net Loss	Shares	Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(20,497,239)	9,587,113	$(2.14)	$(7,925,487)	7,243,345	$(1.09)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(20,497,239)	9,587,113	$(2.14)	$(7,925,487)	7,243,345	$(1.09)

Options and warrants to purchase 501,000 shares of common stock of the Company were outstanding as of March 31, 2024, and 2023. These options and warrants were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2024 and 2023 due to being anti-dilutive.

8. Stockholders’ Equity (Deficit)

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of March 31, 2024, 9,613,604 shares of common stock were outstanding, including 429,153 shares of unvested restricted stock. As of March 31, 2024, options and warrants to purchase 501,000 shares of common stock of the Company were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between August 2024 and January 2027.

ATM Program

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Program”). Sales of the Company's common stock under the ATM Program are made, pursuant to the Company’s effective shelf registration statement on Form S-3. Such sales may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. The Company sold 11,022 shares for the three-month period ended March 31, 2024 and 211,376 between June 2023 to December 2023 of common stock pursuant to the Sales Agreement for net proceeds of approximately $0.2 million and $5.2 million, respectively. $34.6 million of the Company's common stock remains available for sale under the ATM Program as of March 31, 2024.

Underwritten Offering

On July 24, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Freedom Capital Markets (collectively, the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock. All of the Underwritten Shares were sold by the Company. The offering price of the Underwritten Shares was $19.00 per share, and the Underwriters agreed to purchase the Underwritten Shares from the Company pursuant to the Underwriting Agreement at a price of $17.77 per share (the “Purchase Price”), which included a 6.5% Underwriters discount. The net proceeds from the Offering were $28.2 million after deducting underwriting discounts and commissions and offering expenses. The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The Offering closed on July 26, 2023.

May 2023 Warrant Exercise

In May 2023, the Company offered holders of its December 2022 Warrants and January 2023 Warrants with an original exercise price of $25.00, (collectively, “the Original Warrants”) the opportunity to exercise those warrants at a reduced exercise price of $22.00 (the “Modified Warrants”) and receive shares of the Company's common stock, by paying the reduced exercise price in cash and surrendering the original warrants on or before May 9, 2023. A total of 313,000 Original Warrants were exercised resulting in total cash to the Company of $6.9 million (the “Warrant Exercise Proceeds”) and the issuance of 313,000 shares of Company common stock upon such exercise. Such shares of common stock were issued in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. In connection with the accelerated exercise of the Original Warrants, the Company agreed to issue new warrants to purchase 313,000 shares of Company common stock at $30.00 per share to the exercising holders in the amount of the respective December 2022 Warrants and January 2023 Warrants that were exercised by such holders (the “May 2023 Warrants”). Consistent with the accounting guidance for modifications of a freestanding equity-classified warrant as a part of an equity offering, the Company recorded the excess in fair value of the Modified Warrants over the Original Warrants as an equity issuance cost, of approximately $383,000. The fair value of the Modified Warrants and the Original Warrants were calculated as of May 9, 2023 with the following weighted average assumptions used: (i) risk-free interest rate of 4.81%; (ii) expected life of 1 year; (iii) expected volatility of 42.5%; and (iv) expected dividend yield of 0%. The May 2023 Warrants were classified within equity and the Warrant Exercise Proceeds were allocated to the May 2023 Warrants based on their relative fair value. The fair value of each of the May 2023 Warrants was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.81%; (ii) expected life of 1.5 years; (iii) expected volatility of 43.7%; and (iv) expected dividend yield of 0%.

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

Pursuant to the Rights Agreement, the Company's board of directors declared a dividend of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock held of record as of October 5, 2020. The Rights will trade with the Company’s common stock and no separate Rights certificates will be issued, unless and until the Rights become exercisable. In general, the Rights will become exercisable only if a person or group acquires beneficial ownership of 18.0% (or 20.0% for certain passive investors) or more of the Company’s outstanding common stock or announces a tender or exchange offer that would result in beneficial ownership of 18.0% (or 20.0% for certain passive investors) or more of common stock. Each Right will entitle the holder to buy one one-thousandth (1/1000) of a share of a series of junior preferred stock at an exercise price of $100.00 per Right, subject to anti-dilution adjustments.

The Rights Agreement had an initial term of one year, expiring on September 22, 2021, which the Company's board of directors approved several amendments to the Rights Agreement, extending the term of the Rights Agreement to September 23, 2024.

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	March 31, 2024	December 31, 2023
Mineral properties	N/A - Units of Production	$11,700,726	$11,700,726
Land	Not Depreciated	87,737	87,737
Buildings and improvements (years)	20 - 39	1,455,546	1,455,546
Machinery and equipment (years)	3 - 10	295,471	287,635
Vehicles (years)	5	135,862	135,862
Computer and office equipment (years)	5	23,235	23,571
Furniture & fixtures (years)	5	2,270	2,270
Less: Accumulated depreciation and amortization		(271,860)	(244,864)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$13,306,851	$13,326,347

10. Related Party Transactions

Mr. Brad Juneau, who served as the Company’s Chairman, President and Chief Executive Officer until January 6, 2020, and the Company’s Executive Chairman until November 11, 2021, and now serves as the Company's Chairman is also the sole manager of Juneau Exploration, L.P. (“JEX”), a private company involved in the exploration and production of oil and natural gas. On December 11, 2020, the Company entered into a Second Amended and Restated Management Services Agreement (the “A&R MSA”) with JEX, which amends and restates the Amended and Restated Management Services Agreement between the Company and JEX dated as of November 20, 2019. Pursuant to the A&R MSA, JEX provides certain facilities, equipment and services used in the conduct of the business and affairs of the Company and management of its membership interest in the Peak Gold JV. Pursuant to the A&R MSA, JEX provides the Company office space and office equipment, and certain related services. The A&R MSA was effective for one year beginning December 1, 2020 and renewed automatically on a monthly basis unless terminated upon ninety days’ prior notice by either the Company or JEX. Pursuant to the A&R MSA, the Company paid JEX a monthly fee of $10,000, which included an allocation of approximately $6,900 for office space and equipment. JEX was also reimbursed for its reasonable and necessary costs and expenses of third parties incurred for the Company. The A&R MSA included customary indemnification provisions. In January 2023, the monthly fee paid to JEX was reduced to $3,000, and only covers office equipment and related services. In January 2024, the A&R MSA was $3,000 and the agreement was terminated on March 31, 2024. On January 1, 2024, Rick Van Nieuwenhuyse, the Company's President and Chief Officer, realized a vesting of 55,000 restricted shares of common stock, which resulted in federal and state income tax obligations. Consistent with the Company’s treatment of employees who experience similar tax obligations in connection with their vesting of restricted shares, the Company sold a total of 22,025 shares of common stock and proceeds will be used by the Company to pay the tax obligations on the vested shares. The Company had a receivable with Rick Van Nieuwenhuyse, in the amount of $217,000 related to taxes from the vesting of restricted shares as at March 31, 2024. The receivable is included in prepaid expenses and other on the condensed consolidated balance sheets and was settled in April 2024 upon completion of the share settlements.

11. Stock-Based Compensation

On September 15, 2010, the Company's board of directors adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaces the 2010 Plan with respect to new grants by the Company. Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (473,026 shares as of March 31, 2024), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of March 31, 2024, there were 429,153 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plans. Stock-based compensation expense for the three-month period ended March 31, 2024 was $0.7 million. Stock-based compensation expense for the three-month period ended March 31, 2023 was $0.6 million. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-KT for the six-month period ended December 31, 2023. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look-back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and does not anticipate declaring dividends on its common stock. The expected term of the options granted represents the period of time that the options are expected to be outstanding. The simplified method is used to estimate the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options in the three-month period ended March 31, 2024 or for the six-month period ended December 31, 2023. As of March 31, 2024, the total unrecognized compensation cost related to nonvested stock options was $0. As of March 31, 2024, the stock options had a weighted average remaining life of 0.78 years.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted in the three month period ended March 31, 2024 and March 31, 2023 was $2.3 million and $2.2 million, respectively.

As of March 31, 2024, there were 429,153 shares of such restricted stock that remained unvested and the total compensation cost related to nonvested restricted share awards not yet recognized was $3,395,144. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of March 31, 2024 and December 31, 2023:

Number of restricted shares unvested
Balance - January 01, 2024	433,528
Restricted shares granted	144,500
Restricted shares vested	(148,875)
Balance - March 31, 2024	429,153

Balance - July 01, 2023	429,376
Restricted shares granted	10,819
Restricted shares vested	(6,667)
Balance - December 31, 2023	433,528

A summary of the status of stock options granted under the Equity Plans as of March 31, 2024 and changes during the three months then ended, is presented in the table below:

	Three Months Ended
	March 31, 2024
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2023	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$294,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$294,000
Available for grant, end of period	473,026
Weighted average fair value per share of options granted during the period	$—

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2023-2024 assessment year totaled $362,465. The Company paid the current year claim rentals in October 2023. The associated rental expense is amortized over the rental claim period, September 1 through August 31 of each year. As of March 31, 2024, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.

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

Retention Agreements. In February 2019, the Company entered into retention agreements with its then Chief Executive Officer, Brad Juneau, its then Chief Financial Officer, Leah Gaines, and one other former employee providing for payments in an aggregate amount of $1,250,000 upon the occurrence of certain conditions (collectively, the "Retention Agreements"). The Retention Agreements are triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs. On February 6, 2020, the Company entered into amendments to the Retention

Agreements to extend the term of the change of control period from August 6, 2020 until August 6, 2025. Mr. Juneau and Ms. Gaines will receive a payment of $1,000,000 and $250,000, respectively, upon a change of control that takes place prior to August 6, 2025. On June 10, 2020, the Company entered into a retention payment agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions (the "Retention Payment Agreement"). The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs. On August 4, 2023, the Company entered into new retention agreements (the “2023 Retention Agreements”) with Ms. Gaines and one other former employee, which replaced the previous retention agreements, for payments in an aggregate amount of $540,000. The expenses related to the 2023 Retention Agreements were accrued for the six-month period ended December 31, 2023 and were subsequently paid out in accordance with their terms in January 2024.

Employment Agreement. Effective July 11, 2023, Michael Clark was appointed to serve as Executive Vice President, Finance of the Company. On January 1, 2024, he was appointed as Chief Financial Officer and Secretary of the Company. Mr. Clark performs the functions of the Company’s principal financial officer. Pursuant to his employment agreement (the "Employment Agreement"), Mr. Clark receives a base salary of $300,000 per annum. Mr. Clark is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that will be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Company's board of directors. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control. Any payment of severance benefits to him under the Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Short Term Incentive Plan. The Compensation Committee of the Company's board of directors (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) for the benefit of its executive officers. Pursuant to the terms of the STIP, the Compensation Committee establishes performance goals at the beginning of each year and then at the end of the year will evaluate the extent to which, if any, the officers meet such goals. The STIP provides for a payout ranging between 0% and 200% of an officer’s annual base salary, depending on what performance rating is achieved. Amounts due under the STIP can be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the 2023 Plan, subject to the terms of the 2023 Plan. In addition, in the event of a Change of Control (as defined in the Equity Plans) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to its officers in an amount up to 200.0% of their then annual base salary, payable in cash, shares of common stock of the Company under the 2023 Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

13. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of March 31, 2024 and December 31, 2023 and has recognized zero income tax expense for the three months ended March 31, 2024 and March 31, 2023. The effective tax rate was 0% for the three months ended March 31, 2024 and 2023. The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book loss and an immaterial amount of taxable income due to the limitation of federal and Alaska NOLs to 80% of taxable income for its fiscal year end, December 31, 2024. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2024 or December 31, 2023.

14. Debt

The table below shows the components of Debt, net as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Secured Debt Facility
Principal amount	$42,500,000	$30,000,000
Unamortized debt discount	(2,283,978)	(2,411,532)
Unamortized debt issuance costs	(2,652,330)	(2,394,168)
Debt, net	$37,563,692	$25,194,300

Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(391,664)	(414,854)
Unamortized debt issuance costs	(94,020)	(99,587)
Debt, net	$19,514,316	$19,485,559
Total Debt, net	$57,078,008	$44,679,859
Less current portion	$21,700,000	$7,900,000
Non-current debt, net	$35,378,008	$36,779,859

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska, LLC as the borrower, each of the Company, LSA, Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC (“ING”), as administrative agent for the lenders, and Macquarie Bank Limited (“Macquarie”), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility.

The Credit Agreement will mature on December 31, 2026 (the “Maturity Date”) and will be repaid via quarterly repayments over the life of the loan. The Facility has an upfront fee and a production linked arrangement fee based upon the projected total production of gold ounces in the base case financial model delivered on the closing date, payable quarterly based on attributable production, with any balance due upon the maturity or termination of the Credit Agreement. The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to hedge approximately 125,000 ounces of its attributable gold production from Manh Choh. On August 2, 2023, CORE Alaska entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce, which satisfied the condition of the second borrowing. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026. See Note 16 - Derivatives and Hedging Activities in the Company's Form 10-KT for the six-month period ended December 31, 2023.

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

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to November 1, 2025 are the last day of July, October, January and April; thereafter the payment dates are the last day of March, June, September and December. The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin. The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of May 17, 2023. As of March 31, 2024, the Company had unused borrowing commitments of $22.5 million.

Borrowings under the Facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million. As of March 31, 2024, the unamortized discount and issuance costs were $2.3 million and $2.7 million, respectively, and the carrying amount, net of the unamortized discount and issuance costs was $37.6 million. As of December 31, 2023, the unamortized discount and issuance costs were $2.4 million and $2.4 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $25.2 million. The fair value of the debt (Level 2) as of March 31, 2024 and December 31, 2023 was $42.5 million and $30.0 million, respectively. The Company recognized interest expense totaling $1.6 million related to this debt for the three months ended March 31, 2024 (inclusive of approximately $1.1 million of contractual interest, and approximately $0.5 million related to the amortization of the discount and issuance fees). There was no interest expense related to the Facility for the three months ended March 31, 2023 as the Facility was not yet in place. The effective interest rate of the term loan facility was 11.47% as of March 31, 2024 and 11.58% as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the effective interest rate for the amortization of the discount and issuance costs was 6.2% and 5.6%, respectively.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00, (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company is also required to maintain a minimum cash balance of $2 million. As of March 31, 2024, the Company was in compliance with, or has received waiver or consent from ING and Macquarie, all of the required debt covenants.

As of March 31, 2024, the Company had drawn a total of $42.5 million on the Facility. The Company is scheduled to repay $7.9 million in 2024, $29.0 million by July 31, 2025 and the remaining $5.6 million to be paid quarterly thru December 31, 2026. Future draws on the term loan facility are subject to certain additional conditions being met. The Company entered into amendments to the Credit Agreement extending the time for the Company to satisfy the remaining conditions to a second borrowing on the Facility, and satisfied such conditions as of the date of this filing.

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

In connection with the issuance of the Debenture, the Company agreed to pay an establishment fee of 3% of the Debenture face amount. In accordance with the terms of the related investment agreement (the "Investment Agreement"), QRC elected to receive the establishment fee in shares of common stock valued at $24.82 per share, for a total of 24,174 shares. The establishment fee shares were issued to QRC pursuant to an exemption from registration under Regulation S. In connection with the Investment Agreement, QRC entered into an investor rights agreement with the Company in connection with the issuance of the Debenture. The investor rights agreement contains provisions that require QRC and its affiliates, while they own 5% or more of our outstanding common stock, to standstill, not to participate in any unsolicited or hostile takeover of the Company, not to tender its shares of common stock unless the Company’s board recommends such tender, to vote its shares of common stock in the manner recommended by the Company’s board to its stockholders, and not to transfer its shares of common stock representing more than 0.5% of outstanding shares without notifying the Company in advance, whereupon the Company will have a right to purchase those shares.

The Debenture carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million. As of March 31, 2024 and December 31, 2023, the unamortized discount and issuance costs were $0.5 million and $0.5 million, respectively. The carrying amount of the debt at March 31, 2024 and December 31, 2023, net of the unamortized discount and issuance costs was $19.5 million and $19.5 million respectively. The fair value of the Debenture (Level 2) as of March 31, 2024 and December 31, 2023 was $20.0 million. The Company recognized interest expense totaling $0.5 million related to this debt for the three months ended March 31, 2024 (inclusive of approximately $450,000 of contractual interest, and approximately $29,000 related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $0.4 million related to this debt for the quarter ended March 31, 2023 (inclusive of approximately $400,000 of contractual interest, and approximately $47,000 related to the amortization of the discount and issuance fees).The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The effective interest rate for the amortization of the discount and issuance costs as of March 31, 2024 and December 31, 2023 was 0.6% and 0.6%, respectively. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features. The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at March 31, 2024 and December 31, 2023 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

15. Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under the Credit Agreement, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026, and represent approximately 45% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

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

As of March 31, 2024, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2024	Gold	21,100	$2,025
2025	Gold	62,400	$2,025
2026	Gold	41,100	$2,025

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

		As of March 31, 2024			As of December 31, 2023
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(9,494,487)	$—	$(9,494,487)	$(2,679,784)	$—	$(2,679,784)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(29,548,624)	$—	$(29,548,624)	$(20,737,997)	$—	$(20,737,997)

As of March 31, 2024, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $39,043,111. As of March 31, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $39,043,111.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Unrealized Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three month period ended March 31, 2024	Three month period ended March 31, 2023
Commodity Contracts	Unrealized loss on derivative contracts	$(15,625,330)	$—
Total		$(15,625,330)	$—

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the quarter ended March 31, 2024.

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

Derivative Hedges - As discussed in Note 15, the Company has entered into hedge agreements with delivery obligations of gold ounces. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The derivative hedges are mark-to-market with changes in estimated value driven by forward commodity prices.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

As of March 31, 2024	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$—	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$9,494,487	$—
Derivative Liability - noncurrent	$—	$29,548,624	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

As of December 31, 2023
Financial Assets
Derivative contract asset - current	$—	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$2,679,784	$—
Derivative Liability - noncurrent	$—	$20,737,997	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

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

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three-month period ended March 31, 2024 and 2023.

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
General and administrative expenses:
Marketing and investor relations	$80,995	$122,493
Office and administrative costs	62,543	38,179
Insurance	323,166	222,455
Professional fees	418,808	203,688
Regulatory fees	107,893	79,430
Salaries and benefits	563,144	482,370
Stock-based compensation	670,625	607,818
Travel	90,821	39,488
Director fees	150,000	185,000
Total	$2,467,995	$1,980,921

18. Subsequent Events

HighGold Acquisition

On May 1, 2024, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”), by and among the Company, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia and a wholly owned subsidiary of the Company, and HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”), pursuant to which the Company intends to acquire 100% of the outstanding equity interests of HighGold (the “HighGold Acquisition”). Under the terms of the Arrangement Agreement, each HighGold share of common stock will be exchanged for 0.019 shares of Contango common stock (the “Exchange Ratio”) based on the VWAP of Contango shares on the NYSE American for the five-day period ending on May 1, 2024. The Exchange Ratio implies total consideration of approximately $0.40 per HighGold share and total HighGold equity value of approximately $37 million. Upon completion of the HighGold Acquisition, existing Contango shareholders will own approximately 85% and HighGold shareholders will own approximately 15% of the combined company. In connection with the HighGold Acquisition, Contango will grant to HighGold the right to appoint one director to Contango’s board of directors. Closing of the HighGold Acquisition is subject to customary closing conditions and is expected to occur in July 2024. The Arrangement Agreement contains customary representations, warranties and covenants and also includes indemnification provisions under which the parties have agreed to indemnify each other against certain liabilities.

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement (the “SPA”) with Avidian Gold Corp. (“Avidian”) pursuant to which Contango has agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc. (“Avidian Alaska”) for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the "Avidian Acquisition"). Contango will pay Avidian an initial purchase price of $2,400,000 consisting of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $2,000,000 in shares of Contango common stock (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit $50,000 (paid) (ii) $150,000 due on the closing date, and (iii) $200,000 due on or before the 6-month anniversary of the closing date. The number of shares of common stock constituting the Equity Consideration will be determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

If Contango makes a positive production decision on either of the Amanita or Golden Zone properties within 120 months of the closing date, Contango will pay Avidian an additional $1,000,000 within thirty (30) days of such decision (the “Deferred Purchase Price”). The Deferred Purchase Price can be paid in either cash or shares of Contango at Contango’s sole discretion. If at any time prior to this production decision, within the 120-month period, Contango enters into a third-party transaction on any of the properties, Avidian will receive 20% of the consideration received by Contango (capped at $500,000 per property) credited against the total Deferred Purchase Price.

The Transaction is subject to Avidian Shareholder approval, as well as the receipt of all required governmental and/or regulatory approvals, including that of the Toronto Venture Exchange and NYSE American. Should Avidian Shareholders not approve this transaction the Agreement will terminate and a termination fee of $175,000 will be paid to Contango, representing liquidated damages for the time, resources and opportunities lost in facilitating this transaction. Closing of the Avidian Acquisition is subject to customary closing conditions and is expected to occur in July 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and our Form 10-KT for the six-month period ended December 31, 2023 and Form 10-K for the fiscal year ended June 30, 2023, previously filed with the SEC.

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
•
Meeting the Company's forecasts and budgets;
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
•
New governmental laws and regulations; and
•
Pending and future litigation.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Transition Report on Form 10-KT for the six-month period ended December 31, 2023, these factors include among others:

•
Ability to raise capital to fund capital expenditures and repayment of indebtedness;
•
Ability to retain or maintain capital contributions to, and our relative ownership interest in the Peak Gold JV;
•
Ability to influence management of the Peak Gold JV;
•
Ability to realize the anticipated benefits of the HighGold Acquisition;
•
Disruption from the HighGold Acquisition and transition of HighGold’s management to the Company, including as it relates to maintenance of business and operational relationships;
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
•
Worldwide economic conditions;
•
Impact of pandemics, such as the worldwide COVID-19 outbreak, which could impact the Company's or the Peak Gold JV’s exploration schedule and operating activities;
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

First Quarter 2024 Highlights

The Company’s Manh Choh Project has commenced ore mining and stockpiling at the Fort Knox facility. The project is on track for first production in early Q3 2024.

Ore and waste mining are ongoing with the full mining fleet now in operation as planned. Following several months of orientation runs, transportation of ore to Fort Knox, where the ore will be processed, continues to ramp up with all contracted trucks received, the majority of the drivers onboarded, and trailer manufacturing now complete.

At Fort Knox, mill modifications and site preparation remain on plan, including the completion of the ore delivery road and tie-ins for the pebble recycle conveyor. Building construction is advancing well, along with interior piping and electrical works.

All other projects are in the exploration stage.

Overview

The Company engages in exploration and development for gold ore and associated minerals in Alaska. The Company conducts its business through three primary means:

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
•
its wholly-owned subsidiary, Contango Lucky Shot Alaska, LLC ("LSA") (formerly Alaska Gold Torrent, LLC), an Alaska limited liability company, which leases the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims Alaska Hard Rock, Inc. The property, located in the Willow Mining District about 75 miles north of Anchorage, Alaska, contains three former producing gold mines within the patented claims (“Lucky Shot”, or the “Lucky Shot Property”); and
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”). The Company relinquished approximately 69,000 acres located on the Eagle/Hona Property in November 2022. The Company retained essentially all of the acreage where drilling was performed in 2019 and reconnaissance work in 2021, and used sampling data to determine which acreage should be released.

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

The Company’s Manh Choh Project has commenced ore mining and stockpiling at the Fort Knox facility. All other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV, in the exploration of the Manh Choh Project since 2010, which has resulted in the identification of two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects. The other 70.0% membership interest in the Peak Gold JV is owned by KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”). Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV will mine ore from the Main and North Manh Choh deposits and process the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 km) away in Fairbanks, Alaska. The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh Project to the Fort Knox facilities. The use of the Fort Knox facilities is expected to accelerate the development of the Peak Gold JV Property and result in reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV to advance the Main and North Manh Choh deposits to production. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh Project. The Peak Gold JV will be charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective on April 14, 2023.

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022. Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project. Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis. The Peak Gold JV management committee (the “JV Management Committee”) has approved budgets for 2023 and 2024, with cash calls totaling approximately $248.1 million, of which the Company’s share is approximately $74.4 million. As of March 31, 2024, the Company has funded $62.7 million of the budgeted cash calls. On May 15, 2023, the Peak Gold JV received approval of its Waste Management Plan, Plan of Operations, and Reclamation and Closure Plan from the State of Alaska Departments of Environmental Conservation and Natural Resources. Construction is essentially complete, on budget and on schedule for production in the second half of 2024. Mining activities are well underway including the commencement of ore mining and stockpiling. Transportation of ore to Fort Knox, where it will be processed, has commenced and will gradually increase throughout the first half of the year. Modifications to the Fort Knox mill continue to progress on schedule and on budget. Construction of the conveyors and associated buildings are planned for the first quarter along with interior piping and mechanical installations. The commissioning and operational readiness team is in place and preparing for pre-commissioning activities following the mechanical completion of each area. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies. The Peak Gold JV believes that production is expected to commence at Manh Choh in the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years.

Work on the Lucky Shot Property has been ongoing since late 2021. Underground work includes rehabilitation of approximately 442 meters of existing drift and the addition of 612 meters of new drift and 3,816 meters of underground HQ core exploration drilling. In August 2023, the Company began executing a program to complete surface drilling on the Coleman segment of the Lucky Shot vein. The program was shut down in September 2023 due to challenging weather conditions.

On the Shamrock and Eagle/Hona Properties, the Company conducted surface mapping and sampling programs during 2021.

Recent Developments and Other Information

On May 1, 2024, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”), by and among the Company, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia and a wholly owned subsidiary of the Company, and HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”), pursuant to which the Company intends to acquire 100% of the outstanding equity interests of HighGold (the “HighGold Acquisition”). Under the terms of the Arrangement Agreement, each HighGold share of common stock will be exchanged for 0.019 shares of Contango common stock (the “Exchange Ratio”) based on the VWAP of Contango shares on the NYSE American for the five-day period ending on May 1, 2024. The Exchange Ratio implies total consideration of approximately $0.40 per HighGold share and total HighGold equity value of approximately $37 million. Upon completion of the HighGold Acquisition, existing Contango shareholders will own approximately 85% and HighGold shareholders will own approximately 15% of the combined company. In connection with the HighGold Acquisition, Contango will grant to HighGold the right to appoint one director to Contango’s board of directors. Closing of the HighGold Acquisition is subject to customary closing conditions and is expected to occur in July 2024. The Arrangement Agreement contains customary representations, warranties and covenants and also includes indemnification provisions under which the parties have agreed to indemnify each other against certain liabilities.

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company has agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Acquisition”). Closing of the Avidian Acquisition is subject to customary closing conditions and is expected to occur in July 2024.

The Company is a 30% owner of the Peak Gold JV, which operates the Manh Choh mine near Tok, Alaska. Ore from the mine is being trucked to the Fort Knox mill for processing via public roadways in state-of-the-art trucks carrying legal loads. Certain owners of vacation homes along the ore haul route and others claiming potential impact have organized a group to oppose the ore haul plan and disrupt the project. These efforts have included administrative appeals of certain state mine permits unrelated to ore haul. To date, those appeals have been unsuccessful. On October 20, 2023, the Committee for Safe Communities (“CSC”), an Alaskan non-profit corporation inclusive of certain owners of vacation homes along the Manh Choh ore haul route and others claiming potential impact and objecting to the ore haul plan and project, filed suit (the “Complaint”) in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities (“DOT”). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV’s ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, CSC filed a motion for a preliminary injunction against the DOT and is seeking expedited consideration of its motion. The Peak Gold JV is also in consultation with DOT on addressing the allegations raised. On November 9, 2023, the Court denied CSC's motion for expedited consideration of the motion for preliminary injunction. The Peak Gold JV filed a motion to intervene and on November 15, 2023, the Court granted such motion to intervene. The plaintiff’s motion for a preliminary injunction is fully briefed and awaiting decision by the Court. On December 15, 2023, the plaintiff filed a motion for a hearing on its motion for preliminary injunction, which has been fully briefed, and is awaiting decision by the Court. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery, which motions remain pending.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of March 31, 2024, the Company’s directors and executives beneficially own approximately 17.4% of the Company’s common stock.

Acquiring exploration properties. The Company anticipates from time to time acquiring additional properties in Alaska for exploration, subject to the availability of funds. The acquisitions may include leases or similar rights from Alaska Native corporations and/or staking Federal or State of Alaska mining claims. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements. The Company is open to strategic partnerships or alliances with other companies as a means to enhance its ability to fund new and existing exploration and development opportunities.

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

Results of Operations

Neither the Company nor the Peak Gold JV has commenced producing commercially marketable minerals. To date, neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations. Neither the Company nor the Peak Gold JV has any recurring source of revenue. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration, and repay debt obligations and related interest, and working capital requirements. In the future, the Company and the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. The Company does not expect the Peak Gold JV to generate revenue from mineral sales prior to mid-2024. If the Company’s properties or the Manh Choh Project fail to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the three months ended March 31, 2024 and 2023, claim rental expense was $0.1 million and $0.1 million respectively.

Exploration Expense. Exploration expense for the three months ended March 31, 2024 was $0.1 million compared to $0.3 million for the three months ended March 31, 2023. Current and prior period exploration expense relates to care and maintenance work performed on our Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2024 and 2023 was $2.5 million and $2.0 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, regulatory fees, payroll and stock-based compensation expense. General and administrative expenses were higher for the three months ended March 31, 2024, as a result of a surety bond requirement for the Manh Choh Project and an increase in audit and legal fees as a result of changing the Company's year-end to December 31, 2023.

Loss from Equity Investment in the Peak Gold JV. The loss from the Company’s equity investment in the Peak Gold JV for the three months ended March 31, 2024 and 2023 was $0.1 million and $5.1 million, respectively. The capital contributions for the three months ended March 31, 2024 and 2023 was $15.5 million and $5.1 million, respectively. The capital contributions are higher for three months ended March 31, 2024 compared to March 31, 2023 as operations are ramping up at the Manh Choh project with ore and waste mining ongoing and focus on capital improvements at the Fort Knox mill facility. There were no suspended losses as of March 31, 2024.

Interest Expense. In connection with the closing of the Credit Agreement, the Company entered into an amendment to its $20,000,000 unsecured convertible debenture (the “Debenture”) with Queen’s Road Capital Investment, Ltd. (“QRC”) that raised the stated interest rate from 8% to 9%. The Debenture currently bears interest at 9% per annum, payable quarterly, with 7% paid in cash and 2% paid in shares of common stock of the Company (See Note 14 - Debt for discussion of both debt arrangements). The current quarter interest expense of $2.0 million includes a full quarter of interest expense related to the Debenture, and a full quarter of interest expense related to the Company’s cumulative $42.5 million draw-down on the Facility. Prior year interest expense of $0.4 million only included the current quarter interest expense related to the Debenture.

Loss on Derivative Contracts. The Company incurred a non-cash loss of $15.6 million during the current quarter related to derivative contracts compared to $0 during the quarter ended March 31, 2023. The Company did not enter into any derivative contracts until July 2023 (see Note 15 - Derivative and Hedging Activities).

Liquidity and Capital Resources

As of March 31, 2024, the Company had approximately $7.9 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, repayment of interest related to debt and exploration expenditures on the Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, and the proceeds from the Facility (see Note 8 - Stockholders' Equity (Deficit) and Note 14 - Debt, for a discussion of the recent activity).

The JV Management Committee has proposed a significant budget to complete the required development to start the operations of the Manh Choh mine, which is anticipated to begin production during the second half of 2024. The budget primarily relates to completion of the Manh Choh camp, mine access road construction, earthworks, general construction and installation, pre-production stripping, etc. For 2024, it is anticipated that there will be $27.2 million of capital calls to the Peak Gold JV to reach production, $15.5 million of such amount has already been funded by the Company. As of March 31, 2024, the Company has funded $62.7 million of the 2023 and 2024 capital calls to the Peak Gold JV, of which $42.5 million was funded from the Facility. The Company will be required to make capital contributions of 30% of the budgeted amounts when cash calls are received from the Peak Gold JV or face possible dilution of its interest in the Peak Gold JV.

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. The JV Management Committee has proposed a significant budget to complete the required development to start the operations of the Manh Choh mine, which is anticipated to begin production during the second half of 2024. The Company believes it has sufficient capital to reach production at the Manh Choh mine, with its cash on hand and the $22.5 million of availability under the Facility. Although there can be no guarantee that the Peak Gold JV will make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $29.9 million on the secured credit facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 14). If the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

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

Available Information

General information about the Company can be found on the Company’s website at www.contangoore.com. Our annual reports on Form 10-K, transition report on Form 10-KT, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the Company files or furnishes them to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a 30% owner of the Peak Gold JV, which operates the Manh Choh mine near Tok, Alaska. Ore from the mine is being trucked to the Fort Knox mill for processing via public roadways in state-of-the-art trucks carrying legal loads. Certain owners of vacation homes along the ore haul route and others claiming potential impact have organized a group to oppose the ore haul plan and disrupt the project. These efforts have included administrative appeals of certain state mine permits unrelated to ore haul. To date, those appeals have been unsuccessful. On October 20, 2023, the Committee for Safe Communities ("CSC"), an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit (the "Complaint") in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities (“DOT”). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV’s ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and is seeking expedited consideration of its motion. The Peak Gold JV is also in consultation with DOT on addressing the allegations raised. On November 9, 2023, the Court denied CSC's motion for expedited consideration of the motion for preliminary injunction. The Peak Gold JV filed a motion to intervene and on November 15, 2023, the Court granted such motion to intervene. The plaintiff’s motion for a preliminary injunction is fully briefed and awaiting decision by the Court. On December 15, 2023, the plaintiff filed a motion for a hearing on its motion for preliminary injunction, which has been fully briefed, and is awaiting decision by the Court. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery, which motions remain pending.

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in our Transition Report on Form 10-KT for the six-month period ended December 31, 2023, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “Item 2. Properties— Environmental Regulation and Permitting,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Transition Report on Form 10-KT for the six-month period ended December 31, 2023. The risks described in our Transition Report on Form 10-KT for the six-month period ended December 31, 2023 are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference (File No. 001-35770, unless otherwise indicated).

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Ex.	Filing Date

3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc.		8-K	000-54136	3.1	12/21/2012
4.3	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc.		8-K	001-35770	3.1	09/24/2020
4.4	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc.		8-K	001-35770	3.2	09/24/2020
4.5	Form of Convertible Debenture		8-K	001-35770	4.1	04/09/2022
4.6	Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.		8-K	001-35770	4.2	09/24/2020
4.7	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent.		8-K	001-35770	4.1	09/22/2021
4.8	Amendment No. 2 to Rights Agreement, dated as of August 31, 2022, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent.		8-K	001-35770	4.1	09/02/2022
4.9	Amendment No. 3 to Rights Agreement, dated as of September 13, 2023, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent.	X

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Ex.	Filing Date
4.10	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein.		8-K	001-35770	4.1	06/21/2021
4.11	Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd.		8-K	001-35770	4.1	08/25/2021
4.12	Form of Registration Rights Agreement dated as of December 23, 2022.		8-K	001-35770	4.1	12/23/2022
4.13	Form of Registration Rights Agreement dated as of January 19, 2023.		8-K	001-35770	4.1	01/19/2023
10.1

Waiver No. 2 and Amendment No. 4 to Credit and Guarantee Agreement and Amendment No. 2 to Security Agreement, dated January 31, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.

		X
10.2

Amendment No. 5 to Credit and Guarantee Agreement, Amendment No. 3 to Security Agreement and Joinder Agreement, dated February 16, 2024, among Core Alaska, LLC, Contango Ore, Inc. Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada Inc., ING Capital LLC and Macquarie Bank Limited.

		X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Filed herewith

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 14, 2024	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)