Form 10-Q
period 2024-06-30
Contango ORE, Inc.
filed 2024-08-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of August 13, 2024 was 12,145,408.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	June 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$24,118,918	$15,504,819
Restricted cash	234,433	232,572
Prepaid expenses and other	1,278,663	1,112,910
Total current assets	25,632,014	16,850,301

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	54,468,519	28,064,405
Property & equipment, net	13,279,522	13,326,347
Commitment fee	255,517	350,575
Total long-term assets	68,003,558	41,741,327

TOTAL ASSETS	$93,635,572	$58,591,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$790,613	$250,739
Accrued liabilities	1,976,353	2,241,087
Derivative contract liability	17,869,326	2,679,784
Debt, current portion	29,900,000	7,900,000
Total current liabilities	50,536,292	13,071,610

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,200,000	1,200,000
Asset retirement obligations	252,547	246,227
Contingent consideration liability	1,100,480	1,100,480
Derivative contract liability	33,727,276	20,737,997
Debt, net	44,698,449	36,779,859
Total non-current liabilities	80,978,752	60,064,563

TOTAL LIABILITIES	131,515,044	73,136,173

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 10,365,914 shares issued and 10,363,434 shares outstanding as of June 30, 2024; 9,454,233 shares issued and 9,451,753 shares outstanding as of December 31, 2023	103,658	94,542
Additional paid-in capital	140,150,016	124,451,067
Treasury stock at cost (2,480 at June 30, 2024; and 2,480 shares at December 31, 2023)	(48,308)	(48,308)
Accumulated deficit	(178,084,838)	(139,041,846)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(37,879,472)	(14,544,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$93,635,572	$58,591,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
EXPENSES:
Claim rental expense	$(128,117)	$(126,451)	$(256,234)	$(252,903)
Exploration expense	(35,788)	(1,010,453)	(122,432)	(1,262,380)
Depreciation expense	(26,996)	(33,859)	(53,992)	(68,073)
Accretion expense	(3,181)	(3,021)	(6,321)	(5,886)
Impairment from loss, net of recovery	—	(7,111)	—	(7,111)
General and administrative expense	(2,192,406)	(2,510,042)	(4,660,401)	(4,490,963)
Total expenses	(2,386,488)	(3,690,937)	(5,099,380)	(6,087,316)

OTHER INCOME/(EXPENSE):
Interest income	10,409	4,905	22,459	13,307
Interest expense	(2,920,550)	(615,979)	(4,951,364)	(1,063,489)
Loss from equity investment in Peak Gold, LLC	(695,633)	(6,720,000)	(835,886)	(11,810,000)
Unrealized loss on derivative contracts	(12,553,491)	—	(28,178,821)	—
Other income	—	606,499	—	606,499
Total other income/(expense)	(16,159,265)	(6,724,575)	(33,943,612)	(12,253,683)

NET LOSS	$(18,545,753)	$(10,415,512)	$(39,042,992)	$(18,340,999)

LOSS PER SHARE
Basic and diluted	$(1.90)	$(1.38)	$(4.03)	$(2.46)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	9,775,758	7,547,472	9,681,064	7,455,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,042,992)	$(18,340,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,312,179	1,332,867
Depreciation expense	53,992	68,073
Accretion expense	6,321	5,886
Impairment expense	—	7,111
Loss from equity investment in Peak Gold, LLC	835,886	11,810,000
Unrealized loss from derivative contracts	28,178,821	—
Interest expense paid in stock	200,048	438,877
Change in the fair value of contingent consideration	—	(606,500)
Amortization of debt discount and debt issuance fees	1,491,227	(144,689)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	(165,753)	402,689
Increase (decrease) in accounts payable and accrued liabilities	275,128	893,831
Net cash used in operating activities	(6,855,143)	(4,132,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(27,240,000)	(11,810,000)
Acquisition of Contango Lucky Shot Alaska, LLC	—	(719)
Acquisition of property and equipment	(7,167)	—
Net cash used by investing activities	(27,247,167)	(11,810,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(39,496)
Cash proceeds from warrant exercise	—	6,886,000
Cash proceeds from debt	30,000,000	7,647,500
Debt issuance costs	(1,477,569)	(1,634,973)
Cash proceeds from common stock issuance, net	14,195,839	5,965,582
Net cash provided by financing activities	42,718,270	18,824,613

NET INCREASE IN CASH	8,615,960	2,881,040
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	15,737,391	8,996,154
CASH AND RESTRICTED CASH, END OF PERIOD	$24,353,351	$11,877,194

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$2,762,152	$607,787
Non-cash investing and financing activities
Commitment fee dercognized and added to debt discount	453,124	—
Total non-cash investing and financing activities	$453,124	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at March 31, 2024	9,616,084	$96,160	$125,441,413	$(48,308)	$(159,539,085)	$(34,049,820)
Stock-based compensation	—	—	641,554	—	—	641,554
Common stock issuance	744,843	7,448	13,110,679	—	—	13,118,127
Cost of common stock issuance	—	—	(1,290,352)	—	—	(1,290,352)
Issuance of warrants	—	—	2,146,722	—	—	2,146,722
Stock issued for convertible note interest payment	4,987	50	100,000	—	—	100,050
Net loss for the period	—	—	—	—	(18,545,753)	(18,545,753)
Balance at June 30, 2024	10,365,914	$103,658	$140,150,016	$(48,308)	$(178,084,838)	$(37,879,472)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at March 31, 2023	7,306,718	$73,067	$82,063,409	$—	$(87,860,026)	$(5,723,550)
Stock-based compensation	—	—	725,049	—	—	725,049
Common stock issuance	158,461	1,585	4,203,606	—	—	4,205,191
Cost of common stock issuance	—	—	(550,609)	—	—	(550,609)
Treasury shares issued in common stock issuance	1,527	15	—	(138,886)	—	(138,871)
Warrants	313,000	3,130	5,855,642	—	—	5,858,772
Warrant modification	—	—	(382,769)	—	—	(382,769)
Fair value of warrants issued with common stock	—	—	1,409,997	—	—	1,409,997
Treasury shares issued for convertible note interest payment	—	—	—	(100,000)	—	(100,000)
Stock issued for convertible note interest payment	3,511	35	99,958	238,886	—	338,879
Treasury shares withheld for employee taxes	(1,527)	(15)	—	—	—	(15)
Net loss for the period	—	—	—	—	(10,415,512)	(10,415,512)
Balance at June 30, 2023	7,781,690	$77,817	$93,424,283	$—	$(98,275,538)	$(4,773,438)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)
Stock-based compensation	—	—	1,312,179	—	—	1,312,179
Restricted stock activity	144,500	1,445	(1,445)	—	—	—
Common stock issuance	755,865	7,558	13,338,168	—	—	13,345,726
Cost of common stock issuance	—	—	(1,296,610)	—	—	(1,296,610)
Issuance of warrants	—	—	2,146,722	—	—	2,146,722
Stock issued for convertible note interest payment	11,316	113	199,935	—	—	200,048
Net loss for the period	—	—	—	—	(39,042,992)	(39,042,992)
Balance at June 30, 2024	10,365,914	$103,658	$140,150,016	$(48,308)	$(178,084,838)	$(37,879,472)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2022	7,101,395	$71,014	$79,086,142	$—	$(79,934,539)	$(777,383)
Stock-based compensation	—	—	1,332,867	—	—	1,332,867
Restricted stock activity	85,166	851	(851)	—	—	—
Common stock issuance	275,961	2,760	6,074,768	—	—	6,077,528
Cost of common stock issuance	—	—	(589,609)	—	—	(589,609)
Treasury shares issued in common stock issuance	—	—	—	39,481	—	39,481
Warrants	313,000	3,130	5,855,642	—	—	5,858,772
Warrant modification	—	—	(382,769)	—	—	(382,769)
Fair value of warrants issued with common stock	—	—	1,848,179	—	—	1,848,179
Treasury shares issued for convertible note interest payment	—	—	—	(238,886)	—	(238,886)
Stock issued for convertible note interest payment	7,695	77	199,914	238,886	—	438,877
Treasury shares withheld for employee taxes	(1,527)	(15)	—	(39,481)	—	(39,496)
Net loss for the period	—	—	—	—	(18,340,999)	(18,340,999)
Balance at June 30, 2023	7,781,690	$77,817	$93,424,283	$—	$(98,275,538)	$(4,773,438)

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

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022. Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project. Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis. The Peak Gold JV management committee (the “JV Management Committee”) has approved budgets for 2023 and 2024, with cash calls totaling approximately to $248.1 million, of which the Company’s share is approximately $74.5 million. The Company had to contribute an unbudgeted cash call in July 2024 for $4.1 million. As of June 30, 2024, the Company has funded $74.5 million of the budgeted cash calls and the $4.1 million unbudgeted cash call in July 2024. The Company does not anticipate any further cash calls.

The Lucky Shot project remains in care and maintenance as the Company plans a surface and underground drilling program for 2025.

On the Shamrock and Eagle/Hona Properties, the Company conducted surface mapping and sampling programs during 2021.

The Company’s fiscal year end is December 31. On November 14 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2023.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-KT for the six-month period ended December 31, 2023 and its Form 10-K for the fiscal year ended June 30, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

3. Liquidity

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. The JV Management Committee approved a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production early in the third quarter of 2024. In 2024, it is anticipated that there will be $31.3 million of capital calls to the Peak Gold JV to reach production, $27.2 million of such amount has already been funded by the Company as of June 30, 2024 and the remaining $4.1 million was funded as of July 31, 2024. As of June 30, 2024, the Company has funded $74.5 million of the 2023 and 2024 capital calls to the Peak Gold JV and $78.6 million as of July 31, 2024, of which $60.0 million was funded from the Facility (as defined below). The Company believes it has sufficient capital to continue production at the Manh Choh mine, with its cash on hand and the $5.0 million of availability under the Facility. The Manh Choh mine has commenced production in July 2024 and the Project remains on track to deliver its planned production this year. The Company anticipates no further cash calls to the Peak Gold JV. Although there can be no guarantee that the Peak Gold JV will make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $29.9 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 13). The Company made a $2.0 million principal payment towards the Facility in July 2024. If the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-KT for the six-month ended December 31, 2023 for a summary of the Company's significant accounting policies, as there have been no changes to the Company's significant accounting polices since the time of that filing.

5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of June 30, 2024 the Company has contributed approximately $102.2 million to the Peak Gold JV. As of June 30, 2024 the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of June 30, 2024:

Investment
in Peak Gold, LLC
Investment balance at June 30, 2023	$—
Investment in Peak Gold, LLC	34,380,000
Loss from equity investment in Peak Gold, LLC	(6,315,595)
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold, LLC	15,450,000
Loss from equity investment in Peak Gold, LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152
Investment in Peak Gold, LLC	11,790,000
Loss from equity investment in Peak Gold, LLC	(695,633)
Investment balance at June 30, 2024	$54,468,519

The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and six month periods ended June 30, 2024 and 2023 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Total expenses	2,318,775	4,534,216	2,786,285	5,214,801
NET LOSS	$2,318,775	$4,534,216	$2,786,285	$5,214,801

The Company’s share of the Peak Gold JV’s results of operations for the three and six months ended June 30, 2024 was a loss of approximately $0.7 million and 0.8 million respectively. The Company’s share in the results of operations for the three and six months ended June 30, 2023 was a loss of approximately $6.7 million and $11.8 million respectively. The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of June 30, 2024, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses which allowed the Company to recognize its investment of $54.5 million. As of June 30, 2023, the Company’s share of the Peak Gold JV’s cumulative losses was $44.8 million, which exceeded the Company's cumulative investment in the Peak Gold JV and caused the equity method of accounting to be suspended, which resulted in suspended losses and an investment balance of $0. In such a situation, the portion of cumulative loss that exceeds the investment is suspended and recognized against earnings in the future periods.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $1,278,663 and $1,112,910 as of June 30, 2024 and December 31, 2023, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, legal fees related to acquisition work, and claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended June 30,
	2024			2023
		Weighted Average	Loss		Weighted Average	Loss Per
	Net Loss	Shares	Per Share	Net Loss	Shares	Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(18,545,753)	9,775,758	$(1.90)	$(10,415,512)	7,547,472	$(1.38)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(18,545,753)	9,775,758	$(1.90)	$(10,415,512)	7,547,472	$(1.38)

	Six Months Ended June 30,
	2024			2023
		Weighted Average	Loss		Weighted Average	Loss Per
	Net Loss	Shares	Per Share	Net Loss	Shares	Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(39,042,992)	9,681,064	$(4.03)	$(18,340,999)	7,455,691	$(2.46)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(39,042,992)	9,681,064	$(4.03)	$(18,340,999)	7,455,691	$(2.46)

Options and warrants to purchase 866,875 shares of common stock of the Company were outstanding as of June 30, 2024, and 501,000 shares as of June 30, 2023. These options and warrants were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2024 and 2023 due to being anti-dilutive.

8. Stockholders’ Equity (Deficit)

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of June 30, 2024, 10,363,434 shares of common stock were outstanding, including 429,153 shares of unvested restricted stock. As of June 30, 2024, options and warrants to purchase 866,875 shares of common stock of the Company were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between August 2024 and January 2027.

ATM Program

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Program”). Sales of the Company's common stock under the ATM Program are made, pursuant to the Company’s effective shelf registration statement on Form S-3. Such sales may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. The Company sold 24,115 shares during the six-month period ended June 30, 2024 and 211,376 between June 2023 to December 2023 of common stock pursuant to the Sales Agreement for net proceeds of approximately $0.5 million and $5.2 million, respectively. $34.3 million of the Company's common stock remains available for sale under the ATM Program as of June 30, 2024.

Underwritten Offerings

On June 10, 2024, the Company entered into an underwriting agreement with Canaccord Genuity LLC and Cormark Securities Inc. (collectively, the "June 2024 Underwriters"), relating to the underwritten public offering (the “ June 2024 Offering”) of 731,750 units (the "Units") of the Company at a price of $20.50 per Unit. Each Unit consists of (i) one share of the Company's common stock and (ii) one-half of one accompanying warrant. Each whole accompanying warrant is exercisable to purchase one share of the Company's common stock at a price of $26.00 per warrant, exercisable for a period of 36 months. The June 2024 Underwriters agreed to purchase the Units from the Company pursuant to the June 2024 Underwriting Agreement at a price of $19.37 per Unit, which included a 5.5% underwriting discount. The fair value of each warrant was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.57%; (ii) expected life of 3.0 years; (iii) expected volatility of 57.0%; and (iv) expected dividend yield of 0%. The net proceeds from the June 2024 Offering were $13.7 million after deducting underwriting discounts and commissions and offering expenses. The June 2024

Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The June 2024 Offering closed on June 12, 2024.

On July 24, 2023, the Company entered into an underwriting agreement (the “July 2023 Underwriting Agreement”) with Maxim Group LLC and Freedom Capital Markets (collectively, the “July 2023 Underwriters”), relating to an underwritten public offering (the “July 2023 Offering”) of 1,600,000 shares (the “Underwritten Shares”) of the Company’s common stock at a price of $19.00 per share. The July 2023 Underwriters agreed to purchase the Underwritten Shares from the Company pursuant to the July 2023 Underwriting Agreement at a price of $17.77 per share, which included a 6.5% underwriting discount. The net proceeds from the July 2023 Offering were $28.2 million after deducting underwriting discounts and commissions and offering expenses. The July 2023 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The July 2023 Offering closed on July 26, 2023.

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

The Rights Agreement had an initial term of one year, expiring on September 22, 2021.The Company's board of directors has approved several amendments to the Rights Agreement, extending the term of the Rights Agreement to September 23, 2024.

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	June 30, 2024	December 31, 2023
Mineral properties	N/A - Units of Production	$11,700,726	$11,700,726
Land	Not Depreciated	87,737	87,737
Buildings and improvements (years)	20 - 39	1,455,546	1,455,546
Machinery and equipment (years)	3 - 10	295,471	287,635
Vehicles (years)	5	135,862	135,862
Computer and office equipment (years)	5	22,902	23,571
Furniture & fixtures (years)	5	2,270	2,270
Less: Accumulated depreciation and amortization		(298,856)	(244,864)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$13,279,522	$13,326,347

10. Stock-Based Compensation

On September 15, 2010, the Company's board of directors adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaces the 2010 Plan with respect to new grants by the Company. Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (473,026 shares as of June 30, 2024), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of June 30, 2024, there were 429,153 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plans. Stock-based compensation expense for the three and six months ended June 30, 2024 were $0.6 million and $1.3 million respectively. Stock-based compensation expense for the three and six months ended June 30, 2023 were $0.7 million and $1.3 million respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-KT for the six-month period ended December 31, 2023. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look-back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and does not anticipate declaring dividends on its common stock. The expected term of the options granted represents the period of time that the options are expected to be outstanding. The simplified method is used to estimate the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options in the six months ended June 30, 2024 or for the six-month period ended December 31, 2023. As of June 30, 2024, the total unrecognized compensation cost related to nonvested stock options was $0. As of June 30, 2024, the stock options had a weighted average remaining life of 0.56 years.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted in the six months ended June 30, 2024 and June 30, 2023 was $2.3 million and $2.2 million, respectively.

As of June 30, 2024, there were 429,153 shares of such restricted stock that remained unvested and the total compensation cost related to nonvested restricted share awards not yet recognized was $2,753,591. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of June 30, 2024 and December 31, 2023:

Number of restricted shares unvested
Balance - January 01, 2024	433,528
Restricted shares granted	144,500
Restricted shares vested	(148,875)
Balance - June 30, 2024	429,153

Balance - July 01, 2023	429,376
Restricted shares granted	10,819
Restricted shares vested	(6,667)
Balance - December 31, 2023	433,528

A summary of the status of stock options granted under the Equity Plans as of June 30, 2024 and changes during the six months then ended, is presented in the table below:

	Six Months Ended
	June 30, 2024
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2023	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$442,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$442,000
Available for grant, end of period	473,026
Weighted average fair value per share of options granted during the period	$—

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2023-2024 assessment year totaled $362,465. The Company paid the current year claim rentals in October 2023. The associated rental expense is amortized over the rental claim period, September 1 through August 31 of each year. As of June 30, 2024, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.

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

Retention Agreements. In February 2019, the Company entered into retention agreements with its then Chief Executive Officer, Brad Juneau, for payments in the amount of $1,000,000 upon the occurrence of certain conditions (collectively, the "Retention Agreement"). The Retention Agreement is triggered upon a change of control (as defined in the applicable Retention Agreement), provided that the recipient is employed by the Company when the change of control occurs. On February 6, 2020, the Company entered into amendments to the Retention Agreement to extend the term of the change of control period from August 6, 2020 until August 6, 2025. Mr. Juneau will receive a payment of $1,000,000, upon a change of control that takes place prior to August 6, 2025. On June 10, 2020, the Company entered into a retention payment agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer, providing for a payment in an amount of $350,000 upon the occurrence of certain conditions (the "Retention Payment Agreement"). The Retention Payment Agreement is triggered upon a change of control (as defined in the Retention Payment Agreement) which occurs on or prior to August 6, 2025, provided that Mr. Van Nieuwenhuyse is employed by the Company when the change of control occurs.

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

Committee for Safe Communities Complaint On October 20, 2023, the Committee for Safe Communities (“CSC”), an Alaskan non-profit corporation inclusive of certain vacation homeowners along the Manh Choh ore haul route and others, filed suit in the Superior Court for the State of Alaska in Fairbanks, Alaska (the “Superior Court”) against the State of Alaska, Department of Transportation and Public Facilities (the “DOT”), seeking injunctive relief with respect to CSC’s oversight of the Peak Gold JV’s ore haul plan. Ore from the Manh Choh mine is being trucked to the Fort Knox mill for processing via public roadways in state-of-the-art trucks carrying legal loads. The complaint alleges that the DOT has approved a haul route and trucking plan for the Manh Choh project that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, CSC filed a motion for preliminary injunction. On November 9, 2023, the Peak Gold JV filed a motion to intervene in this lawsuit, which was granted on November 15, 2023. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff’s motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court’s Order on the motion for judgment on the pleadings, which Peak Gold joined. At a scheduling conference on July 16, 2024, the Court ordered plaintiff to respond to the motion for reconsideration and set a trial for August 11, 2025.

12. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of June 30, 2024 and December 31, 2023 and has recognized zero income tax expense for the three and six months ended June 30, 2024 and June 30, 2023. The effective tax rate was 0% for the three and six months ended June 30, 2024 and 2023. The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book loss and an immaterial amount of taxable income due to the limitation of federal and Alaska NOLs to 80% of taxable income for its fiscal year end, December 31, 2024. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2024 or December 31, 2023.

13. Debt

The table below shows the components of Debt, net as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Secured Debt Facility
Principal amount	$60,000,000	$30,000,000
Unamortized debt discount	(2,142,857)	(2,411,532)
Unamortized debt issuance costs	(2,801,809)	(2,394,168)
Debt, net	$55,055,334	$25,194,300

Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(368,440)	(414,854)
Unamortized debt issuance costs	(88,445)	(99,587)
Debt, net	$19,543,115	$19,485,559
Total Debt, net	$74,598,449	$44,679,859
Less current portion	$29,900,000	$7,900,000
Non-current debt, net	$44,698,449	$36,779,859

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

The Credit Agreement will mature on December 31, 2026 (the “Maturity Date”) and will be repaid via quarterly repayments over the life of the loan. The Facility has an upfront fee and a production linked arrangement fee based upon the projected total production of gold ounces in the base case financial model delivered on the closing date, payable quarterly based on attributable production, with any balance due upon the maturity or termination of the Credit Agreement. The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to hedge approximately 125,000 ounces of its attributable gold production from Manh Choh. On August 2, 2023, CORE Alaska entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce, which satisfied the condition of the second borrowing. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026. The Company has commenced delivery into those hedge agreements in July 2024. See Note 14 - Derivatives and Hedging Activities in the Company's Form 10-KT for the six-month period ended December 31, 2023.

Term loans, which can be made quarterly are to be used only to finance cash calls to the Peak Gold JV, fund the debt service reserve account, pay corporate costs in accordance with budget and base case financial model and fees and expenses in connection with the loan. Liquidity loans, which can be made once a month, are to be used for cost overruns. Any outstanding liquidity loans must be repaid on July 31, 2025. As of June 30, 2024, the Company did not have any liquidity loans outstanding.

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

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to November 1, 2025 are the last day of July, October, January and April; thereafter the payment dates are the last day of March, June, September and December. The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin. The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of May 17, 2023. As of June 30, 2024, the Company had unused borrowing commitments of $5.0 million.

Borrowings under the Facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million. As of June 30, 2024, the unamortized discount and issuance costs were $2.1 million and $2.8 million, respectively, and the carrying amount, net of the unamortized discount and issuance costs was $55.1 million. As of December 31, 2023, the unamortized discount and issuance costs were $2.4 million and $2.4 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $25.2 million. The fair value of the debt (Level 2) as of June 30, 2024 and December 31, 2023 was $60.0 million and $30.0 million, respectively. The Company recognized interest expense totaling $4.0 million related to this debt for the six months ended June 30, 2024 (inclusive of approximately $2.6 million of contractual interest, and approximately $1.4 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $0.2 million related to this debt for the six months ended June 30, 2023 (inclusive of approximately $145,000 of contractual interest, and approximately $17,000 related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 11.50% as of June 30, 2024 and 11.58% as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the effective interest rate for the amortization of the discount and issuance costs was 7.3% and 5.6%, respectively.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement, as amended also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00, (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company is also required to maintain a minimum cash balance of $2 million. As of June 30, 2024, the Company was in compliance with, or has received waiver or consent from ING and Macquarie, all of the required debt covenants. The waivers and consents primarily related to the Company's entry into transactions that required conditions to be modified under the Credit Agreement.

As of June 30, 2024, the Company had drawn a total of $60.0 million on the Facility. The Company made a $2.0 million principal repayment in July 2024 and is scheduled to repay $5.9 million for remainder of 2024, $42.6 million in 2025 and the remaining $9.5 million to be paid quarterly thru December 31, 2026. Future draws on the term loan facility are subject to certain additional conditions being met. The Company entered into amendments to the Credit Agreement extending the time for the Company to satisfy the remaining conditions to a second borrowing on the Facility, and satisfied such conditions as of the date of this filing.

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

The Debenture carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million. As of June 30, 2024 and December 31, 2023, the unamortized discount and issuance costs were $0.5 million and $0.5 million, respectively. The carrying amount of the debt at June 30, 2024 and December 31, 2023, net of the unamortized discount and issuance costs was $19.5 million and $19.5 million respectively. The fair value of the Debenture (Level 2) as of June 30, 2024 and December 31, 2023 was $20.0 million. The Company recognized interest expense totaling $1.0 million related to this debt for the six months ended June 30, 2024 (inclusive of approximately $900,000 of contractual interest, and approximately $58,000 related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $0.9 million related to this debt for the six months ended June 30, 2023 (inclusive of approximately $800,000 of contractual interest, and approximately $100,000 related to the amortization of the discount and issuance fees).The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The effective interest rate for the amortization of the discount and issuance costs as of June 30, 2024 and December 31, 2023 were 0.6% and 0.6%, respectively. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features. The Company concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at June 30, 2024 and December 31, 2023 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

14. Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under the Credit Agreement, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026, and represent approximately 42% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

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

As of June 30, 2024, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2024	Gold	21,100	$2,025
2025	Gold	62,400	$2,025
2026	Gold	41,100	$2,025

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

		As of June 30, 2024			As of December 31, 2023
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(17,869,326)	$—	$(17,869,326)	$(2,679,784)	$—	$(2,679,784)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(33,727,276)	$—	$(33,727,276)	$(20,737,997)	$—	$(20,737,997)

As of June 30, 2024, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $51,596,602. As of June 30, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2024, it could have been required to settle its obligations under the agreements at their termination value of $51,596,602.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Unrealized Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Commodity Contracts	Unrealized loss on derivative contracts	$(12,553,491)	$—	$(28,178,821)	$—
Total		$(12,553,491)	$—	$(28,178,821)	$—

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

15. Fair Value Measurement

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the quarter ended June 30, 2024.

Fair Value on a Recurring Basis

The Company performs fair value measurements on a recurring basis for the following:

Derivative Financial Instruments - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company's potential derivative financial instruments include features embedded within its convertible debenture with Queens Road Capital (see Note 13). These measurements were not material to the Consolidated Financial Statements. The Company also has hedging agreements in place to manage its exposure to changes in gold prices.

Derivative Hedges - As discussed in Note 14, the Company has entered into hedge agreements with delivery obligations of gold ounces. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The derivative hedges are mark-to-market with changes in estimated value driven by forward commodity prices.

Contingent Consideration - As discussed in Note 11, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. The fair value of this contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds.

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

As of June 30, 2024	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$—	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$17,869,326	$—
Derivative Liability - noncurrent	$—	$33,727,276	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

As of December 31, 2023
Financial Assets
Derivative contract asset - current	$—	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$2,679,784	$—
Derivative Liability - noncurrent	$—	$20,737,997	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

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

16. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses:
Marketing and investor relations	$169,904	$58,866	$250,899	$181,359
Office and administrative costs	52,506	72,819	115,049	146,543
Insurance	286,010	267,921	609,176	490,376
Professional fees	286,804	623,519	705,612	791,579
Regulatory fees	76,389	93,162	184,282	172,592
Salaries and benefits	433,385	439,234	996,529	921,688
Stock-based compensation	641,554	725,049	1,312,179	1,332,867
Travel	95,854	58,222	186,675	97,709
Director fees	150,000	171,250	300,000	356,250
Total	$2,192,406	$2,510,042	$4,660,401	$4,490,963

17. Subsequent Events

HighGold Acquisition

On May 1, 2024, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) by and among the Company, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia and a wholly owned subsidiary of the Company, and HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”), pursuant to which the Company acquired 100% of the outstanding equity interests of HighGold (the “HighGold Acquisition”) by way of a court approved plan of arrangement under the Business Corporations Act (British Columbia). The HighGold Acquisition, which was approved by HighGold shareholders at HighGold’s special meeting held on June 27, 2024, was subsequently approved by the Supreme Court of British Columbia on July 2, 2024.

On July 10, 2024, the Company completed the HighGold Acquisition and, as contemplated by the Arrangement Agreement, each HighGold share of common stock was exchanged for 0.019 shares of Contango common stock, par value $0.01 per share (the “common stock”). HighGold options were also exchanged, directly or indirectly, for Contango shares of common stock, based on the fair market value of the HighGold options prior to the closing date. Upon closing of the HighGold Acquisition, the Company issued an aggregate of 1,698,887 shares of Contango common stock, with a value of approximately $33.4 million, to HighGold shareholders in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. Such exemption was based on the final order of the Supreme Court of British Columbia issued on July 2, 2024, approving the Acquisition following a hearing by the court which considered, among other things, the fairness of the Acquisition to the persons affected. Upon completion of the Acquisition, existing Contango shareholders own approximately 85.9% and HighGold shareholders own approximately 14.1% of the combined company.

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company has agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Alaska Acquisition”).

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. As contemplated by the stock purchase agreement entered into with Avidian, the initial purchase price of $2,400,000 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $2,000,000 in shares of Contango common stock, with $250,000 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency and (iii) $200,000 of the Cash Consideration to be paid on or before the six-month anniversary of the closing date. The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

Committee for Safe Communities Complaint

On July 3, 2024, the DOT filed motion for reconsideration as to the Court’s Order on the motion for judgment on the pleadings, which Peak Gold joined. At a scheduling conference on July 16, 2024, the Court ordered plaintiff to respond to the motion for reconsideration and set a trial for August 11, 2025.

Dot Lake Complaint

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway (“Dot Lake”), filed a complaint in the U.S District Court for the District of Alaska against U.S. Army Corps of Engineers (the “Corps”) and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The complaint seeks declaratory and injunctive relief based on the Corps’ alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps’ issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the complaint and it is evaluating its options with respect to protecting its interests in continuing to operate the Manh Choh mine.

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
•
New governmental laws and regulations; and
•
Pending and future litigation.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, of this Form 10-Q and Part I, Item 1A. Risk Factors, in our Transition Report on Form 10-KT for the six-month period ended December 31, 2023, these factors include among others:

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
•
Operational constraints and delays;
•
Exploration and operational risks associated with the mining industry;
•
Timing and successful discovery of natural resources;

•
Declines and variations in the price of gold and associated minerals, as well as price volatility for natural resources;
•
Availability of operating equipment;
•
Weather;
•
Ability to find and retain skilled personnel;
•
Restrictions on mining activities;
•
Federal and state legislation and regulation that affects mining development and activities;
•
Impact of new and potential legislative and mining operating and safety standards;
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

Second Quarter 2024 Highlights and Recent Developments

Manh Choh Project

The Company’s Manh Choh Project continued ore mining and stockpiling at the Fort Knox facility during the quarter. On July 8, 2024, Manh Choh achieved a significant milestone and poured its first gold bar, on schedule.

Ore transportation has ramped up to planned volumes, full commissioning of the modifications at the Fort Knox mill is expected in the third quarter and the project remains on track to deliver its planned production this year.

Johnson Tract Project

On July 30, 2024 the Company announced the start of a surface drilling campaign at the Johnson Tract property. The 2024 surface exploration drilling targets 3,000 meters (~9,850 ft) across 20 drill holes and is designed to in-fill the upper one-third of the near vertical resource. In parallel with the in-fill drilling, selected holes will undergo hydrological testing and monitoring to characterize the overall surficial and deposit hydrology and water quality. In addition to assaying the core, selected drill core will undergo advanced metallurgical, geochemical, and specific gravity tests to assist in building a geometallurgical model for the deposit. Camp opened in mid-July and the drilling program is expected to last approximately three months.

Lucky Shot Project

The Lucky Shot project remains in care and maintenance as the Company plans a surface and underground drilling program for 2025.

All other projects are in the exploration stage.

HighGold Acquisition

On May 1, 2024, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) by and among the Company, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia and a wholly owned subsidiary of the Company, and HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”), pursuant to which the Company acquired 100% of the outstanding equity interests of HighGold (the “HighGold Acquisition”) by way of a court approved plan of arrangement under the Business Corporations Act (British Columbia). The HighGold Acquisition, which was approved by HighGold shareholders at HighGold’s special meeting held on June 27, 2024, was subsequently approved by the Supreme Court of British Columbia on July 2, 2024.

On July 10, 2024, the Company completed the HighGold Acquisition and, as contemplated by the Arrangement Agreement, each HighGold share of common stock was exchanged for 0.019 shares of Contango common stock, par value $0.01 per share (the “common stock”). HighGold options were also exchanged, directly or indirectly, for Contango shares of common stock, based on the fair market value of the HighGold options prior to the closing date. Upon closing of the HighGold Acquisition, the Company issued an aggregate of 1,698,887 shares of Contango common stock, with a value of approximately $33.4 million, to HighGold shareholders in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. Such exemption was based on the final order of the Supreme Court of British Columbia issued on July 2, 2024, approving the Acquisition following a hearing by the court which considered, among other things, the fairness of the Acquisition to the persons affected. Upon completion of the Acquisition, existing Contango shareholders own approximately 85.9% and HighGold shareholders own approximately 14.1% of the combined company.

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company has agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Alaska Acquisition”).

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. As contemplated by the stock purchase agreement entered into with Avidian, the initial purchase price of $2,400,000 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $2,000,000 in shares of Contango common stock, with $250,000 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency and (iii) $200,000 of the Cash Consideration to be paid on or before the six-month anniversary of the closing date. The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

Underwritten Offering

On June 10, 2024, the Company entered into an underwriting agreement with Canaccord Genuity LLC and Cormark Securities Inc. (collectively, the “June 2024 Underwriters”), relating to an underwritten public offering (the “June 2024 Offering”) of 731,750 units (the “Units”) of the Company at a price of $20.50 per Unit. Each Unit consisted of (i) one share of the Company's common stock and (ii) one-half of one accompanying warrant. Each whole accompanying warrant is exercisable to purchase one share of the Company's common stock at a price of $26.00 per warrant, exercisable for a period of 36 months. The June 2024 Underwriters agreed to purchase the Units from the Company pursuant to the June 2024 Underwriting Agreement at a price of $19.37 per Unit, which included a 5.5% underwriting discount. The net proceeds from the June 2024 Offering were $13.7 million after deducting underwriting discounts and commissions and offering expenses. The June 2024 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The June 2024 Offering closed on June 12, 2024.

Committee for Safe Communities Complaint

On October 20, 2023, the Committee for Safe Communities (“CSC”), an Alaskan non-profit corporation inclusive of certain vacation homeowners along the Manh Choh ore haul route and others, filed suit in the Superior Court for the State of Alaska in Fairbanks, Alaska (the “Superior Court”) against the State of Alaska, Department of Transportation and Public Facilities (the “DOT”), seeking injunctive relief with respect to CSC’s oversight of the Peak Gold JV’s ore haul plan. Ore from the Manh Choh mine is being trucked to the Fort Knox mill for processing via public roadways in state-of-the-art trucks carrying legal loads. The complaint alleges that the DOT has approved a haul route and trucking plan for the Manh Choh project that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, CSC filed a motion for preliminary injunction. On November 9, 2023, the Peak Gold JV filed a motion to intervene in this lawsuit, which was granted on November 15, 2023. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff’s motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court’s Order on the motion for judgment on the pleadings, which Peak Gold joined. At a scheduling conference on July 16, 2024, the Court ordered plaintiff to respond to the motion for reconsideration and set a trial for August 11, 2025.

Dot Lake Complaint

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway (“Dot Lake”), filed a complaint in the U.S District Court for the District of Alaska against U.S. Army Corps of Engineers (the “Corps”) and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The complaint seeks declaratory and injunctive relief based on the Corps’ alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps’ issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the complaint and it is evaluating its options with respect to protecting its interests in continuing to operate the Manh Choh mine.

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

The Lucky Shot Property and the Minerals Property are collectively referred to in this Quarterly Report on Form 10-Q as the “Contango Properties”.

The Company’s Manh Choh Project achieved a significant milestone on July 8, 2024 and poured its first gold bar.The ore mining continues along with stockpiling ore at the Fort Knox facility. The Project is on schedule and full commissioning of the modifications at the Fort Knox mill is expected in the third quarter. The Project remains on track to deliver its planned production this year. All other projects are in the exploration stage.

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

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022. Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project. Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis. The Peak Gold JV management committee (the “JV Management Committee”) has approved budgets for 2023 and 2024, with cash calls totaling approximately $248.1 million, of which the Company’s share is approximately $74.5 million. As of June 30, 2024, the Company has funded $74.5 million of the budgeted cash calls. On May 15, 2023, the Peak Gold JV received approval of its Waste Management Plan, Plan of Operations, and Reclamation and Closure Plan from the State of Alaska Departments of Environmental Conservation and Natural Resources. Construction is essentially complete, on budget and on schedule for production in the second half of 2024. Mining activities are well underway including the commencement of ore mining and stockpiling. Transportation of ore to Fort Knox, where it will be processed, has commenced and will gradually increase throughout the first half of the year. Modifications to the Fort Knox mill continue to progress on schedule and on budget. Construction of the conveyors and associated buildings are complete, along with interior piping and mechanical installations. Full commissioning of the modificaitons at the Fort Knox mill is expected in the third quarter of this year. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies. Peak Gold JV production commenced at Manh Choh in the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 4.5 years.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of June 30, 2024, the Company’s directors and executives beneficially own approximately 13.9% of the Company’s common stock.

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

Results of Operations

As of June 30, 2024, neither the Company nor the Peak Gold JV has commenced producing commercially marketable minerals. Neither the Company nor the Peak Gold JV has generated any revenue from mineral sales or operations, including any reoccuring source of revenue. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund future exploration, and repay debt obligations and related interest, and working capital requirements. In the future, the Company and the Peak Gold JV may generate revenue from a combination of mineral sales and other payments resulting from any commercially recoverable minerals from the Manh Choh Project. On July 8, 2024, the Peak Gold JV poured its first gold bar. The ore mining continues along with stockpiling ore at the Fort Knox facility. The Project is on schedule and full commissioning of the modifications at the Fort Knox mill is expected in the third quarter. The Project remains on track to deliver its planned production this year. If the Company’s properties or the Manh Choh Project fail to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the three months ended June 30, 2024 and 2023, claim rental expense were $0.1 million and $0.1 million respectively.

Exploration Expense. Exploration expense for the three months ended June 30, 2024 was $0.1 million compared to $1.0 million for the three months ended June 30, 2023. Current and prior period exploration expense relates to care and maintenance work performed on our Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2024 and 2023 were $2.2 million and $2.5 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, regulatory fees, payroll and stock-based compensation expense.

Loss from Equity Investment in the Peak Gold JV. The loss from the Company’s equity investment in the Peak Gold JV for the three months ended June 30, 2024 and 2023 was $1.0 million and $6.7 million, respectively. The capital contributions for the three months ended June 30, 2024 and 2023 was $11.8 million and $6.7 million, respectively. The capital contributions are higher for three months ended June 30, 2024 compared to June 30, 2023 as operations are ramping up at the Manh Choh project with ore and waste mining ongoing and focus on capital improvements at the Fort Knox mill facility. There were no suspended losses as of June 30, 2024.

Interest Expense. For the three months ended June 30, 2024 interest expense was $2.9 million related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest expense related to the Company’s cumulative $60.0 million draw-down on the Facility. Prior year interest expense of $1.0 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $10 million draw-down on the Facility. See Note 13 - Debt.

Loss on Derivative Contracts. The Company incurred a non-cash loss of $12.6 million during the threre months ended June 30, 2024 related to derivative contracts compared to $0 during the three months ended June 30, 2023. The Company did not enter into any derivative contracts until July 2023 (see Note 14 - Derivative and Hedging Activities).

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the six months ended June 30, 2024 and 2023, claim rental expense was $0.3 million and $0.3 million respectively.

Exploration Expense. Exploration expense for the six months ended June 30, 2024 was $0.1 million compared to $1.3 million for the six months ended June 30, 2023. Current and prior period exploration expense relates to care and maintenance work performed on our Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2024 and 2023 were $4.7 million and $4.5 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, regulatory fees, payroll and stock-based compensation expense. General and administrative expenses were slightly higher for the six months ended June 30, 2024, as a result of a surety bond requirement for the Manh Choh Project.

Loss from Equity Investment in the Peak Gold JV. The loss from the Company’s equity investment in the Peak Gold JV for the six months ended June 30, 2024 and 2023 was $1.0 million and $11.8 million, respectively. The capital contributions for the six months ended June 30, 2024 and 2023 was $27.2 million and $11.8 million, respectively. The capital contributions are higher for six months ended June 30, 2024 compared to June 30, 2023 as operations are ramping up at the Manh Choh project with ore and waste mining ongoing and focus on capital improvements at the Fort Knox mill facility. There were no suspended losses as of June 30, 2024.

Interest Expense. For the six months ended June 30, 2024 interest expense was $5.0 million related to the Debenture and interest expense related to the Company’s cumulative $60.0 million draw-down on the Facility. Prior year interest expense of $1.1 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $10 million draw-down on the Facility. See Note 13 - Debt.

Loss on Derivative Contracts. The Company incurred a non-cash loss of $28.2 million during the six months ended June 30, 2024 related to derivative contracts compared to $0 during the six months ended June 30, 2023. The Company did not enter into any derivative contracts until July 2023 (see Note 14 - Derivative and Hedging Activities).

Liquidity and Capital Resources

As of June 30, 2024, the Company had approximately $24.3 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, repayment of interest related to debt and exploration expenditures on the Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, and the proceeds from the Facility (see Note 8 - Stockholders' Equity (Deficit) and Note 13 - Debt, for a discussion of the recent activity).

The JV Management Committee has proposed a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production during the second half of 2024. On July 8, 2024, the Peak Gold JV poured its first gold bar. The ore mining continues along with stockpiling ore at the Fort Knox facility. The Project is on schedule and full commissioning of the modifications at the Fort Knox mill is expected in the third quarter. The Project remains on track to deliver its planned production this year. For fiscal 2024, it was anticipated that there would be $31.3 million of capital calls to the Peak Gold JV to reach production. The Company has already funded the $31.3 million as of July 31, 2024. As of July 31, 2024, the Company has funded $78.6 million of the 2023 and 2024 capital calls to the Peak Gold JV, of which $60.0 million was funded from the Facility. The Company will be required to make capital contributions of 30% of the budgeted amounts when cash calls are received from the Peak Gold JV or face possible dilution of its interest in the Peak Gold JV. The budget primarily relates to continued ore and waste mining along with mill modifications at the Fort Know mill. Including the completion of the ore delivery road and tie-ins for the pebble recycle conveyor.

The Company’s cash needs going forward will primarily relate to capital calls from the Peak Gold JV, exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. The JV Management Committee has proposed a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production during the second half of 2024. The Company believes it has sufficient capital to continue production at the Manh Choh mine, with its cash on hand and the $5.0 million of availability under the Facility. Although there can be no guarantee that the Peak Gold JV will make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $29.9 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 13). If the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

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

On October 20, 2023, the Committee for Safe Communities (“CSC”), an Alaskan non-profit corporation inclusive of certain vacation homeowners along the Manh Choh ore haul route and others, filed suit (the “Complaint”) in the Superior Court for the State of Alaska in Fairbanks, Alaska (the “Superior Court”) against the State of Alaska, Department of Transportation and Public Facilities (the “DOT”), seeking injunctive relief with respect to CSC’s oversight of the Peak Gold JV’s ore haul plan. Ore from the Manh Choh mine is being trucked to the Fort Knox mill for processing via public roadways in state-of-the-art trucks carrying legal loads. The Complaint alleges that the DOT has approved a haul route and trucking plan for the Manh Choh project that violates DOT regulations, DOT’s actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, CSC filed a motion for preliminary injunction. On November 9, 2023, the Peak Gold JV filed a motion to intervene in this lawsuit, which was granted on November 15, 2023. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff’s motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court’s Order on the motion for judgment on the pleadings, which Peak Gold joined. At a scheduling conference on July 16, 2024, the Court ordered plaintiff to respond to the motion for reconsideration and set a trial for August 11, 2025.

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway (“Dot Lake”), filed a complaint in the U.S District Court for the District of Alaska against U.S. Army Corps of Engineers (the “Corps”) and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The complaint seeks declaratory and injunctive relief based on the Corps’ alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps’ issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the Complaint and it is evaluating its options with respect to protecting its interests in continuing to operate the Manh Choh mine.

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

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Ex.	Filing Date

2.1	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024
3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Certificate of Designation of Series A Junior Preferred Stock of Contango ORE, Inc.		8-K	000-54136	3.1	12/21/2012
4.3	Certificate of Elimination of Series A Junior Preferred Stock of Contango ORE, Inc.		8-K	001-35770	3.1	09/24/2020
4.4	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Contango ORE, Inc.		8-K	001-35770	3.2	09/24/2020
4.5	Form of Convertible Debenture		8-K	001-35770	4.1	04/09/2022
4.6	Rights Agreement, dated as of September 23, 2020, between Contango ORE, Inc. and Computershare Trust Company, N.A., as Rights Agent.		8-K	001-35770	4.2	09/24/2020
4.7	Amendment No. 1 to Rights Agreement, dated as of September 22, 2021, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent.		8-K	001-35770	4.1	09/22/2021
4.8	Amendment No. 2 to Rights Agreement, dated as of August 31, 2022, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent.		8-K	001-35770	4.1	09/02/2022
4.9	Amendment No. 3 to Rights Agreement, dated as of September 13, 2023, between Contango ORE, Inc. and Computershare Trust Company. N.A. as Rights Agent.		10-Q	001-35770	4.9	05/14/2024
4.10	Registration Rights Agreement dated as of June 17, 2021, by and between Contango ORE, Inc. and the Purchaser named therein.		8-K	001-35770	4.1	06/21/2021
4.11	Registration Rights Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd.		8-K	001-35770	4.1	08/25/2021
4.12	Form of Registration Rights Agreement dated as of December 23, 2022.		8-K	001-35770	4.1	12/23/2022
4.13	Form of Registration Rights Agreement dated as of January 19, 2023.		8-K	001-35770	4.1	01/19/2023
10.1

Waiver No. 5, Consent No. 1 and Amendment No. 6 to Credit and Guarantee Agreement, dated April 30, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.

		X
10.2	Consent No. 3 and Amendment No. 7 to Credit and Guarantee Agreement, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC..	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Ex.	Filing Date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Filed herewith

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: August 13, 2024	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)