Form 10-Q
period 2024-09-30
Contango ORE, Inc.
filed 2024-11-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 14, 2024 was 12,228,479.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	September 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$36,165,442	$15,504,819
Restricted cash	235,364	232,572
Prepaid expenses and other	1,083,910	1,112,910
Total current assets	37,484,716	16,850,301

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	67,544,376	28,064,405
Property & equipment, net	52,485,380	13,326,347
Commitment fee	76,696	350,575
Marketable securities	740,700	—
Total long-term assets	120,847,152	41,741,327

TOTAL ASSETS	$158,331,868	$58,591,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,378,654	$250,739
Accrued liabilities	12,227,927	2,241,087
Derivative contract liability	30,254,431	2,679,784
Debt, current portion	34,900,000	7,900,000
Income taxes payable	718,827	—
Total current liabilities	80,479,839	13,071,610

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	1,135,611	1,200,000
Asset retirement obligations	255,769	246,227
Contingent consideration liability	1,100,480	1,100,480
Derivative contract liability	44,285,191	20,737,997
Debt non-current portion, net	38,962,344	36,779,859
Deferred tax liability	2,330,577	—
Total non-current liabilities	88,069,972	60,064,563

TOTAL LIABILITIES	168,549,811	73,136,173

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 12,226,238 shares issued and 12,223,758 shares outstanding as of September 30, 2024; 9,454,233 shares issued and 9,451,753 shares outstanding as of December 31, 2023	122,261	94,542
Additional paid-in capital	177,505,358	124,451,067
Treasury stock at cost (2,480 at September 30, 2024; and 2,480 shares at December 31, 2023)	(48,308)	(48,308)
Accumulated deficit	(187,797,254)	(139,041,846)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(10,217,943)	(14,544,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$158,331,868	$58,591,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
EXPENSES:
Claim rental expense	$(180,276)	$(127,006)	$(436,510)	$(379,909)
Exploration expense	(2,957,498)	(1,081,927)	(3,079,930)	(2,344,307)
Depreciation expense	(34,253)	(25,997)	(88,245)	(94,070)
Accretion expense	(3,221)	(3,183)	(9,542)	(9,069)
Impairment from loss, net of recovery	—	—	—	(7,111)
General and administrative expense	(2,611,625)	(2,767,477)	(7,272,026)	(7,258,440)
Total expenses	(5,786,873)	(4,005,590)	(10,886,253)	(10,092,906)

Income/(loss) from equity investment in Peak Gold, LLC	28,525,857	(5,609,288)	27,689,971	(17,419,288)
Total income/(expense) from operations	22,738,984	(9,614,878)	16,803,718	(27,512,194)

OTHER INCOME/(EXPENSE):
Interest income	76,313	39,045	98,772	52,352
Interest expense	(3,683,150)	(847,983)	(8,634,514)	(1,911,472)
Gain/(loss) on derivative contracts	(28,844,179)	(2,725,411)	(57,023,000)	(2,725,411)
Gain/(loss) on metal sales	873,984	—	873,984	—
Unrealized gain/(loss) on marketable securities	(219,930)	—	(219,930)	—
Other income	64,389	—	64,389	606,499
Total other income/(expense)	(31,732,573)	(3,534,349)	(64,840,299)	(3,978,032)

(Loss)/income before income taxes	(8,993,589)	(13,149,227)	(48,036,581)	(31,490,226)

Income tax expense	(718,827)	—	(718,827)	—

NET LOSS	$(9,712,416)	$(13,149,227)	$(48,755,408)	$(31,490,226)

LOSS PER SHARE
Basic and diluted	$(0.81)	$(1.47)	$(4.67)	$(3.93)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	11,973,992	8,935,863	10,447,870	8,009,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,755,408)	$(31,490,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,973,164	2,072,650
Depreciation expense	88,245	94,070
Accretion expense	9,542	9,069
Impairment expense	—	7,111
Equity (earnings) loss from investment in Peak Gold, LLC	(27,689,971)	17,419,288
Cash distribution from Peak Gold, LLC	19,500,000	—
Unrealized loss from derivative contracts	51,121,840	2,725,411
Unrealized loss from marketable securities	219,930	—
Interest expense paid in stock	300,048	505,535
Change in the fair value of contingent consideration	—	(606,500)
Amortization of debt discount and debt issuance fees	2,994,669	(39,056)
Non-cash other income from reimbursement of silver royalty	(64,389)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	370,242	21,486
Increase (decrease) in accounts payable and accrued liabilities	9,852,343	1,596,295
Increase in income taxes payable	718,827	—
Net cash provided by (used) in operating activities	10,639,082	(7,684,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(31,290,000)	(38,840,000)
Acquisition of HighGold Mining Inc. and Avidian Gold Corp., net of cash acquired	(582,414)	—
Acquisition of Contango Lucky Shot Alaska, LLC	—	(719)
Acquisition of property and equipment	(42,344)	(6,995)
Net cash used in investing activities	(31,914,758)	(38,847,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(60,686)
Cash proceeds from warrant exercise	—	6,886,000
Cash proceeds from debt	30,000,000	17,647,500
Principal repayments on debt	(2,000,000)	—
Cash proceeds from common stock and warrant issuance, net	15,477,398	34,144,190
Debt issuance costs	(1,538,307)	(2,342,269)
Net cash provided (used) in financing activities	41,939,091	56,274,735

NET INCREASE IN CASH	20,663,415	9,742,154
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	15,737,391	8,996,154
CASH AND RESTRICTED CASH, END OF PERIOD	$36,400,806	$18,738,308

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$4,672,934	$1,079,971
Non-cash investing and financing activities
Commitment fee derecognized and added to debt discount	679,943	—
Shares issued for acquisitions	35,331,402	—
Consideration payable for Avidian acquisition	557,945	—
Accrued transaction costs for HighGold acquisition	255,120	—
Total non-cash investing and financing activities	$36,824,410	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2024	10,365,914	$103,658	$140,150,016	$(48,308)	$(178,084,838)	$(37,879,472)
Stock-based compensation	—	—	660,985	—	—	660,985
Restricted stock activity	14,650	147	(147)	—	—	—
Common stock issuance	63,700	637	1,349,638	—	—	1,350,275
Cost of common stock issuance	—	—	(68,715)	—	—	(68,715)
Common stock issuance for acquisitions	1,777,398	17,773	35,313,629			35,331,402
Stock issued for convertible note interest payment	4,576	46	99,952	—	—	99,998
Net loss for the period	—	—	—	—	(9,712,416)	(9,712,416)
Balance at September 30, 2024	12,226,238	$122,261	$177,505,358	$(48,308)	$(187,797,254)	$(10,217,943)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2023	7,781,690	$77,817	$93,424,283	$—	$(98,275,538)	$(4,773,438)
Stock-based compensation	—	—	739,783	—	—	739,783
Restricted stock activity	10,140	101	(101)	—	—	—
Common stock issuance	1,600,000	16,000	30,384,000	—	—	30,400,000
Cost of common stock issuance	—	—	(2,221,392)	—	—	(2,221,392)
Stock issued for convertible note interest payment	3,282	33	66,625	—	—	66,658
Treasury shares withheld for employee taxes	—	—	—	(21,190)	—	(21,190)
Net loss for the period	—	—	—	—	(13,149,227)	(13,149,227)
Balance at September 30, 2023	9,395,112	$93,951	$122,393,198	$(21,190)	$(111,424,765)	$11,041,194

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)
Stock-based compensation	—	—	1,973,164	—	—	1,973,164
Restricted stock activity	159,150	1,592	(1,592)	—	—	—
Common stock issuance	819,565	8,195	14,687,804	—	—	14,695,999
Cost of common stock issuance	—	—	(1,365,325)	—	—	(1,365,325)
Common stock issuance for acquisitions	1,777,398	17,773	35,313,629			35,331,402
Issuance of warrants	—	—	2,146,722	—	—	2,146,722
Stock issued for convertible note interest payment	15,892	159	299,889	—	—	300,048
Net loss for the period	—	—	—	—	(48,755,408)	(48,755,408)
Balance at September 30, 2024	12,226,238	$122,261	$177,505,358	$(48,308)	$(187,797,254)	$(10,217,943)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2022	7,101,395	$71,014	$79,086,142	$—	$(79,934,539)	$(777,383)
Stock-based compensation	—	—	2,072,650	—	—	2,072,650
Restricted stock activity	95,306	952	(952)	—	—	—
Common stock issuance	1,875,961	18,760	36,458,768	—	—	36,477,528
Cost of common stock issuance	—	—	(2,811,001)	—	—	(2,811,001)
Treasury shares issued in common stock issuance	—	—	—	39,481	—	39,481
Warrants	313,000	3,130	5,855,642	—	—	5,858,772
Warrant modification	—	—	(382,769)	—	—	(382,769)
Fair value of warrants issued with common stock	—	—	1,848,179	—	—	1,848,179
Treasury shares issued for convertible note interest payment	—	—	—	(238,886)	—	(238,886)
Stock issued for convertible note interest payment	10,977	110	266,539	238,886	—	505,535
Treasury shares withheld for employee taxes	(1,527)	(15)	—	(60,671)	—	(60,686)
Net loss for the period	—	—	—	—	(31,490,226)	(31,490,226)
Balance at September 30, 2023	9,395,112	$93,951	$122,393,198	$(21,190)	$(111,424,765)	$11,041,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for and development of gold ore and associated minerals in the State of Alaska. On January 8, 2015, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”). On September 30, 2020, CORE Alaska sold a 30.0% membership interest in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The sale was referred to as the “CORE Transactions”.

Concurrently with the CORE Transactions, KG Mining, in a separate transaction, acquired 100% of the equity of Royal Alaska, LLC from Royal Gold, which held Royal Gold’s 40.0% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”). After the consummation of the Kinross Transactions, CORE Alaska retained a 30.0% membership interest in the Peak Gold JV. KG Mining now holds a 70.0% membership interest in the Peak Gold JV and Kinross serves as the manager of the Peak Gold JV and operator of the Manh Choh (as defined below) mines.

The Company conducts its business through the below primary means:

•
its 30.0% membership interest in Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s plan to mine ore from the Main and North Manh Choh deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);
•
its wholly-owned subsidiary, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia (“Contango Mining Canada”), which holds the Company’s 100% equity interest in HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”), which holds the Company’s 100% equity interest in JT Mining, Inc., which leases for exploration the mineral rights to approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”), located near tidewater, 125 miles southwest of Anchorage, Alaska, from Cook Inlet Region, Inc. (“CIRI”), one of 12 land-based Alaska Native regional corporations created by the Alaska Native Claims Settlement Act of 1971;
•
its wholly-owned subsidiary, Contango Lucky Shot Alaska, LLC ("LSA") (formerly Alaska Gold Torrent, LLC), an Alaska limited liability company, which leases for exploration the mineral rights to approximately 8,600 acres of State of Alaska and patented mining claims ("Lucky Shot" or the "Lucky Shot Property"), located in the Willow Mining District about 75 miles north of Anchorage, Alaska, from Alaska Hard Rock, Inc.;
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately owns the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”); and
•
its wholly-owned subsidiary, Avidian Gold Alaska Inc., an Alaskan corporation (“Avidian Alaska”), which separately owns the mineral rights to approximately 11,711 acres of State of Alaska mining claims and upland mining leases for exploration, including (i) approximately 1,021 acres located in the Fairbanks Mining District approximately three miles east of the Fort Knox Gold Mine and 20 miles north of Fairbanks, Alaska, and (ii) approximately 10,690 acres located in the Valdez Creek Mining District on the eastern edge of the Alaska Range, located, approximately 150 miles southwest of Fairbanks, Alaska, along the George Parks Highway; and which leases for exploration the mineral rights to approximately 3,380 acres of State of Alaska mining claims, leasehold locations and an upland mining lease (the “Amanita Property”), located in the Fairbanks Mining District approximately five miles southwest of the Fort Knox Gold Mine and about 10 miles north of Fairbanks, Alaska.

The Johnson Tract Project, Lucky Shot Property and Avidian Alaska are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

2. Basis of Presentation and Immaterial Correction of the Presentation of Income/(Loss) from Equity Investment

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-KT for the six-month period ended December 31, 2023 and its Form 10-K for the fiscal year ended June 30, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

The Company has reclassified the presentation of the “Income/(loss) from equity investment in Peak Gold, LLC” in its Statements of Operations for the nine months ended September 30, 2024. The “Income/(loss) from equity investment in Peak Gold, LLC” was previously presented in “Other Income/(Expense)” and is now presented within income from operations on the Statement of Operations. The change in presentation will have no impact on Net Income/(Loss) for all impacted periods.

3. Liquidity

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest, and general and administrative expenses of the Company. There are no anticipated future cash calls going forward from the Peak Gold JV as operations commenced in July 2024 which has allowed the Peak Gold JV to operate from the cash flows generated from its operations. Management Committee approved a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production early in the third quarter of 2024 and remains on track to deliver its planned production this year. The entire $31.3 million of capital calls necessary for the Peak Gold JV to reach production have already been funded by the Company as of September 30, 2024. As of September 30, 2024, the Company has funded $78.6 million of the 2023 and 2024 capital calls to the Peak Gold JV, of which $60.0 million was funded from the Facility (as defined below). The Company believes it has sufficient capital to continue production at the Manh Choh mine, with its cash on hand. The Company received its first distribution of $19.5 million in September 2024 and its second cash distribution of $12.0 million on October 24, 2024 relating to production at Manh Choh. In total, the Company has received $31.5 million in cash distributions from the Peak Gold JV since commencing the processing of Manh Choh ore in July 2024. There can be no guarantee that the Peak Gold JV will make future distributions to the Company. The Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $34.9 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 13). The Company made principal payments towards the Facility of $2.0 million and $5.9 million in July 2024 and October 2024, respectively. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-KT for the six-month ended December 31, 2023 for a summary of the Company's significant accounting policies, and below for changes to the Company's significant accounting polices since the time of that filing.

Cash distributions from the Joint Venture Company. The Company applies distributions received from the Joint Venture Company as a return on investment and are deducted from the carrying amount of the investment balance as permitted under ASC 323 - Investments - Equity Method and Joint Ventures. The Company has elected the "Nature of the distribution approach" and the distributions from the Joint Venture Company represents a return on investment as the distributions are generated from the regular course of business earning and will be presented under operating activities on the Statements of Cashflows.

Risk Management Objective of Using Derivatives. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by gold future pricing. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments.

Non-designated Hedges. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to gold movements and the Company has elected not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of September 30, 2024 the Company has contributed approximately $106.2 million to the Peak Gold JV and received a cash distribution of $19.5 million. As of September 30, 2024 the Company held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of September 30, 2024:

Investment
in Peak Gold, LLC
Investment balance at September 30, 2023	$21,420,712
Investment in Peak Gold, LLC	7,350,000
Loss from equity investment in Peak Gold, LLC	(706,307)
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold, LLC	15,450,000
Loss from equity investment in Peak Gold, LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152
Investment in Peak Gold, LLC	11,790,000
Loss from equity investment in Peak Gold, LLC	(695,633)
Investment balance at June 30, 2024	$54,468,519
Investment in Peak Gold, LLC	4,050,000
Distributions received from Peak Gold, LLC	(19,500,000)
Income from equity investment in Peak Gold, LLC	28,525,857
Investment balance at September 30, 2024	$67,544,376

The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and nine month periods ended September 30, 2024 and 2023 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$225,652,092	$—	$225,652,092	$—
Cost of sales	(123,803,980)	—	(123,803,980)	—
Gross profit	101,848,112	—	101,848,112	—
Other expenses	(6,761,923)	(4,574,980)	(9,548,208)	(7,955,691)

Net Income/(Loss)	$95,086,189	$(4,574,980)	$92,299,904	$(7,955,691)

The Company’s share of the Peak Gold JV’s results of operations for the three and nine months ended September 30, 2024 was income of approximately $28.5 million and $27.7 million, respectively. The Company’s share in the results of operations for the three and nine months ended September 30, 2023 was a loss of approximately $1.4 million and $2.4 million, respectively. The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of September 30, 2024, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses which allowed the Company to recognize its investment of $67.5 million. As of September 30, 2023, the Company’s share of the Peak Gold JV’s cumulative losses were $46.1 million. As of September 30, 2023, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses which allowed the Company to recognize its investment of $21.4 million. The Company recognized all of its previously suspended losses of $4.3 million during the three months ended September 30, 2023. In previous quarters the Company's cumulative losses exceeded its cumulative investment in the Peak Gold JV and caused the equity method of accounting to be suspended, which resulted in suspended losses and an investment balance of $0. In such a situation, the portion of cumulative loss that exceeds the investment is suspended and recognized against earnings in the future periods.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $1,083,910 and $1,112,910 as of September 30, 2024 and December 31, 2023, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2024			2023
		Weighted Average	Loss		Weighted Average	Loss Per
	Net Loss	Shares	Per Share	Net Loss	Shares	Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(9,712,416)	11,973,992	$(0.81)	$(13,149,227)	8,935,863	$(1.47)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(9,712,416)	11,973,992	$(0.81)	$(13,149,227)	8,935,863	$(1.47)

	Nine Months Ended September 30,
	2024			2023
		Weighted Average	Loss		Weighted Average	Loss Per
	Net Loss	Shares	Per Share	Net Loss	Shares	Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(48,755,408)	10,447,870	$(4.67)	$(31,490,226)	8,009,699	$(3.93)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(48,755,408)	10,447,870	$(4.67)	$(31,490,226)	8,009,699	$(3.93)

Options and warrants to purchase 866,875 shares of common stock of the Company were outstanding as of September 30, 2024, and 501,000 shares as of September 30, 2023. These options and warrants were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2024 and 2023 due to being anti-dilutive.

8. Stockholders’ Equity (Deficit)

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of September 30, 2024, 12,223,758 shares of common stock were outstanding, including 437,089 shares of unvested restricted stock. As of September 30, 2024, options and warrants to purchase 866,875 shares of common stock of the Company were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between October 2024 and January 2027.

ATM Program

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Program”). Sales of the Company's common stock under the ATM Program are made, pursuant to the Company’s effective shelf registration statement on Form S-3. Such sales may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. The Company sold 87,815 shares during the nine-month period ended September 30, 2024 and 158,461 for the nine-month period ended September 30, 2023 of common stock pursuant to the Sales Agreement for net proceeds of approximately $1.8 million and $4.1 million, respectively. $32.8 million of the Company's common stock remains available for sale under the ATM Program as of September 30, 2024.

Underwritten Offerings

On June 10, 2024, the Company entered into an underwriting agreement (the "June 2024 Underwriting Agreement") with Canaccord Genuity LLC and Cormark Securities Inc. (collectively, the "June 2024 Underwriters"), relating to the underwritten public offering (the “ June 2024 Offering”) of 731,750 units (the "Units") of the Company at a price of $20.50 per Unit. Each Unit consists of (i) one share of the Company's common stock and (ii) one-half of one accompanying warrant. Each whole accompanying warrant is exercisable to purchase one share of the Company's common stock at a price of $26.00 per warrant, exercisable for a period of 36 months. The June 2024 Underwriters agreed to purchase the Units from the Company pursuant to the June 2024 Underwriting Agreement at a price of $19.37 per Unit, which included a 5.5% underwriting discount. The fair value of each warrant was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.57%; (ii) expected life of 3.0 years; (iii) expected volatility of 57.0%; and (iv) expected dividend yield of 0%. The net proceeds from the June 2024 Offering were $13.7 million after deducting underwriting discounts and commissions and offering expenses. The June 2024 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The June 2024 Offering closed on June 12, 2024.

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

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	September 30, 2024	December 31, 2023
Mineral properties	N/A - Units of Production	$50,766,767	$11,700,726
Land	Not Depreciated	87,737	87,737
Buildings and improvements (years)	20 - 39	1,455,546	1,455,546
Machinery and equipment (years)	3 - 10	453,076	287,635
Vehicles (years)	5	135,862	135,862
Computer and office equipment (years)	5	39,402	23,571
Furniture & fixtures (years)	5	2,270	2,270
Less: Accumulated depreciation and amortization		(333,109)	(244,864)
Less: Accumulated impairment		(122,171)	(122,136)
Property & Equipment, net		$52,485,380	$13,326,347

10. Stock-Based Compensation

On September 15, 2010, the Company's board of directors adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaces the 2010 Plan with respect to new grants by the Company. Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (458,376 shares as of September 30, 2024), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of September 30, 2024, there were 437,089 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock issued under the Equity Plans. Stock-based compensation expense for the three and nine months ended September 30, 2024 was $0.7 million and $2.0 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2023 was $0.7 million and $2.1 million, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted in the nine months ended September 30, 2024 and September 30, 2023 was $2.6 million and $2.4 million, respectively.

As of September 30, 2024, there were 437,089 shares of such restricted stock that remained unvested and the total compensation cost related to nonvested restricted share awards not yet recognized was $2,383,848. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of September 30, 2024 and December 31, 2023:

Number of restricted shares unvested
Balance - January 1, 2024	433,528
Restricted shares granted	159,150
Restricted shares vested	(155,589)
Balance - September 30, 2024	437,089

Balance - July 1, 2023	429,376
Restricted shares granted	10,819
Restricted shares vested	(6,667)
Balance - December 31, 2023	433,528

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-KT for the six-month period ended December 31, 2023. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look-back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and does not anticipate declaring dividends on its common stock. The expected term of the options granted represents the period of time that the options are expected to be outstanding. The simplified method is used to estimate the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options for the nine month period ended September 30, 2024 or for the nine month period ended September, 2023. As of September 30, 2024, the total unrecognized compensation cost related to nonvested stock options was $0. As of September 30, 2024, the stock options had a weighted average remaining life of 0.31 years.

A summary of the status of stock options granted under the Equity Plans as of September 30, 2024 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended
	September 30, 2024
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2023	100,000	$14.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at the end of the period	100,000	$14.50
Aggregate intrinsic value	$492,000
Exercisable, end of the period	100,000
Aggregate intrinsic value	$492,000
Available for grant, end of period	458,376
Weighted average fair value per share of options granted during the period	$—

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Peak Gold JV is required to spend $350,000 per year until July 15, 2028 in exploration costs. The Company’s exploration expenditures through the 2023 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production. In lieu of a $450,000 cash payment to the Peak Gold JV from the Tetlin Tribal Council to increase its production royalty by 0.75%, the Peak Gold JV agreed to credit the $450,000 against future production royalty and advance minimum royalty payments due to the Tetlin Tribal Council under the lease once production begins. Until such time as production royalties begin, the Peak Gold JV must pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, and subsequent years are escalated by an inflation adjustment. Production commenced in July 2024 and the Peak Gold JV has started to satisfy the production royalty obligations pursuant to the terms of the Tetlin Lease.

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, and Lucky Shot claims are all located on State of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2023-2024 assessment year totaled $362,465. The Company paid the current year claim rentals in October 2023. The associated rental expense is amortized over the rental claim period, September 1 through August 31 of each year. As of September 30, 2024, the Peak Gold JV had met the annual labor requirements for the State of Alaska acreage for the next four years, which is the maximum period allowable by Alaska law.

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

Royal Gold Royalties. Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. Pursuant to the CORE Purchase Agreement, the Company received a prepayment of $1,200,000 for its direct share of silver royalty payments from KG Mining. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and therefore the Company has started to drawdown the $1,200,000 prepayment into income.

CIRI Lease Agreement. JT Mining Inc. entered into a lease agreement effective May 17, 2019 with CIRI and shall pay the sum of $150,000 on the Fifth through Ninth anniversaries of the effective date, provided that JT Mining Inc.'s obligations to make such payments shall terminate on the commencement of Commercial Production as defined under the agreement. A Commercial Production decision has not been made to date.

CIRI Exploration Agreement. JT Mining Inc. entered into an exploration agreement effective July 1, 2023 with CIRI and on each anniversary of the effective date thereafter during the 4 year term shall pay to CIRI an amount equal to $25,000 as consideration for grant of the rights under the agreement and for the purpose.of covering CIRI's administrative costs associated with exploration activities.

Mining Lease and Option to Purchase Agreement Amanita Project. Avidian Alaska entered into a 15 year lease agreement with an effective date of July 18, 2015 with Tanya Stolz. Avidian Alaska shall pay minimum annual lease payments as outlined under the schedule in section 4.1 of the agreement. Avidian Alaska's obligation for July 18, 2025 is $100,000 and will increase by $10,000 per year, with a final payment on July 18, 2030 for $130,000. The minimum payments will be credited against Avidian Alaska's royalty payment obligations under the agreement and the Company is currently in good standing.

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

Employment Agreement. On September 16, 2024, the Company entered into an employment agreement with Rick Van Nieuwenhuyse, the Company’s President and Chief Executive Officer (the “CEO Employment Agreement”).The CEO Employment Agreement superseded the employment offer letter with Mr. Van Nieuwenhuyse, dated December 31, 2019, as amended and modified. Pursuant to the CEO Employment Agreement, Mr. Van Nieuwenhuyse will continue to receive a base salary of $500,000 per annum. Mr. Van Nieuwenhuyse will continue to be entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that will be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control. Any payment of severance benefits to him under the Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company

Short Term Incentive Plan. The Compensation Committee of the Company's board of directors (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) for the benefit of its executive officers. Pursuant to the terms of the STIP, the Compensation Committee establishes performance goals at the beginning of each year and then at the end of the year will evaluate the extent to which, if any, the officers meet such goals. The STIP provides for a payout ranging between 0% and 200% of an officer’s annual base salary, depending on what performance rating is achieved. Amounts due under the STIP can be payable 50.0% in cash and 50.0% in the form of restricted stock granted under the 2023 Plan, subject to the terms of the 2023 Plan. In addition, in the event of a Change of Control (as defined in the Equity Plans) during the term of the STIP, the Compensation Committee, in its sole and absolute discretion, may make a payment to its officers in an amount up to 200.0% of their then annual base salary, payable in cash, shares of common stock of the Company under the 2023 Plan or a combination of both, as determined by the Compensation Committee, not later than 30 days following such Change of Control.

Committee for Safe Communities Complaint. On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV's ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT's actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and sought expedited consideration of its motion. If granted, the motion could impact the Peak Gold JV's ore haul plans. On November 9, 2023, the Court denied the plaintiff's motion for expedited consideration. On November 15, 2023, the Court granted the Peak Gold JV's motion to intervene. On January 15, 2024, the Peak Gold JV and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff's motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court's Order on the motion for judgment on the pleadings, which the Peak Gold JV joined. On September 13, 2024, the Court entered an Order denying this motion. The case is set for trial on August 11, 2025.

Village of Dot Lake Complaint. On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the Complaint and, on August 20, 2024, the Peak Gold JV moved to intervene in the action, which Dot Lake has opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV.

12. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of September 30, 2024 and December 31, 2023 and has recognized $507,880 of federal and $210,947 of state income tax expense for the three and nine months ended September 30, 2024 and $0 income tax expense for three and nine months ended September 30, 2023. The effective tax rate was (1.51)% for the three and nine months ended September 30, 2024 and 0% for the three and nine months ended September 30, 2023. The Company recognized a deferred tax liability of $2,330,577 on acquisition of the Exploration and Evaluation assets for the period ended September 30, 2024. The Company has historically had a full valuation allowance, which resulted in no net deferred tax asset or liability appearing on its statement of financial position. The Company recorded this valuation allowance after an evaluation of all available evidence (including the Company's history of net operating losses) that led to a conclusion that, based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The Company is forecasting a book loss and an immaterial amount of taxable income due to the limitation of federal and Alaska NOLs to 80% of taxable income for its fiscal year end, December 31, 2024. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2024 or December 31, 2023.

13. Debt

The table below shows the components of Debt, net as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Secured Debt Facility
Principal amount	$58,000,000	$30,000,000
Unamortized debt discount	(1,627,435)	(2,411,532)
Unamortized debt issuance costs	(2,082,496)	(2,394,168)
Debt, net	$54,290,069	$25,194,300

Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(344,925)	(414,854)
Unamortized debt issuance costs	(82,800)	(99,587)
Debt, net	$19,572,275	$19,485,559
Total Debt, net	$73,862,344	$44,679,859
Less current portion	$34,900,000	$7,900,000
Debt non-current portion, net	$38,962,344	$36,779,859

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

The Credit Agreement will mature on December 31, 2026 (the “Maturity Date”) and will be repaid via quarterly repayments over the life of the loan. The Facility has an upfront fee and a production linked arrangement fee based upon the projected total production of gold ounces in the base case financial model delivered on the closing date, payable quarterly based on attributable production, with any balance due upon the maturity or termination of the Credit Agreement. The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine, in addition to the assets of HighGold and Avidian Alaska. As a condition precedent to the second borrowing, the Company was required to hedge 124,600 ounces of its attributable gold production from Manh Choh. On August 2, 2023, CORE Alaska entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce, which satisfied the condition of the second borrowing. The hedge agreements have delivery obligations beginning in July 2024 and ending in December 2026. The Company commenced delivery into those hedge agreements in July 2024. See Note 14 - Derivatives and Hedging Activities below and the Company's Form 10-KT for the six-month period ended December 31, 2023.

Term loans, which can be made quarterly are to be used only to finance cash calls to the Peak Gold JV, fund the debt service reserve account, pay corporate costs in accordance with budget and base case financial model and fees and expenses in connection with the loan. Liquidity loans, which can be made once a month, are to be used for cost overruns. Any outstanding liquidity loans must be repaid on July 31, 2025. As of September 30, 2024, the Company did not have any liquidity loans outstanding.

Loans under the Facility can be Base Rate loans at the Base Rate plus the Applicable Margin or Secured Overnight Financing Rate (“SOFR”) loans at the three month adjusted term SOFR plus the Applicable Margin. The type of loan is requested by the borrower at the time of the borrowing and the type loan may be converted. The “Base Rate” is the highest of Prime Rate, Federal Funds Rate plus 0.50% or Adjusted Term SOFR for one month plus 1%. “Adjusted Term SOFR” is Term SOFR plus a SOFR Adjustment of 0.15% per annum. “Term SOFR” is the secured overnight financing rate as administered by the Term SOFR Administrator. The “Applicable Margin” is (i) 6.00% per annum prior to the completion date for the Manh Choh Project and (ii) 5.00% per annum thereafter, which will be payable quarterly. The current Applicable Margin is 6%.

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to November 1, 2025 are the last day of July, October, January and April; thereafter the payment dates are the last day of March, June, September and December. The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin. The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of May 17, 2023. As of September 30, 2024, the Company had unused borrowing commitments of $5.0 million.

Borrowings under the Facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million. As of September 30, 2024, the unamortized discount and issuance costs were $1.7 million and $2.1 million, respectively, and the carrying amount, net of the unamortized discount and issuance costs was $54.3 million. As of December 31, 2023, the unamortized discount and issuance costs were $2.4 million and $2.4 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $25.2 million. The fair value of the debt (Level 2) as of September 30, 2024 and December 31, 2023 was $58.0 million and $30.0 million, respectively. The Company recognized interest expense totaling $7.2 million related to this debt for the nine months ended September 30, 2024 (inclusive of approximately $4.3 million of contractual interest, and approximately $2.9 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $0.5 million related to this debt for the nine months ended September 30, 2023 (inclusive of approximately $437,000 of contractual interest, and approximately $94,000 related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 11.56% as of September 30, 2024 and 11.58% as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the effective interest rate for the amortization of the discount and issuance costs was 8.6% and 5.6%, respectively.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement, as amended also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00 (not applicable until commercial production has been declared which has not occurred to date), (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company is also required to maintain a minimum cash balance of $2 million. As of September 30, 2024, the Company was in compliance with, or has received waiver or consent from ING and Macquarie, all of the required debt covenants. The waivers and consents primarily related to the Company's entry into transactions that required conditions to be modified under the Credit Agreement.

As of September 30, 2024, the Company had drawn a total of $60.0 million on the Facility. The Company made a $2.0 million principal repayment in July 2024 and paid a $5.9 million principal repayment in October 2024. The Company is scheduled to repay $42.6 million of principal in 2025 and the remaining $9.5 million of principal on a quarterly basis through December 31, 2026.

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

The Debenture carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million. As of September 30, 2024 and December 31, 2023, the unamortized discount and issuance costs were $0.4 million and $0.5 million, respectively. The carrying amount of the debt at September 30, 2024 and December 31, 2023, net of the unamortized discount and issuance costs was $19.6 million and $19.5 million, respectively. The fair value of the Debenture (Level 2) as of September 30, 2024 and December 31, 2023 was $20.0 million. The Company recognized interest expense totaling $1.5 million related to this debt for the nine months ended September 30, 2024 (inclusive of approximately $1.4 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.4 million related to this debt for the nine months ended September 30, 2023 (inclusive of approximately $1.3 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The effective interest rate for the amortization of the discount and issuance costs as of September 30, 2024 and December 31, 2023 was 0.6% and 0.6%, respectively. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at September 30, 2024 and December 31, 2023 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

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

As of September 30, 2024, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2024	Gold	6,274	$2,025
2025	Gold	62,400	$2,025
2026	Gold	41,100	$2,025

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

		As of September 30, 2024			As of December 31, 2023
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(30,254,431)	$—	$(30,254,431)	$(2,679,784)	$—	$(2,679,784)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(44,285,191)	$—	$(44,285,191)	$(20,737,997)	$—	$(20,737,997)

As of September 30, 2024, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $74,539,622. As of September 30, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2024, it could have been required to settle its obligations under the agreements at their termination value of $74,539,622.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Commodity Contracts	Unrealized loss on derivative contracts	$(22,943,019)	$(2,725,411)	$(51,121,840)	$(2,725,411)
Commodity Contracts	Realized loss on derivative contracts	$(5,901,160)	$—	$(5,901,160)	$—

Total		$(28,844,179)	$(2,725,411)	$(57,023,000)	$(2,725,411)

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

Metal Sales

In order to physically deliver the gold as stipulated in the hedge agreements, the Company purchases its 30% share of gold from the Peak Gold JV. The excess ounces purchased that are not delivered to meet its hedge obligations are sold to the derivative counterparties in accordance with their respective sale agreements, with the resulting gain or loss being recorded in "Other Income/(Expense)". The gains on metal sales for the three and nine months ended September 30, 2024 were $0.9 million for both periods. The Company did not have any gain or losses on metal sales for the comparative periods in 2023. The sales are accounted for under ASC 610 Other Income and not ASC 606 Revenue from Contracts with Customers, since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the quarter ended September 30, 2024.

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

Marketable Securities - The Company, owns investments in publicly traded companies. Changes in the fair value of these investments are recorded through income using quoted prices obtained from securities exchanges.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

As of September 30, 2024	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$—	$—	$—
Marketable securities - noncurrent	$740,700	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$30,254,431	$—
Derivative Liability - noncurrent	$—	$44,285,191	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

As of December 31, 2023
Financial Assets
Derivative contract asset - current	$—	$—	$—
Marketable securities - noncurrent	$—	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$2,679,784	$—
Derivative Liability - noncurrent	$—	$20,737,997	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

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

16. Acquisitions

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

On July 10, 2024, the Company completed the HighGold Acquisition and, as contemplated by the Arrangement Agreement, each HighGold share of common stock was exchanged for 0.019 shares of Contango common stock, par value $0.01 per share (the “common stock”). HighGold options were also exchanged, directly or indirectly, for Contango shares of common stock, based on the fair market value of the HighGold options prior to the closing date. Upon closing of the HighGold Acquisition, the Company issued an aggregate of 1,698,887 shares of Contango common stock, with a value of $33.8 million, to HighGold shareholders in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. Such exemption was based on the final order of the Supreme Court of British Columbia issued on July 2, 2024, approving the Acquisition following a hearing by the court which considered, among other things, the fairness of the Acquisition to the persons affected. Upon completion of the

Acquisition, existing Contango shareholders own approximately 85.9% and HighGold shareholders own approximately 14.1% of the combined company.

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company has agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Alaska Acquisition”).

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. The total purchase price of $2,063,539 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $1,663,539 in shares of Contango common stock, with $207,945 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency and (iii) $200,000 of the Cash Consideration to be paid on or before the six-month anniversary of the transaction closing date. The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

The Company evaluated these acquisitions under ASC 805, Business Combinations. ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets assumed based on their fair values and a determination is made whether any goodwill results from the transaction. In evaluating the criteria outlined by this standard, the Company concluded that the acquired set of assets did not meet the US GAAP definition of a business (there are several reasons the assets do not constitute a business including the fact that the assembled workforce does not currently perform a substantive process). Therefore, the Company accounted for both purchases as an asset acquisition. With regards to the HighGold acquisition, the Company allocated the total consideration transferred on the date of the acquisition, approximately $35.0 million, to the assets acquired on a relative fair value basis. The total consideration transferred was comprised of $33.8 million in shares and $1.2 million in direct transactions costs. With regards to the Avidian Alaska acquisition, the Company allocated the total consideration transferred on the date of the acquisition, approximately $2.1 million, to the assets acquired on a relative fair value basis. The total consideration was comprised of $0.4 million in scheduled cash payments, and $1.7 million in shares. The Avidian Alaska acquisition included a $1,000,000 payable contingent upon the Company achieving a decision to proceed with commercial production within 120 months of the closing date. Given that the Company is still in the early exploration stage of the Avidian claims and has no current plans or data that would support the development of a mine, it cannot reasonably conclude that reaching commercial production is probable. As such, no liability will be recognized for the deferred consideration. If circumstances change within the 120-month period outlined by the Avidian stock purchase agreement and commercial production is deemed probable, management will recognize the deferred consideration with a corresponding increase to the related mineral property. As such, the Company will not recognize any amount for the deferred consideration portion in the acquisition of Avidian. That is, because a liability cannot be recognized in accordance with ASC 450, the fair value is zero.

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses:
Marketing and investor relations	$183,181	$57,349	$434,080	$238,708
Office and administrative costs	232,602	68,813	347,651	215,356
Insurance	352,942	259,798	962,118	750,174
Professional fees	236,372	457,680	941,984	1,249,259
Regulatory fees	161,449	145,006	345,731	317,598
Salaries and benefits	500,550	819,077	1,497,079	1,740,765
Stock-based compensation	660,985	739,784	1,973,164	2,072,650
Travel	101,968	48,720	288,643	146,430
Director fees	181,576	171,250	481,576	527,500
Total	$2,611,625	$2,767,477	$7,272,026	$7,258,440

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

Third Quarter 2024 Highlights and Recent Developments

Manh Choh Project

In July 2024, the Peak Gold JV commenced processing of the ore at the Fort Knox facility and on July 8, 2024, Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. On September 9, 2024, the Company announced the start of a second campaign of gold production from the Manh Choh Project. On September 17, 2024, the Company announced the receipt of a $19.5 million cash distribution from the Peak Gold JV relating to production at Manh Choh. During the third quarter of 2024, ore transportation has ramped up to planned volumes, with full commissioning of modifications at the Fort Knox facility having been completed. The Manh Choh Project remains on track to deliver its planned production this year. The Peak Gold JV management committee approved budgets for 2023 and 2024, with cash calls totaling approximately to $248.1 million, of which the Company’s share was approximately $74.5 million. In July 2024, the Company had to contribute an unbudgeted additional cash call for $4.1 million. As of September 30, 2024, the Company has funded $78.6 million towards the cash calls.

Johnson Tract Project

At the Johnson Tract Project the Company commenced a surface drilling campaign on July 30, 2024. The 2024 surface exploration drilling targeted 3,000 meters (approximately 9,850 ft) across 20 drill holes and was designed to in-fill the upper one-third of the near vertical resource. In parallel with the in-fill drilling, selected holes had hydrological testing and monitoring to characterize the overall surficial and deposit hydrology and water quality. In addition to assaying the core, selected drill core had advanced metallurgical, geochemical, and specific gravity tests to assist in building a geometallurgical model for the deposit. On September 9, 2024, the

Company announced that it had completed approximately 1,500 meters (5,000 ft.) of the planned 2024 surface drilling program at the Johnson Tract Project, which remained on budget and schedule.

On September 10, 2024,the Company received the approved “404” permit from the United States Army Core of Engineers authorizing proposed surface construction work in 2025-2029. This major permit was applied for and only covers work to establish a road form the Johnson Tract Camp to the proposed portal site and upgrades to the Johnson Tract Airfield.

Lucky Shot Property

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

On July 10, 2024, the Company completed the HighGold Acquisition and, as contemplated by the Arrangement Agreement, each HighGold share of common stock was exchanged for 0.019 shares of Contango common stock, par value $0.01 per share (the “common stock”). HighGold options were also exchanged, directly or indirectly, for Contango shares of common stock, based on the fair market value of the HighGold options prior to the closing date. Upon closing of the HighGold Acquisition, the Company issued an aggregate of 1,698,887 shares of Contango common stock, with a value of $33.8 million, to HighGold shareholders in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. Such exemption was based on the final order of the Supreme Court of British Columbia issued on July 2, 2024, approving the Acquisition following a hearing by the court which considered, among other things, the fairness of the Acquisition to the persons affected. Upon completion of the Acquisition, existing Contango shareholders own approximately 85.9% and HighGold shareholders own approximately 14.1% of the combined company.

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company has agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Alaska Acquisition”).

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. The total purchase price of $2,063,539 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $1,663,539 in shares of Contango common stock, with $207,945 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency and (iii) $200,000 of the Cash Consideration to be paid on or before the six-month anniversary of the transaction closing date. The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

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

Committee for Safe Communities Complaint

On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of

Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint seeks injunctive relief against the DOT with respect to its oversight of Peak Gold's ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT's actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and sought expedited consideration of its motion. If granted, the motion could impact Peak Gold's ore haul plans. On November 9, 2023, the Court denied the plaintiff's motion for expedited consideration. On November 15, 2023, the Court granted Peak Gold, LLC's motion to intervene. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff's motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court's Order on the motion for judgment on the pleadings, which Peak Gold joined. On September 13, 2024, the Court entered an Order denying this motion. The case is set for trial on August 11, 2025.

Dot Lake Complaint

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the Complaint and, on August 20, 2024, Peak Gold moved to intervene in the action, which Dot Lake has opposed. On October 10, 2024, the Court granted intervention to Peak Gold.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of September 30, 2024, the Company’s directors and executives beneficially own approximately 13.7% of the Company’s common stock.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the three months ended September 30, 2024 and 2023, claim rental expense were $0.2 million and $0.1 million respectively.

Exploration Expense. Exploration expense for the three months ended September 30, 2024 was $3.0 million compared to $1.1 million for the three months ended September 30, 2023. Current period exploration expense primarily relates to a 3,000 meter surface drill program at the Johnson Tract Project. The prior period exploration expense relates to care and maintenance work performed on the Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2024 and 2023 was $2.6 million and $2.8 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, regulatory fees, payroll and stock-based compensation expense.

Income / Loss from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the three months ended September 30, 2024 was $28.5 million compared to a loss of $5.6 million for the same period in 2023. The Manh Choh project commenced production in July 2024, which generated income for the 2024 period. The capital contributions for the three months ended September 30, 2024 and 2023 were $4.0 million and $27.0 million, respectively. The capital contributions were higher for three months ended September 30, 2023 compared to September 30, 2024 as the Manh Choh project was in the development phase in 2023 and required capital for mine development and improvements as the Fort Knox mill facility. The Peak Gold JV issued a cash distribution of $19.5 million during the three month period ended September 30, 2024. No cash distributions were made for the same period in 2023. There were no suspended losses as of September 30, 2024.

Interest Expense. For the three months ended September 30, 2024 interest expense was $3.7 million related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest expense related to the Company’s cumulative $58.0 million draw-down on the Facility. Prior year interest expense of $1.0 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $20 million draw-down on the Facility. See Note 13 - Debt.

Metal Sales. For the three months ended September 30, 2024, the gain on metal sales was $0.9 million related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties. There were no metal sales for the three months ended September 30, 2023.

Loss on Derivative Contracts. Loss on derivative contracts for the three months ended September 30, 2024 was $28.8 million compared to $2.7 million for the three months ended September 30, 2023. The $28.8 million loss for the three month period of September 30, 2024 included a realized loss of $5.9 million as the Company delivered 14,826 gold ounces into the derivative contracts. The loss also included a non-cash unrealized loss of $22.9 million. The Company did not deliver gold ounces into the derivative contracts for the three month period ended September 30, 2023. Therefore, there was no realized loss for the period and the $2.7 million was a non-cash unrealized loss. The Company did not enter into any derivative contracts until July 2023 (see Note 14 - Derivative and Hedging Activities).

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the nine months ended September 30, 2024 and 2023, claim rental expense was $0.4 million and $0.4 million respectively.

Exploration Expense. Exploration expense for the nine months ended September 30, 2024 was $3.1 million compared to $2.3 million for the nine months ended September 30, 2023. Current period exploration expense primarily relates to a 3,000 meter surface drill program at the Johnson Tract Project. The prior period exploration expense relates to care and maintenance work performed on our Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2024 and 2023 was $7.3 million and $7.3 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, regulatory fees, payroll and stock-based compensation expense.

Income / Loss from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the nine months ended September 30, 2024 was $27.7 million compared to a loss of $17.4 million for the same period in 2023. The Manh Choh project commenced production in July 2024, which generated income for the 2024 period. The capital contributions for the nine months ended September 30, 2024 and 2023 were $31.2 million and $38.8 million, respectively. The capital contributions were higher for nine months ended September 30, 2023 compared to September 30, 2024 as operations were ramping up at the Manh Choh project with ore and waste mining and a focus on capital improvements at the Fort Knox mill facility. The Peak Gold JV issued a cash distribution of $19.5 million for the nine month period ended September 30, 2024. No cash distributions were made for the same period in 2023. There were no suspended losses as of September 30, 2024.

Interest Expense. For the nine months ended September 30, 2024 interest expense was $8.6 million related to the Debenture and interest expense related to the Company’s cumulative $58.0 million draw-down on the Facility. Prior year interest expense of $1.9 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $20 million draw-down on the Facility. See Note 13 - Debt.

Metal Sales. For the nine months ended September 30, 2024, the gain on metal sales was $0.9 million related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties. There were no metal sales for the nine months ended September 30, 2023.

Loss on Derivative Contracts. Loss on derivative contracts for the nine months ended September 30, 2024 was $57.0 million compared to $2.7 million for the nine months ended September 30, 2023. The $57.0 million loss for the nine month period of September 30, 2024 included a realized loss of $5.9 million as the Company delivered 14,826 gold ounces into the derivative contracts. The loss also included a non-cash unrealized loss of $51.1 million. The Company did not deliver gold ounces into the derivative contracts for the nine month period ended September 30, 2023. Therefore, there was no realized loss for the period and the $2.7 million was a non-cash unrealized loss. The Company did not enter into any derivative contracts until July 2023 (see Note 14 - Derivative and Hedging Activities).

Cash Cost on a By-Product Basis (non-GAAP Measure)

The table below presents a reconciliation between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of Cash Cost on a By-product Basis for the Peak Gold JV operations (Manh Choh) for the nine months ended September 30, 2024. There are no comparables provided as sales of gold at Manh Choh commenced in July 2024.

Cash Cost on a By-product Basis, per Ounce is a measure developed by precious metals companies (including the Silver Institute and the World Gold Council) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that this non-GAAP measure as we report is the same as that reported by other mining companies.

Cash Cost on a By-product Basis includes all direct and indirect operating cash costs related directly to the physical activities of producing gold, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. The value of silver sold is deducted from the total production cost of sales as it is considered residual production, i.e. a by-product.

Cash Cost on a By-product Basis, per Ounce is an important operating statistic that the Company will utilize to measure a mine's operating performance. Cash Cost on a By-product Basis, per Ounce allows us to benchmark the performance of the Peak Gold JV versus those of our competitors. This statistic is useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Costs on a By-product Basis, per Ounce is calculated by adjusting production cost of sales, as reported on the interim condensed consolidated statements of operations, as follows:

Nine Months Ended September 30,
2024
Cash Cost on a By-Product Basis:
Total cost of sales	$123,803,980
Less: silver revenue	(790,655)
Depreciation, depletion and amortization	(14,088,925)
Total	$108,924,400

Divided by ounces sold	92,255
Cash Cost on a By-product Basis, per Ounce	$1,181

Liquidity and Capital Resources

As of September 30, 2024, the Company had approximately $36.2 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, repayment of interest related to debt and exploration expenditures on the Johnson Tract Project and Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, distributions from the equity investment and the proceeds from the Facility (see Note 8 - Stockholders' Equity (Deficit) and Note 13 - Debt, for a discussion of the recent activity).

The JV Management Committee approved a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production early in the third quarter of 2024 and remains on track to deliver its planned production this year. On July 8, 2024, the Peak Gold JV poured its first gold bar. The ore mining continues along with stockpiling ore at the Fort Knox facility. The Project is on schedule and full commissioning of the modifications at the Fort Knox mill was completed. As of September 30, 2024, the Company has funded $78.6 million of the fiscal 2023 and 2024 capital calls to the Peak Gold JV, $31.3 million of which was required in fiscal 2024 for the Peak Gold JV to reach production. $60.0 million of such amount was funded from the Facility. Operations commenced in July 2024 which has allowed the Peak Gold JV to operate from the cash flows generated from its operations and there are no future anticipated cash calls. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cashl calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. Although there can be no guarantee that the Peak Gold JV will make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $34.9 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 13).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

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

On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint seeks injunctive relief against the DOT with respect to its oversight of Peak Gold's ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT's actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and sought expedited consideration of its motion. If granted, the motion could impact Peak Gold's ore haul plans. On November 9, 2023, the Court denied the plaintiff's motion for expedited consideration. On November 15, 2023, the Court granted Peak Gold, LLC's motion to intervene. On January 15, 2024, Peak Gold and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff's motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court's Order on the motion for judgment on the pleadings, which Peak Gold joined. On September 13, 2024, the Court entered an Order denying this motion. The case is set for trial on August 11, 2025.

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the Complaint and, on August 20, 2024, Peak Gold moved to intervene in the action, which Dot Lake has opposed. On October 10, 2024, the Court granted intervention to Peak Gold.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2024, in connection with the Avidian Alaska Acquisition, the Company issued 78,511 shares of its common stock to Avidian. The shares, the amount of which was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date, were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, registrants that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).

The Company does not serve as the manager of the Peak Gold JV or operator of the Manh Choh mine, and all of its other projects are in the exploration stage. Accordingly, during the three months ended September 30, 2024, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and, thus, no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. Other Information

On September 27, 2024, Brad Juneau, a director of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c) to sell up to 190,000 shares of our common stock between $22.50 and $29.95 subject to the terms and conditions of such arrangement.

Other than as disclosed above, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference (File No. 001-35770, unless otherwise indicated).

			Incorporated by Reference
Exhibit Number	Description	Filed Herewithin	Form	File No.	Ex.	Filing Date

2.1	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024
3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Form of Convertible Debenture		8-K	001-35770	4.1	04/09/2022
4.3	Form of Registration Rights Agreement dated as of December 23, 2022.		8-K	001-35770	4.1	12/23/2022
4.4	Form of Registration Rights Agreement dated as of January 19, 2023.		8-K	001-35770	4.1	01/19/2023
10.1

Amendment No. 8 to Credit and Guarantee Agreement, dated July 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.

		X
10.2

Amendment No. 9 to Credit and Guarantee Agreement, dated September 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.

		X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 14, 2024	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)