Form 10-K
period 2024-12-31
Contango ORE, Inc.
filed 2025-03-17
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024

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
Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the NYSE American) was $187,267,252. As of March 14, 2025, there were12,248,487 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement or will be included in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after the close of its fiscal year.

CONTANGO ORE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2024

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
•
Impact of new and potential mining operating and safety standards;
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

PART I

Item 1. BUSINESS

Overview

Contango ORE, Inc. (“CORE” or the “Company”) was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for and development of gold ore and associated minerals in the State of Alaska. On January 8, 2015, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”). On September 30, 2020, CORE Alaska sold a 30.0% membership interest in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The sale is referred to herein as the “CORE Transactions”.

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

The Company conducts its business through the below primary means:

•
its 30.0% membership interest in Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s production from the Main and North Manh Choh deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);
•
its wholly-owned subsidiary, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia (“Contango Mining Canada”), which holds the Company’s 100% equity interest in HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”). HighGold holds the Company’s 100% equity interest in JT Mining, Inc., which leases for exploration the mineral rights to approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”), located near tidewater, 125 miles southwest of Anchorage, Alaska, from Cook Inlet Region, Inc. (“CIRI”), one of 12 land-based Alaska Native regional corporations created by the Alaska Native Claims Settlement Act of 1971;
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
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately controls the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”); and
•
its wholly-owned subsidiary, Avidian Gold Alaska Inc., an Alaskan corporation (“Avidian Alaska”), which separately controls the mineral rights to approximately 11,711 acres of State of Alaska mining claims and upland mining leases for exploration, including (i) approximately 1,021 acres (the "Amanita NE Property") located in the Fairbanks Mining District approximately three miles east of the Fort Knox Gold Mine and 20 miles north of Fairbanks, Alaska, and (ii) approximately 10,690 acres (the "Golden Zone Property") located in the Valdez Creek Mining District on the eastern edge of the Alaska Range, located, approximately 150 miles southwest of Fairbanks, Alaska, along the George Parks Highway; and which leases for exploration the mineral rights to approximately 3,380 acres of State of Alaska mining claims, leasehold locations and an upland mining lease, located in the Fairbanks Mining District approximately five miles southwest of the Fort Knox Gold Mine and about 10 miles north of Fairbanks, Alaska (the "Amanita Property" and together with the Amanita NE Property adn the Golden Zone Property, collectively the "Avidian Properties").

The Johnson Tract Project, Lucky Shot Property, Minerals Property and Avidian Properties are collectively referred to in this Annual Report on Form 10-K as the “Contango Properties”.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

Strategy

Partnering with strategic industry participants to expand future exploration work and mining operations. As of October 1, 2020, in conjunction with the Kinross Transactions and the signing of the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the "A&R JV LLCA:), KG Mining became the manager of the Peak Gold JV (the “Manager”). KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Peak Gold JV operations in accordance with industry standards and applicable laws, and other limited circumstances. Except as expressly delegated to the Manager, the A&R JV LLCA provides that the JV Management Committee has exclusive authority to determine all management matters related to the Company. The JV Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining. The representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain actions that require approval by unanimous vote of the representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the JV Management Committee.

Structuring incentives to drive behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2024, the Company’s directors and executives beneficially owned approximately 13.0% of the Company’s common stock.

Acquiring exploration properties. The Company anticipates from time to time acquiring additional properties in Alaska for exploration, subject to the availability of funds. The acquisitions may include leases or similar rights from Alaska Native corporations and/or Tribes may include filing Federal or State of Alaska mining claims by staking claims for exploration. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements. The Company is open to strategic partnerships or alliances with other companies as a means to enhance its ability to fund new and existing exploration and development opportunities.

Employees

As of the date of this report, the Company has twelve full-time employees. Rick Van Nieuwenhuyse, its President and Chief Executive Officer is responsible for the management of the Company. Brad Juneau serves as the Company’s Chairman. Mike Clark is the Chief Financial Officer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. The Peak Gold JV is managed by Kinross and all permanent positions are filled with Kinross employees seconded over to the Peak Gold JV. In addition, the Peak Gold JV utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

Corporate Offices

The Company currently leases office space at 516 2nd Avenue, Suite 401, Fairbanks, Alaska 99701 and 375 Water Street, Suite 405, Vancouver, BC V6B 5C6.

Available Information

You may read and copy all or any portion of this annual report on Form 10-K, the transition report on Form 10-KT, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, on the Company's website at http://www.contangoore.com. Certain other information, including but not limited to the Company’s Corporate Governance Guidelines, the charters of key committees of the Company’s Board of Directors and its Code of Business Conduct and Ethics are also available on the Company’s website. In addition, filings made with the Securities and Exchange Commission ("SEC") electronically are publicly available through the SEC’s website at http://www.sec.gov.

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

Risks related to global economic instability, including inflation and fuel and energy costs may affect the Company’s business.

Periods of global economic volatility create market uncertainty, which negatively affects the mining and minerals sectors in general. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to inflation, rising interest rates, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect the Company’s growth. Future economic shocks may be precipitated by a number of causes, including a volatility in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the wars in Ukraine and Gaza), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

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

Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the operations of the Peak Gold JV in proportion to their respective membership interests in that company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Peak Gold JV may be limited. Operations commenced in July 2024 which has allowed the Peak Gold JV to operate from the cash flows generated from its operations and there are no future anticipated cash calls. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. On September 17, 2024, the Company announced the receipt of a $19.5 million cash distribution from the Peak Gold JV relating to production at Manh Choh. The Company received two additional cash distributions totaling $21.0 million in the fourth quarter of 2024. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $28.8 million on the Facility, for the next twelve months from the date of this report. The Company made a repayment of $13.8 million on the Facility in January 2025. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable. The ability of the Company to raise capital or arrange financing in the future will depend, in part, on the prevailing capital market conditions and the mining results achieved at the Manh Choh Project, as well as the market price of metals. The Company cannot be certain that capital or financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund its contributions or obligations to the approved programs and budgets for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

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

The JV Management Committee approved budgets for 2023 and 2024, with cash calls totaling $248.1 million, of which the Company’s share was $74.5 million. In July 2024, the Company had to contribute an unbudgeted additional cash call for $4.1 million. As of December 31, 2024, the Company funded $78.6 million towards the cash calls. In July 2024, the Peak Gold JV commenced processing of the ore at the Fort Knox facility and on July 8, 2024, Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. During 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to three campaigns of production at Manh Choh. If the Company elects not to, or is unable to contribute its proportionate share of any potential contributions for approved programs and budgets for the Peak Gold JV, its interest in the Peak Gold JV will be reduced.

There can be no assurance that Kinross will continue to fund the Peak Gold JV to continue exploration work.

Pursuant to the A&R JV LLCA, there is no requirement that Kinross contribute any future amounts to the Peak Gold JV to continue exploration work, development or operational and the Company will have limited funds to continue exploration of the Peak Gold JV Property, if Kinross, through KG Mining, fails to contribute additional amounts to the Peak Gold JV.

Kinross has far greater technical and financial resources than the Company.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. As of December 31, 2024, Kinross had a market capitalization of approximately $11.5 billion. Because of its vastly superior technical and financial resources, Kinross may adopt budgets and work programs for the Peak Gold JV that the Company will be unable to fund in the time frame required, and its interest in the Peak Gold JV may be substantially diluted.

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

The Company’s continued viability depends on continued commercial production of the Peak Gold JV Property and the exploration, permitting, development and commercial production of the Company’s other properties.

Until recently, the Company and the Peak Gold JV have conducted only exploration activities. The Peak Gold JV commenced mining operations at the Manh Choh Project during the second half of 2024. The Company’s ability to become profitable will be dependent on the receipt of revenues from the extraction of minerals greater than operational expenses. The Company has conducted exploration and development of the Contango Properties at a loss since inception, and it will continue to incur losses unless and until such time as one of the properties enters into commercial production and generates sufficient revenues to fund its continuing operations. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond the Company’s control. Whether any mineral deposits discovered would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, market prices for the minerals, and governmental regulations.

The Company may never recover minerals at the Contango Properties in commercial quantities.

Although the Lucky Shot Project contains indicated and inferred resources, neither it nor any of the other Contango Properties have any “proven” reserves, as defined by S-K 1300. Notwithstanding any estimates, evaluations or measurements contained in the Lucky Shot TRS, there can be no assurance that commercially feasible quantities of minerals can be recovered from the Lucky Shot Project. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. If the Company does not establish proven reserves in such properties, it might be required to curtail or suspend operations, in which case the market value of the Company’s common stock will decline, and you might lose all of your investment.

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

We are currently conducting exploratory work, and expect to undertake future mining operations, at the Lucky Shot and Johnson Tract Properties. Such operations involve underground activities. The exploration for minerals, mine construction and mining operations in an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases, and because of the location, avalanches. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

The Company and the Peak Gold JV cannot provide assurance that the title to their properties will not be challenged.

The Company, through its wholly-owned subsidiaries, Contango Minerals, LSA, and Avidian Alaska, controls the mineral rights to approximately 168,270 acres of State of Alaska unpatented mining claims and upland leases for gold ore exploration, and the Peak Gold JV holds approximately 13,000 acres of State of Alaska unpatented mining claims in addition to the Tetlin Lease (described below). Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and the rights of third parties to the use of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 - 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 - 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

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

As of December 31, 2024, there were approximately 12.2 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 13.0% of the common stock. The Company's common stock is quoted on the NYSE American under the symbol “CTGO”. Although the Company’s common stock is quoted on the NYSE American and trading volumes have increased over the last few months, the trading has historically been irregular and with low volumes and therefore the market price of its common stock may be difficult to ascertain. Since the Company’s common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company has partnered with Alasconnect LLC to evaluate the cyber risk and IT control capabilities within the enterprise. The goal is to increase cyber-resilience and cyber-threat response preparedness. Cyber policies, procedures and practices are extended to all third-party vendors and appropriately communicated to both management and the Board by way of strategic cyber incident tabletop exercises and quarterly board IT governance reporting. Any material risks identified from cyber security threats will be communicated to the management team which will evaluate and manage the risk. Although to-date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain an area of attention.

Item 2. PROPERTIES

Overview

Information concerning the Company’s mining properties in this Form 10-K have been prepared in accordance with the requirements of S-K 1300.

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

Property Summary

On January 8, 2015, the Company and a subsidiary of Royal Gold, formed the Peak Gold JV and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV. In addition to the Tetlin Lease, the Peak Gold JV also holds 159 State of Alaska mining claims covering approximately 13,000 acres for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of December 31, 2024, the Company held a 30.0% membership interest, and KG Mining held a 70.0% membership interest in and operates the Peak Gold JV. The Peak Gold JV Property contains the Main and North Manh Choh deposits (the “Manh Choh Project”), which the Company currently considers its only material property.

The Company also separately controls the mineral rights to approximately 168,970 acres of State of Alaska and patented mining claims and upland leases for exploration through its wholly-owned subsidiaries LSA (consisting of the Lucky Shot Property), Contango Minerals (consisting of the Eagle/Hona, Triple Z, and Shamrock prospects and additional state mining claims in the Willow Mining District), Contango Mining Canada (consisting of Johnson Tract) and Avidian Alaska (consisting of the Golden Zone, Amanita and Amanita NE properties), and has begun allocating more annual resources to exploration of those properties and other new opportunities. Encumbrances on each property, such as royalties, are discussed within the property descriptions.

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

The following table outlines the land ownership of the three legal entities that controls mineral rights in Alaska: the Company's 30% ownership of the Peak Gold JV (through CORE Alaska); LSA; Contango Minerals; and Avidian Alaska; each as of December 31, 2024:

Property	Location	Commodities	Claims	Estimated Acres	Type
Peak Gold JV (30.0% Interest):
Tetlin Lease	Eastern Interior	Gold, Copper, Silver	—	675,000	Lease
Tetlin-Tok	Eastern Interior	Gold, Copper, Silver	129	10,400	State Mining Claims
Eagle	Eastern Interior	Gold, Copper, Silver	30	2,600	State Mining Claims
			159	688,000
J T Mining (Leased from Cook Inlet Region, Inc.) (100% Interest):
Johnson Tract	South Central	Gold, Silver, Lead, Zinc, Copper	—	21,000	Lease
			0	21,000
LSA (Leased from Alaska Hard Rock Inc.) (100% Interest):
Lucky Shot	South Central	Gold	58	7,900	State Mining Claims
Lucky Shot	South Central	Gold	46	700	Patented Mining Claims
			104	8,600
Contango Minerals (100% Interest):
Eagle/Hona	Eastern Interior	Gold, Copper, Silver	450	69,780	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,800	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	361	52,700	State Mining Claims
Willow	South Central	Gold	69	8,000	State Mining Claims
Amanita NE	Interior	Gold	1	1,021	State Upland Mining Lease
Golden Zone	Central	Gold	69	10,690	68 State Mining Claims, 1 Upland mining Lease
			1,045	156,991
Avidian Alaska (Leased from Tanya Stolz) (100% Interest):
Amanita	Interior	Gold	55	3,379	54 State Mining Claims, 1 Upland Mining Lease
			55	3,379
		TOTALS:	1,363	877,970

Below is a map showing the location of the Peak Gold JV Property and the Contango Properties, including the ownership percentage for the rights associated with each property held by the Peak Gold JV or the Company, as applicable, and the nature of each interest:

Fort Knox
Amanita Lease/
Amanita NE
100%
Fairbanks
Shamrock
100%
Pogo
Tintina Fault
Alaska
Canada
Golden Zone
100%
Eagle/Hona
100%
Tok
Triple Z
100%
Manh Choh
100% Tetlin Lands
Leased to PGJV
Denali Fault
Lucky Shot Lease/
Willow
100%
Anchorage
Johnson Tract Lease
100%
Contango ORE, Inc. Alaska Properties
CONTANGO ORE
Peak Gold JV - Manh Choh
CTGO State Mining Claims
Other State Mining Claims
0
125
miles

Below are the coordinates of the Peak Gold JV Property and the Contango Properties:

Property	Latitude*	Longitude*
Shamrock	64.397	-146.532
Eagle/Hona	63.209	-143.440
Manh Choh	62.947	-142.627
Triple Z	63.364	-142.490
Lucky Shot	61.776	-149.411
Willow	61.802	-149.232
AmanitaNE	65.021	-147.168
Amanita	64.937	-147.424
Golden Zone	63.194	-149.667
Johnson Tract	60.123	-152.919

* Lat/Long (NAD83)

Mining operations at the Manh Choh Project have begun, with commercial production starting in the second half of 2024. The Contango Properties are all currently in the exploration stage and are not currently producing. Besides the Lucky Shot Project, which had historic production from late 1920s until 1942, none of the Company’s properties have ever been commercially produced.

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

Current Mining Activity

The Peak Gold JV’s Manh Choh mine is now actively mining from an open pit. The ore is currently being transported and stockpiled at the Fort Knox mill for future processing. Other than the former-producing mines located on the Lucky Shot Property (described below), which are not currently active, there are no existing mines on any of the other Contango Properties. The Company is developing an underground mine at Lucky Shot by enhancing underground access for exploration and development drilling. The Company has not determined the type of mine that may be established in the future at its other exploration stage properties (Eagle-Hona, Triple Z, Shamrock, Amanita NE, Amanita and Golden Zone) in connection with any possible mineral production.

Summary of Mineral Reserves and Resources

A “mineral reserve" is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “economically viable,” as used in the definition of reserve, means that the qualified person has analytically determined that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.

The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Proven and probable reserves include gold, copper, silver, lead, zinc or molybdenum attributable to Newmont’s ownership or economic interest.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The reference point for mineral reserves is the point of delivery to the process plant. Metal price assumptions, adjusted for our exchange rate assumption, are based on considering such factors as market forecasts, industry consensus and management estimates. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralization considered economic to process, varies between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold, copper, silver, lead, zinc or molybdenum extraction and type of milling or leaching facilities available. Reserve estimates may have non-material differences in comparison to our joint venture partners due to differences in classification and rounding methodology.

A "mineral resource" is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

The tables below summarize the mineral reserve and resource estimates for the Manh Choh Project effective December 31, 2024 on both a: (i) Peak Gold, LLC 100% ownership basis and (ii) Contango ORE 30% attributable ownership basis.

Peak Gold, LLC Reserves 100% Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	439	6.4	90	9.9	140
Probable	2,873	7.7	707	14.2	1,309
Total Proven + Probable	3,312	7.5	797	13.6	1,449

Contango ORE Reserves 30% Attributable Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	132	6.4	27	9.9	42
Probable	862	7.7	212	14.2	393
Total Proven + Probable	994	7.5	239	13.6	435

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

Peak Gold, LLC Resources 100% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	—	—	—	—	—
Indicated	367	2.7	33	10.4	123
Total Measured + Indicated	367	2.7	33	10.4	123

Inferred	-	3.2	-	45.8	-

Contango Resources 30% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	—	—	—	—	—
Indicated	110	2.7	33	10.4	37
Total Measured + Indicated	110	2.7	33	10.4	37

Inferred	-	3.2	-	9.2	-

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

Lucky Shot Project

The mineral resources at the Lucky Shot Project are contained within two deposits: Lucky Shot and Coleman. They were developed using a computer-based block model based on drill hole assay information and geologic interpretation of the mineralization boundaries. Mineral resources were estimated using the block model and underground shapes created in Leapfrog software using a 3.0 g/t Au cut off grade averaged over 3 meters to establish the areas of the deposit with reasonable prospects for economic extraction. The mineral resource block model and estimate were prepared by the Qualified Person. The model was based on validated drilling data available through February 2023.

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

Johnson Tract Project

The mineral resource estimate was prepared under NI 43-101 standards and the Company is currently converting this estimate to the SK-1300 standard.

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

The maps below depicts the Peak Gold JV Property and the State of Alaska mining claims leased by the Company:

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

Starting in 2024, the Peak Gold JV will pay production royalties to the Tetlin Tribal Council with an advance minimum royalty of approximately $75,000 per year, plus an inflation adjustment. Production commenced in July 2024 and the Peak Gold JV has started to satisfy the production royalty obligations pursuant to the terms of the Tetlin Lease. Additionally, the Peak Gold JV will pay RG Royalties, LLC a production royalty of 3.0% on commercial production of gold or derived from the Tetlin Lease and the 159 Peak Gold JV owned State of Alaska Mining Claims. RG Royalties, LLC holds a separate silver production royalty of 28% on a 3,931 acre portion of the Tetlin Lease, including the Manh Choh North and Manh Choh South deposits. The 159 mining claims will also be subject to taxes and royalties due to the State of Alaska on mineral production from state lands.

Exploration & Development Overview

To date, the exploration activity has been concentrated on the Peak Gold JV Property, with such activity undertaken by the Peak Gold JV. The Peak Gold JV has commenced mining ore from the Manh Choh Project on the Peak Gold JV Property, and is processing ore at the existing Fort Knox milling complex located approximately 400 kilometers away, as further described below. As of December 31, 2024, the Company has contributed approximately $106.2 million to the Peak Gold JV.

The Peak Gold JV released a feasibility study in July 2022. Also, in July 2022, Kinross announced that the Kinross Board made a decision to proceed with development of the project. According to information released by Kinross, aggregate capital expenditures for the Peak Gold JV to execute the development plan will be approximately $189 million, including $30 million for the purchase the highway ore transport fleet, resulting in approximately $64.6 million in capital contributions attributable to the Company's 30% interest. The feasibility study included an Average All-in Sustaining Costs (AISC) for the Company estimated at $1,116 per Au eq. oz. (which includes the Fort Knox Toll processing costs), however, the current estimated AISC for the life of mine is projected to increase to $1,400 per Au eq. oz. The Manh Choh camp and road access to the mine site are complete and all mining equipment is on site and mining has commenced. The mining activity consists of mine development and stockpiling any ore in preparation for transportation to the Fort Knox mill for processing. Production commenced at Manh Choh during the second half of 2024, with a mine plan that consists of two small, open pits that will be mined concurrently over 5.5 years. Kinross, on behalf of the Peak Gold JV, is also continuing its comprehensive community programs and prioritizing local economic benefits as it develops the project. All permitting activities are completed with all major permits received from both Federal and State permitting agencies.

In connection with the Manh Choh Project, Peak Gold JV is mining ore from the Main and North Manh Choh deposits and transports the ore to the Kinross-owned Fort Knox operation located 250 highway miles (400 kilometers) from the Peak Gold JV Property where the ore is processed at the existing Fort Knox mining and milling complex. The use of the Fort Knox mill is expected to accelerate the development of the Peak Gold JV Property and result in significantly reduced upfront capital development costs, smaller environmental footprint, a shorter permitting and development timeline and less overall execution risk for the Peak Gold JV Property.

Geology

The exploration effort on the Tetlin Lease for the Manh Choh Project has resulted in identifying two prospective mineral deposits (Main and North Manh Choh) and several other gold and copper prospects following drilling programs begun in 2011. Surface, bedrock, and stream sediment data on the Tetlin Lease as well as on the Eagle, Hona and Tok state of Alaska claims adjacent to the Tetlin Lease have been gathered during the summer exploration programs. There was no exploration program in 2014 or 2020. While proven and probable mineral reserves have been reported for the Manh Choh Project, mineral reserves have not been reported on any of the other targets on the Peak Gold JV Property. There has been no recorded past placer or lode mining on Peak Gold JV Property, and the Company and the Peak Gold JV are the only entities known to have conducted drilling operations on the Peak Gold JV Property.

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

Exploration Activity and Targets

Chief Danny Prospect Area. The Chief Danny Prospect Area currently is the most advanced exploration target on the Peak Gold JV Property and is comprised of several distinct mineralized areas: the Main Manh Choh Zone, Berg, Mohawk, Silverbell, Infrastructure Pad and SSS Zones. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through December 31, 2024, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

						Stream
		Core	Rock	Soil	Pan Con	Silt	Core	IP/Geophysics	Trenching
Year	Program	Samples	Samples	Samples	Samples	Samples	(feet)	(kilometers)	(feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	33,010	—	—
2022	Chief Danny	1,260	493	1,681	—	584	8,983	—	—
2023	Chief Danny	—	27	313	—	—	2,308	—	4,100
2024	Chief Danny	2,373	—	—	—	—	15,665	—	—
	Total	54,307	3,714	9,205	1,318	2,085	358,882	7,586	6,430

Drill and Trench locations for Chief Danny Area

Chief Danny Overview, 2023
23 Drilling
Previous Drilling
Existing Rd or Trail
Trench
Gravity Complete and Tay Soil Grid
Berg
TET23558
TET23562, 63
Brick
TET23557
Mohawk
MoMag
TET23556
TET23561
N. Pit
TET23559
Discovery
TET23564
S. Pit
TET23560
TET23555
Silver Bell
Monitoring Well
Nithaadn Exp Rd and Gravity
0
0.5
1
Miles
N

2024 Drilling Program. The Peak Gold JV started drilling for the 2024 drilling program in March 2024. Drilling continued through August 2024. The 2024 drilling plan focused northwest of the current deposits on undrilled under-explored areas.

Sampling, Geochemical Analysis and Security

All samples from the 2024 program were prepared and analyzed by ALS Minerals. Receipt and sample preparation was performed at their facilities in Fairbanks, Alaska, and Whitehorse, Yukon. A third-party expeditor was contracted to move the samples from Tok to the ALS Minerals sample preparation facilities, in Fairbanks, Alaska and Whitehorse, Yukon. Pulps samples were analyzed at both the Reno, Nevada, and Vancouver, British Columbia laboratories. Analytical work consisted of; gold by fire assay, with an atomic absorption (“AA”) finish, gold by fire assay with gravimetric finish, for all assays greater than 5 ppm Au, multi-element determination for 34 elements by 4-acid digest and inductively coupled plasma-atomic emission spectroscopy (“ICP-AES”). A subset of samples were selected for carbonate determination, by perchloric acid and coulometric titration. Samples were collected at the leased warehouse in Tok, Alaska.

During 2024, prior to shipping, drill core samples staff inserted blanks and standards at a rate of 5% and collected field duplicates at a rate of 3% of total sample volume. ALS Minerals collected and analyzed 0.5% of samples as crush duplicates and 2% of samples as pulp duplicates, per the sample preparation procedures. Blank material was sourced of Brown’s Hill Quarry Basalt. Certified reference material (“CRM”) for gold were sourced from OREAS, as prepackaged 60g satchets. For the 23 different CRM materials used, the gold concentration, ranged from 0.016 ppm to 7.66 ppm Au. The quality assurance/quality control procedure was completed by Kinross staff.

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

Lucky Shot Property

Location of and Access to the Lucky Shot Property

The Lucky Shot Property was acquired by the Company in 2021 through its acquisition of LSA. The Property covers three former producing gold mines in the Willow Mining District located in the southern Talkeetna Mountains of south central Alaska and covers an area of approximately 35 square kilometers. The three former mines include the Coleman, Lucky Shot and War Baby mines, located along a continuous low angle structural zone occupied by a series high-grade quartz vein hosting free gold and minor sulfide and telluride mineralization. The Lucky Shot Property consists of a mine site located 180 kilometers (112 miles) north of Anchorage, Alaska, and a processing site located about 48 kilometers (30 miles) west of the mine site, on the George Parks Highway. The Lucky Shot Property includes 725 acres of patented mining claims and 7,900 acres of State of Alaska mining claims leased from Alaska Hardrock Inc. The patented mining claims are subject to three separate royalties: a 0.5% NSR royalty due to Enserch Processing Partners, Ltd.; a 2.9% NSR royalty on the patented claims covering the Lucky Shot mineral resource and a 3.3% NSR royalty on other patented claims due to Daniel E. Renshaw; and a 2% NSR royalty due to Alaska Hardrock Inc. The State of Alaska mining claims are subject to a 4% NSR royalty due to Alaska Hardrock Inc. All state claims are also subject to taxes and royalties due to the State of Alaska on mineral production from state lands. The Lucky Shot Property covers three former producing gold mines in the Willow Mining District located in south central Alaska. The claim block is an irregular shape measuring approximately 10 miles east-west and up to 5 miles north-south. Elevations of the property range from approximately 2,600 feet ASL along Craigie Creek to peaks at Bullion Mountain (5,100 feet ASL) and Lucky Shot Ridge (4,880 feet ASL). Infrastructure in the area is excellent with road access between the mine site and plant site via unsealed secondary road, sealed two-lane highway, and the four-lane Parks Highway connecting Anchorage and Fairbanks.

Geology

The Willow Creek Mining District straddles the margin of a granodiorite batholith that forms the Talkeetna Mountains and is bounded on the south by the Castle Mountain fault system. The Lucky Shot vein system was determined to be continuous from the War Baby to the Coleman across the project area – a distance of approximately 1.6 kilometers (1 mile), with two high-angle faults structures segmenting the vein into three blocks (i.e. the Coleman block, Lucky Shot block and War Baby block). A third fault structure further east was determined to separate the War Baby block from drilling that intersected the vein structure in what is known as the Murphy block – extending the known vein structure another 600 meters (~2,000 feet) further east. Between the Coleman and War Baby mines the vertical and lateral offset is a few meters up to tens of meters which allowed historic mining to continue across faults in a near-continuous manner. This similar magnitude of vertical and lateral displacement is defined as an oblique-slip fault and is typical of a transpressional structural environment. District geologic mapping shows that the Castle Mountain fault is a major regional strike slip fault and that the Hatcher Pass Fault is a sympathetic fault that places a thick section of Cretaceous schists up against a rigid body made up of the late Cretaceous Willow Creek batholith. The Company believes the contact environment between these two disparate lithologies is an ideal location for low angle, listric fault-controlled quartz vein hosted gold deposits, characteristic of the Willow district.

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

Johnson Tract Property

Location of and Access to the Johnson Tract Property

The Project is located 200 kilometers southwest of Anchorage, 15 kilometers inland from Cook Inlet and tidewater. A gravel airstrip 800 meters long and 30 meters wide allows for fixed wing aircraft to access the Project. Snow-free access is generally open from mid-June through to mid-October. Helicopter is used to access the JT Deposit and surrounding prospects. A gravel road links the airstrip to the Johnson Camp.

Land Status History

The Johnson Tract is owned by Cook Inlet Region, Inc. (CIRI) and is situated within the broader Cook Inlet region. CIRI’s traditional lands encompass some of the most developed lands in Alaska. Consequently, the mechanism established by the Alaska Native Claims Settlement Act (ANCSA) in 1971 for Native land selections did not work in the region. Much of the land in the area was occupied by private ownership, municipalities, and boroughs, or had been prior selected by the State of Alaska. Much of what remained was mountaintops and glaciers. Seeking fair treatment, CIRI worked through the courts to remedy the lack of available selections of “customary and traditional lands”. A long negotiation process followed between the United States Department of Interior, the State of Alaska, and CIRI, culminating in the Cook Inlet Land Exchange, the largest land exchange agreement in American history. The Terms and Conditions for Land Consolidation and Management in the Cook Inlet Area (“the CIRI Agreement”) were enacted into federal law in January of 1976 (PL 94-204) and approved by the Alaska Legislature in March 1976.

Among other things, the CIRI Agreement facilitated the creation of Lake Clark National Park and conveyance to CIRI of a well-known mineral prospect within Park boundaries. This prospect, known as Johnson Tract, was divided into two blocks of roughly equal size: The North Tract and the South Tract. CIRI received subsurface title to the North Tract, and both surface and subsurface title to the South Tract. In the North Tract, it was agreed that surface use for the purpose of exploration and extraction would occur pursuant to a surface use plan approved by the Department of Interior. The South Tract agreement was subject to a covenant that the surface estate could only be used for purposes incident to mining and mineral extraction. The North and South Tracts were conveyed to CIRI by the Bureau of Land Management on May 14th, 1979 and March 10th, 1982, respectively.

Enabled by the Cook Inlet Land Exchange, Congress formally established Lake Clark National Park and Preserve in 1980 pursuant to Section 201(7) of ANILCA, significantly expanding the land base as compared to the original Park proposal. The expansion was made possible because CIRI and its villages relinquished selections previously made under ANCSA for significantly less acreage in different, sometimes less desirable areas. The creation of the Park specifically excluded privately owned lands such as those held by CIRI. The surface lands of the North Tract are to be administered by the Park in a manner consistent with CIRI’s ownership of the subsurface estate.

Details on the conveyance and restrictive covenants can be found in Sections I.D.(2) and (3) of the December 10th, 1975 Terms and Conditions for Land Consolidation and Management in the Cook Inlet Area agreed between CIRI and the Federal Government and ratified by Congress on January 2nd, 1976 by enactment of Section 12 of PL 94-204. Revenues CIRI receives from any commercial mineral production in the Johnson Tract will be subject to the 7(i) and 7(j) provisions of ANCSA which provides for the sharing of such revenues among other Alaska regional and village corporations.

Johnson Tract Lease Agreement

Contango Ore, through its wholly owned US subsidiary J T Mining Inc., holds a Lease Agreement with CIRI with an effective date of May 17th, 2019. The Lease Agreement is for the Lease Rights to the Project area totaling 20,942 acres, as defined in Section 4.1. The Lease Agreement is for an initial 10-year term (“Initial Term”), followed by a five-year term (“Development Term”) to achieve a mine construction decision, and a production term that will continue for so long as operations and commercial production are maintained. Terms of the Lease Agreement include annual lease payments of $ 75,000 for the first five (5) years, increasing to $150,000 for year six (6) and onward, until production is achieved. A pre-feasibility study or feasibility study of the Project must be completed by the tenth anniversary of the effective date of the Lease Agreement. A commitment of $10 million in expenditures is required within the Initial Term, including at least $ 7.5 million spent within the first six (6) years. The Company has met this commitment as of December 31, 2024.

During the Development Term, a commitment of $2 million in expenditures per year is required until a mine construction decision is achieved. Certain accrual and carry-forward provisions for excess expenditures are included in both the Initial Term and Development Term.

Upon completion of a feasibility study and a decision to construct a mine, CIRI has the one time right to back-in to the Project and participate to a maximum 25% interest. CIRI will also receive NSR royalties of 2% (pre-Payback) to 3% (post-Payback) on base metals and silver and a gold price adjusted NSR royalty of: 2.5% (<$1,250/oz Au); 3.0% (<$1,500/oz Au); 3.5% (<$2,000/oz Au); or 4% (>$2,000/oz).

Geology

The JT Project is hosted by the Talkeetna Formation of the Alaska Peninsular Terrane, a 1,000 - 2,500 meters thick assemblage of Early Jurassic, intermediate volcanic and volcaniclastic rocks (age based on the abundance of fossil megafauna,

Detterman et al., 1996). Thrust onto the western edge of the Talkeetna Formation are plutonic rocks of the Alaska-Aleutian Range Batholith which are dominated locally by quartz diorite, quartz monzonite and tonalite phases with U-Pb zircon ages of 183 - 164 Ma (Rioux et al., 2007). These intrusive rocks are interpreted to be the contemporaneous, plutonic equivalent of the overlying Talkeetna Formation, and together they make up the uppermost part of the Talkeetna Arc.

Within the Project area, the Talkeetna Formation and intrusive rocks to the west are divided by the north-south striking Bruin Bay fault, a regional, transpressional fault system which was likely active in Early Paleogene time (Betka et al., 2017), but may have been responsible for the unroofing of the Talkeetna Arc as early as the Middle-Late Jurassic (cf. Wartes et al., 2013). Most work on the Talkeetna Arc has focused on the section exposed northeast of Anchorage, in the Chugach and Talkeetna mountains, where geochemical and isotopic analysis of intermediate – felsic plutonic rocks suggest an intra-oceanic island arc setting (Clift et al., 2005, Rioux et al., 2007) with little to no input of continental crust material. However, a lack of evidence for mid-ocean ridge lavas, and thermobarometry requiring crustal thicknesses in excess of 30 kilometers (Hacker et al., 2008) suggest that the Talkeetna Arc was likely a ‘mature’ island arc. South of the Project area are Quaternary volcanics associated with the active Iliamna stratovolcano.

Regional Geology Map of the Johnson Tract Project

TUXEDNI BAY
EASY CREEK
PS
12 km Mineralized Trend
DIFFICULT CREEK
KONA
MILKBONE
NE OFFSET
JOHNSON TRACT DEPOSIT
SOUTH VALLEY
DOUBLE GLACIER
CAMP/ AIRSTRIP
N
COOK INLET
5 km
5 miles
LEGEND
Prospect
JT Deposit Geological Map Area
HighGold-CIRI Johnson Tract
Bedding
Ice/Snowfield
Overburden/ Fluvial Deposits
Granodiorite
Sandstone
Conglomerate
Siltstone
Sandstone and siltstone
Volcanics and volcaniclastics
Jurassic
Late Jurassic
Mid Jurassic
Early Jurassic

Johnson Tract mineralization is hosted within southeast dipping volcanic and volcaniclastic rocks of the early Jurassic Talkeetna Formation, overlain by middle to late Jurassic sedimentary rocks of the Tuxedni, Chinitna and Naknek formations. To the west of the deposit, the regional west-dipping Bruin Bay Fault juxtaposes diorite to quartz monzonite intrusive rocks against Talkeetna formation host rocks.

Schematic cross-section of the regional geology of the Johnson Tract

N75W
S75E
1 mile
JOHNSON PROSPECT
cgl
COOK INLET
SL
Jg
Jn
Jt
Jv
Talkeetna (host)
T_R ?
JMP 1992, 2020
5 km
0
-5 km
Jg Early-Middle Jurassic Granitic Rocks
Jn Latest Middle and earliest Late Jurassic Naknek Fm. (sandstone)
Jnc Conglomerate in Jurassic Naknek Fm.
Jc Middle Jurassic Chinitna Fm. (siltstone)
Jt Middle Jurassic Tuxedni Group (sandstone, siltstone)
Jv Early Jurassic Talkeetna Fm. (volcanics)
T_R ? Late Triassic (marble & volcanics)

Exploration Program

The 2024 exploration program focused on drilling infill and hydrological drilling in the Johnson Tract Deposit. From July 27th through September 25th of 2024, the Company completed 21 drillholes totaling 3,092.3 meters (including 1 failed hole). Three (3) of these drillholes were drilled for hydrogeologic monitoring, for a total of 924.7 meters and included a deep hole through the bottom of the deposit and crossing the Dacite Fault, a vertical hole through the center of the deposit, and a shallow hole crossing the deposit and Dacite Fault. These three hydrologic holes, along with one hole drilled in 2023, provide a good spread of monitoring data throughout the Deposit and west of the Dacite Fault.

Infill drilling from surface was designed to intersect the Johnson Tract Deposit at 25 meters spacing, using a 25 meters grid and older holes for planning. The drilling successfully intersected mineralization in all holes. A list of significant intercepts is shown below.

Work was initiated during the 2024 infill drill program to distinguish, categorize, and model mineralization styles within the Johnson Tract Deposit based on texture, grade, mineralogy, and trace element composition. This work will support geometallurgical characterization and improved geologic modeling. The study included on-site review and documentation of 2024 drill core and a review of core photos from holes that intersected the high-grade resource between 2019 to 2023, to distinguish styles based primarily on texture, vein type, and mineralogy. Six historic holes were relogged and sampled during 2024. A total of 488 infill samples were taken.

Drillhole Locations
Johnson Tract - Alaska
CONTANGO ORE
GOLD SILVER COPPER
December 24, 2024
Scale: 1:30,000
NAD 1983 2011 UTM Zone 5N
Legend
Drill Traces
Historic Drillhole
2019-2023 Drillhole
2024 Drillhole
2022 Resource Outline
N
Kona
Kona East
Milkbone
Ellis Zone
Lower DC
Upper DC
Midway
JT Deposit
South Valley
Double Glacier
504000
506000
502000
6668000
6666000
6664000
6662000
2024 Drillhole Locations
JT24-160
JT24-161
JT24-172
JT24-173
JT24-166
JT24-164
JT24-170
JT24-168
GT24-007
JT24-158
JT24-159
GT24-008
JT24-157
GT24-009
JT24-171
JT24-169
JT24-162B
JT24-163
JT24-167
JT24-165
qexdt
Hydrogeologic Hole
Shallow Infill Hole
25 12.5 0 25
m

Significant intercept table from 2024 Diamond Drilling Program

Drill Hole	From	To	Length	Au	Ag	Cu	Pb	Zn	AuEq
	(meters)	(meters)	(meters)	(g/t)	(g/t)	%	%	%	(g/t)
GT24-007	229	322	93	6.65	7.66	1.14	0.36	2.23	9.1
incl	254	271	17	21.3	7.75	1.16	0.2	3.66	24.32
GT24-008	5.9	229.4	223.5	8.89	6.06	0.45	0.88	4.42	11.5
incl	141.4	196.9	55.5	27.61	8.31	0.73	0.97	3.54	30.25
GT24-009	62	136.8	74.8	2.08	5.12	0.64	0.72	6.87	5.88
JT24-157	47.5	94.5	47	0.96	3.67	0.35	0.08	5.6	3.72
incl	71	94.5	23.5	1.72	4.3	0.46	0.15	8.89	5.97
JT24-158	45	93.6	48.6	1.95	4.81	0.42	0.58	4.32	4.41
JT24-159	42.5	72.7	30.2	3.63	4.23	0.48	0.24	4.95	6.31
incl	49.5	64.2	14.7	6.27	5.92	0.53	0.47	8.6	10.58
JT24-160	No Significant Intercepts								
JT24-161	No Significant Intercepts								
JT24-162B	4.7	78.1	73.4	0.95	12.62	0.17	0.28	6.65	4.06
incl	45.4	67.2	21.8	1.64	8.03	0.3	0.17	12.96	7.4
JT24-163	7.6	15.9	8.3	3.12	3.49	0.18	0.13	4.15	5.09
AND	106.2	113.6	7.4	0.32	12.56	0.09	0.12	8.19	3.92
JT24-164	No Significant Intercepts								
JT24-165	No Significant Intercepts								
JT24-166	36.5	39	2.5	0.3	5.34	0.08	0.34	8.33	3.92
JT24-167	125.9	145.9	20	1.49	4.43	0.29	0.17	8.27	5.29
JT24-168	49.2	67.3	18.1	1.86	5.87	0.28	0.83	5.26	4.6
JT24-169	6.9	50.5	43.6	0.46	3.15	0.13	0.06	8.63	4.17
JT24-170	59.1	71.1	12	6.07	3.22	0.4	0.05	2.46	7.6
AND	80.1	145.4	65.3	4.97	3.76	0.37	0.62	5.46	7.83
JT24-171	4.5	50.9	46.4	0.4	8.03	0.18	0.2	9.32	4.53
JT24-172	No Significant Intercepts								
JT24-173	No Significant Intercepts

The Company intends to de-risk the current Johnson Tract Resource through underground drilling. To achieve this, construction of the permitted road from the Johnson Tract camp to planned. Underground access will be established once permitting has been completed for a tunnel and laydown site. Permitting for the road access between the Camp and the Tunnel site has been completed, and permitting for the underground tunnel and laydown area is currently progressing. Once the road is established and permitting the tunnel and laydown area are completed, underground mining operations are planned to drive the exploration tunnel towards the ore body to facilitate underground drilling of the ore body and completion of an appropriate feasibility study.

Contango Minerals Properties

Compared to the exploration activities conducted to date on the Peak Gold JV Property, Johnson Tract and the Lucky Shot Property, the Company, through its subsidiaries, has performed significantly less exploration work on the mining claims wholly owned by Contango Minerals, which includes the Triple Z, Eagle/Hona, Shamrock, Willow, Amanita NE and Golden Zone projects, all of which remain in the exploration stage.

Triple Z Prospect

The Triple Z claims were originally staked in 2009 and the claim block expanded in 2011, and again in 2019, with the claim block now covering an area of approximately 14,800 acres immediately adjacent to the Alaska Highway to the south and west, and the Taylor Highway to the north and east. The 95 State of Alaska mining claims that make up the Triple Z Prospect are subject to a 3% NSR royalty to RG Royalties, LLC on all mineral products, in addition to taxes and royalties due to the State of Alaska on mineral production from state lands. The center of the Triple Z claim block is located 15 miles northeast of the Manh Choh deposit and 5 miles northeast of Tetlin Junction, where the Taylor Highway intersects the Alaska Highway. The claims cover an area of 14,810 acres with elevations ranging from 2,000 to 3,200 feet ASL. The property, including prospects known locally as the Triple Z, Dennis, Ladue, Asarco and Tok, covers an irregular area measuring up to 4 miles north-south by 8 miles east-west. An ATV-accessible trail leads from the Taylor Highway to the center of the claim block where drilling was conducted in 2012.

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

The Company has exploration targets that have not yet been drilled because the Company was waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska, which included a highly prospective drill-ready target. As of January 2024, the land transfer has been completed and all of the Triple Z property is open to exploration. Preparation for the land transfer took several years and included the State of Alaska conducting a topographic survey to re-establish survey boundaries that were destroyed due to wildfires. The survey completed in 2021,was required to complete the land transfer from the Federal government to the State of Alaska. With completion of the land transfer, the Company anticipates drill permits will be approved by the State Department of Natural Resources in the spring of 2025.

Eagle/Hona Prospect

The Eagle/Hona property is located west of the Tok Cutoff Highway, approximately 15 miles northwest of the Manh Choh deposit. This block of 450 State of Alaska mining claims covers an area of 69,780 acres, measuring up to 17 miles north-south by up to 10 miles east-west. It includes prospects known by the names Hona, Noah, Natahona, Eagle and Mt. Neuberger. The 152 claims staked in 2012 and 2013 are subject to a 2% NSR royalty and the remaining 298 claims are subject to a 3% NSR on all mineral products due to RG Royalties, LLC, in addition to taxes and royalties due to the State of Alaska on mineral production from state lands. The property is currently accessible only via helicopter but portions of the claim block are less than a mile from the State maintained all-season Tok Cutoff Highway, which leads to the Glenn Highway route to Anchorage, and about a mile south of the State maintained all-season Alaska Highway. The claim block elevations range from 1,800 to 6,742 feet above sea level, and includes VABM Lookout, the summit of Mt. Neuberger, and VABM Hona.

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

Contango’s exploration on the Eagle/Hona property began in 2013 with a reconnaissance-level stream sediment and pan concentrate sampling program conducted over most of the southern portion of the Eagle claims. This effort identified a large target area on the property of over 10 kilometers along a northwest corridor where every creek draining the northeast slope showed strongly anomalous gold and arsenic. Exploration of the Hona prospect began in 2015 when a rock sample collected from the Hona prospect returned 3.99 grams per tonne ("g/t") gold with anomalous silver, arsenic, bismuth, copper and cobalt. The mineralization was hosted in quartz mica schist with arsenopyrite veins composing up to 10% of the rock. This metal suite, Au-As-Bi-Co-Cu, is identical to the skarn assemblage at the Manh Choh and North Manh Choh deposits and suggests the Hona mineralization may be related to a system similar to that which generated the Manh Choh deposits.

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

Exploration efforts on the Eagle/Hona property have delineated three large areas with anomalous gold ± arsenic ± copper. Gold, arsenic and copper values in steam sediment samples range up to 377 ppb, 161 ppm and 412 ppm, respectively. Gold, arsenic and copper values in pan concentrates range up to 9,929 ppb, 803 ppm and 206 ppm, respectively. The first target area corresponds to the Hona prospect location and is distinguished by extremely high gold, arsenic and copper in pan concentrates and stream sediments, with pans showing anomalous values at locations where stream gradients are too high for alluvial gold accumulations, suggesting mineralization is nearby, in outcrop and at current weathering surface. The second target area lies west of the Hona prospect and includes much of the upper portion of Natohona Creek. Possibly continuous with the Hona mineralization, this area is characterized by anomalous arsenic and copper, with gold in pans located in low-gradient areas of streams, suggesting significant travel from source. The third target area is the largest on the Eagle/Hona property and is defined by extremely high arsenic with gold in pan concentrates running along a 10 kilometers northwest-southeast swath on the NE side of Mt. Neuberger, where every creek draining the northeast slope shows anomalous gold-arsenic signatures.

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

Hona 3
Hona 2
Hona 1
2019 Drill Holes
Kenneccott Collars
Rock Chip Au (ppm)
Below Detection
0.01 - 0.25
0.26 - 0.50
0.51 - 1.00
1.01 - 2.00
2.01 - 12.50
LITHOLOGY
Skarn
Granodiorite
Quartz-mica schist
HN19001
HN19002
7.232
2.533
9.623
0.486
12.5
5.095
1.427
1.068
1.082
2.053
3.89
4.95
Meters
Kilometers
0 0.5 1
0 200 400
N
377000
378000
379000
380000
381000
382000
7006000
7005000
7004000
7003000
7002000

Significant Drill Intercepts from the 2019 Program. Sample intervals are calculated using 0.5 g/t lower cut off for gold with no internal waste less than cutoff grade that is greater than 3 meters in thickness. Intercepts shown are drill intercept lengths. True width of mineralization is unknown. The grade cutoff for gold (Au) is 0.5 g/t; for silver (Ag) is 10 g/t; and for copper (Cu) is 0.1%. The following table summarizes the significant drilling results obtained for the complete 2019 Program:

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

Shamrock Prospect

In early 2021, the Company staked 361 State of Alaska mining claims over the Shamrock prospect in the Richardson Mining District located in central Alaska along the Alaska Highway corridor. These claims lie in the heart of the Richardson Mining District, located in central interior Alaska. Several exploration targets are located within the claim block, including the Shamrock, Banner and Hilltop prospects. These claims are not subject to any royalties other than taxes and royalties due to the State of Alaska on mineral production from state lands. The mining claims cover approximately 52,700 acres with elevations ranging from approximately 1,000 feet ASL to 3,023 feet ASL at VABM Buck. The claim block is an irregular shape measuring up to 15 miles east-west and up to 6.2 miles north-south. The location of the Shamrock claims is approximately 50 miles south of Fairbanks, Alaska along the Richardson Highway. The property can be accessed via two unpaved roads off the Richardson Highway at milepost 292.5 and milepost 314. The project area is cut by several unpaved roads and ATV trails, providing access to the interior of the property. The Shamrock claims are located 62 miles from Pogo and 75 miles from Fort Knox with outstanding infrastructure and access, including a high-voltage power line running along the north and south boundaries, as well as the Alaska Pipeline corridor trending ESE and WNW along the northern boundary.

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

The map below shows the location of the Shamrock Prospect:

True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
Delta Junction
Tok
Manh Choh
N
CONTANGO ORE
GOLD SILVER COPPER
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles

Willow Prospect

The Willow claim block was staked by the Company in August of 2021. The claims are located 168 kilometers (104.5 miles) north of Anchorage, Alaska, with a processing site located about 60 kilometers (37 miles) west of the claim block, on the Parks Highway. The property includes 69 State of Alaska mining claims covering 8,000 acres, surrounding and including many historic gold mines and prospects. These claims are not subject to any royalties other than taxes and royalties due to the State of Alaska on mineral production from state lands. The claim block is an irregular shape measuring up to 5.5 miles east-west and up to 4.3 miles north-south. Elevations in the claim block range from about 2,000 feet ASL along Archangel Creek to 5,440 feet ASL at Murphy Ridge and The Pinnacle. The Willow claims can be accessed from the Willow Fishhook Road via Archangel Road, along the eastern side of the claim block, and Gold Chord Road on the west side. Infrastructure in the area is excellent with road access between the claim block and plant site via unsealed secondary road, sealed two-lane highway, and the four-lane Parks Highway connecting Anchorage and Fairbanks.

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

The map below shows the location of the Willow Prospect:

Willow Project
Fern
Gold Top
Independence
Gold Bullion
Lucky Shot
Grubstake Gulch
25 miles to Willow
50 miles to Anchorage
N
Willow Claims
Historic Gold Mine
0
6
kilometers

Amanita NE Prospect

The Amanita NE State of Alaska Upland Mining Lease, covering 1021 acres, was acquired by the Company in August of 2024, through the Company’s acquisition of Avidian Gold Alaska, Inc. This prospect is located 20 miles northeast of Fairbanks, immediately below the freshwater dam for the Fort Knox Gold Mine operated by Kinross Gold Corporation and is accessible by public roads and RS2477 trails. The upland mining lease is subject to a 1% NSR royalty on lode gold and a 5% NSR royalty on placer gold due to Keltic Enterprises Inc., as well as taxes and royalties due to the State of Alaska on mineral production from state lands.

Amanita NE is located within lower to middle Paleozoic metavolcanic and metasedimentary rocks of the Cleary Sequence and Fairbanks Schist which contain commercially viable mineralization elsewhere in the Fairbanks Mining District. It is located along Fish Creek, which was mined extensively for alluvial gold in the past. Kinross’ Gil-Sourdough gold deposit is immediately northeast of Amanita NE and the Fort Knox gold deposit is located 3 miles upstream from the prospect. Limited exploration conducted between 1992 and 2003 did not reveal significant bedrock exposures of mineralization however, more extensive and closer spaced placer gold drilling conducted in 2004 indicated the presence of commercially attractive placer gold accumulations. Two reverse circulation drill holes targeting lode gold were also drilled in 2004, with mixed results, partially due to drilling technique. In 2013, 4 diamond core holes and 3 placer RC holes were drilled. A full data set of data is not available for these holes, however, granodiorite with disseminated sulfides in stockwork veining with elevated gold and silver values was noted. Further drilling of geophysical targets was recommended at that time.

Amanita Prospect

A lease with option to purchase for the Amanita State of Alaska Mining Claims and Upland Mining Lease was acquired by the Company in August of 2024, through the Company’s acquisition of Avidian Gold Alaska, Inc. The Amanita Prospect consists of 54 State of Alaska mining claims and leasehold locations and one 1320 acre Upland Mining Lease. The property is subject to a 3% NSR royalty due to Tanya Stolz (lessor) and a 0.2% NSR due to Keltic Enterprises Inc., as well as taxes and royalties due to the State of Alaska on mineral production from state lands. The property lies 15 kilometers northeast of Fairbanks and covers an area of 3,379 acres. It is road accessible, including well maintained trails within the property.

The Amanita Claim Group flanks the Gilmore Dome stock, which is composed of granodiorite. Rock units encountered in excavated trenches on the Amanita prospect consist of quartzite, quartz mica schist, amphibolite, phyllite, graphitic schist, and gneiss; all assigned to the Fairbanks schist of Proterozoic-Paleozoic age. Exploration of this prospect began in 1996 by Kinross successor, Cyprus Gold. After finding gold mineralization with associated Bismuth, arsenic and antimony, Kinross Gold conducted a property-wide soil and rock sampling program and subsequently drilled 39 reverse circulation drill holes in 1999 and 2000. Thirty of the thirty-nine Kinross drill holes intersected more than 1.0 g/t Au over at least 1.5 m, and visible gold was noted in several holes. This drilling helped delineate the “Tonsina Trend” a structural corridor trending northeast-southwest, directly in line with the Fort Knox pluton 5 kilometers to the northeast (see map below).

Amanita Prospect
Tonsina Trend with Total Magnetic Field Image
475000
480000
485000
7210000
7205000
7200000
N
Fort Knox Pluton
Fort Knox Pit
Tonsina Trend
Gilmore Dome from Newberry et al. (1996)
Amanita
Apophysis off Main Pluton?
After Burns et al. (2004)
0 1 2 4 Kilometers

In 2016, after Avidian Gold Alaska’s acquisition of the prospect, a 10 day prospecting and soil and rock sample collection program was carried out. Thirteen rock samples contained over 1.0 ppm gold, with the highest grade sample containing 103 ppm gold. Three of the quartz vein/breccia rock samples contained visible gold ± tellurides as well as anomalous silver, bismuth, and tungsten. The bulk of the anomalous samples were found within the Tonsina Trend, but samples containing 14.4 and 26.4 ppm gold were collected from a newly discovered mineralized zone on Rex Ridge in the northeastern portion of the Property. These discoveries led to a 2019 trenching program, consisting of 7 trenches (1,721m total length), which identified three types of hydrothermal mineralization on the property: 1) quartz vein +/- sulfide mineralization; 2) quartz-iron oxide (FeOx) mineralization; and 3) Iron oxide (FeOx) only mineralization. In 2020, 444 line kilometers, drone-based magnetic survey was flown over the prospect. Two main structures were identified; the northeast-trending Saddle Fault and the northwest-trending Rex Fault. The Saddle Fault follows Ruby Creek and the Rex Fault corresponds with Rex Creek. Several smaller structures are apparent in the data as well. Also in 2020, a helicopter-borne LiDAR survey was performed, which show the Saddle and Rex faults well (see below images).

In 2020, 9 diamond core holes (1945m) were drilled south of the Saddle Fault guided by results from previous surface work and a high-resolution UAV magnetics and LiDAR. A series of mineralized sheeted iron-oxide bearing quartz veins running sub-parallel and perpendicular to foliation were identified in the schist package. Six of the 9 drill holes had significant intercepts over 4 meters in length with gold grades of 1.1ppm to 2.6ppm, including 33.89 meters with a gold grade of 2.56ppm in drillhole AM20-02.

The map below shows the area of focus for the 2020 drill program.

Golden Zone Property

Location of and Access to the Golden Zone Property

The Golden Zone Property (the "Golden Zone"), consists of 68 State of Alaska mining claims and one 2,929 acre Upland Mining Lease, covering 10,690 acres. The property was acquired in August of 2024, through the Company’s acquisition of Avidian Gold Alaska, Inc. and much of the property, including the Upland Mining Lease, is subject to three separate royalties: a 1% NSR royalty due to Mines Trust Company Inc.; a 2% NSR royalty due to Chulitna Mining Company; and a 1% NSR royalty on only the Upland Lease due to Hidefield Gold Limited Alaska. A nearby, non-contiguous, 40-acre Mill Site Lease is used as a staging area. The Golden Zone is 16 kilometers west of the main transportation corridor between Anchorage and Fairbanks, including a major highway, a railroad and an electric power transmission line. Road access is from the George Parks Highway at Mile 187.5 onto the Colorado-Bull River road, which leads to the Millsite staging area. Beyond the staging area, 17 kilometers (including 2 river crossings) of project-maintained road leads to the camp facilities and other project locations. Golden Zone can also be accessed by air using a 340 meters landing strip 1 kilometer from the camp.

Geology

The Golden Zone property is in the “Chulitna Block” at the northwestern end of the Wrangellia Terrane, which extends from western Canada through the eastern Alaska Range into the Property area. The central part of the Golden Zone is dominated by interlayered sediments and lesser mafic volcanics of Devonian to Triassic age, which have been intruded by isolated plugs and dikes of monzodiorite and granite of late Cretaceous and Early Tertiary age. The sediments consist of siltstones, sandstones and conglomerate, intermixed with red bed sandstone and conglomerate and minor argillite. In the eastern part of the Property these rocks are separated from Wrangellia volcanic and sedimentary rocks of Upper Paleozoic age by a graben filled with Jurassic sandstone and argillite.

Polymetallic, gold-dominated showings are contained in three fault-bounded belts or corridors on the Golden Zone, named from northwest to southeast, the Golden Zone, Long Creek and Silver Dikes corridors. The Golden Zone corridor is separated from the Long Creek corridor by the pre-mineral Bryn Mawr Fault. The Silver Dikes corridor is contained within the graben filled with Jurassic clastic rocks. Gold2 bearing showings within the Golden Zone corridor include i) quartz-arsenopyrite-sulfide veins at the Riverside prospect; ii) similar veins and skarn mineralization at Banner; iii) veins and shears at the GAS, Lupine, Bunkhouse, Mayflower and BLT prospects; iv) highly mineralized breccia and mineralized porphyry at the Golden Zone Breccia Pipe deposit; v) Breccia Pipe West-a mineralized breccia discovered by Avidian; vi) pyrite-rich gossans in the JJ Zone; vii) polymetallic veins and pods at the MJ Zone (discovered in 2019); and viii) sulfide replacement mineralization discovered by Avidian in conglomerates at the Mayflower Extension Zone. This corridor is typified by the characteristic elements Au-Ag-As-Cu-Bi ± Zn and Pb; mineralization (>5 g/t Au) occurs over a strike length of at least 13 kilometers.

Map of Golden Zone Prospects

Geological Mapping Completed by Avidian
Golden Zone Corridor
Silver Dikes Corridor
Long Creek Corridor
GEOLOGY
Vein
Gabbro
Granite
Porphyry
Monzodiorite
Fault Breccia
Conglomerate
Siltstone/Sandstone/
Conglomerate
Limestone
Red Bed Conglomerate/
Sandstone
Basalt/Gabbro
Ultramafics
0 500 1,000 2,000 Meters
365000
366000
367000
368000
369000
370000
7016000
7015000
7014000
7013000
7012000
7011000
7010000
7009000
7008000
7007000

Mineralization in the >3 kilometer long Long Creek Corridor includes skarns, replacement mineralization in conglomerate, and probable porphyry mineralization associated with a quartz-eye porphyritic granite. Hosts are carbonate-rich volcaniclastic sediments. The corridor is typified by the elements Ag-Cu-Au-Bi. Mineral occurrences in the poorly understood Silver Dikes Corridor are veins and shear zones associated with granitic dikes. Characteristic elements are Ag-Bi-Pb-Zn and possibly Sn. On a property-wide scale, mineralization is known to occur from the NE end to the SW corner, a distance of greater than 19 kilometers. Much of this mineralization has received very little exploration attention.

Exploration Activity and Target

Avidian conducted its first real exploration program on the Golden Zone in 2017; this consisted of reconnaissance to detailed geological mapping, prospecting, 43 line kilometers of IP surveying, minor soil geochemistry, trenching and the drilling of 11 holes totaling 2,579 meters. Hydrothermal alteration was documented via the use of a Terraspec instrument.

Avidian continued exploration on the property in 2018, completing prospecting, 46 line kilometers of CSAMT surveys, 16 trenches, and an additional ten drill holes (2,839 meters). The surveys were successful in highlighting near-surface resistivity highs which may be intrusions into overlying sediments. Several resistivity highs form elongated pinnacle features with flanking resistivity lows; these are interpreted to be highly prospective areas for gold and copper mineralization. In 2019, Avidian completed detailed sampling at the JJ Zone, helicopter-supported prospecting in the south part of the Property, a soil/biogeochemical survey, and minor core relogging. In 2020 Avidian commissioned a LiDAR survey of the Property and a drone-based magnetic survey of the northern 14 km2. In 2021, Avidian expanded the drone-based magnetic survey by approximately 1,275 line kilometers, and drilled 3,288 meters in 27 reverse circulation holes. The mag survey expansion identified several major structures trending north-northeast to northeast are apparent in the data. Several more subtle west-northwest structures are also evident. Because of the detailed data resolution, many small-scale structures were also seen in small offsets in the trends of linear magnetic anomalies. The boundaries between the different mineralized corridors, particularly the western edge of the Silver Dikes corridor, are manifested as changes in magnetic domains in several locations. The magnetic lows may represent buried intrusions, including an oval-shaped low at Copper King.

Surface Sampling

Avidian has collected on the order of 2,500 surface samples (grabs and trench samples) on the Golden Zone from 2016 to 2021, mainly on and close to historically known prospects. Collectively, the surface assays have results up to 177.5 g/t Au, 2550 g/t Ag, 9.54% Cu, 14.3% Pb, 7.17% Zn and 26.9% As (different grab samples). Avidian's sampling in the Golden Zone and Long Creek corridors defines an area with anomalous (>1 g/t) gold samples over a 15 kilometers strike length and up to 4 kilometers width. Gold values are highest in the Golden Zone Corridor, but high gold also occurs locally within the Long Creek Corridor. High silver values occur in all prospects, with the highest values occurring in arsenopyrite-rich veins of the South Long Creek prospect, Long Creek Corridor. High grade silver is also a feature of veins proximal to the Breccia Pipe. All prospects on the Golden Zone contain very high arsenic, with values typically increasing proportionally with increasing gold. Significant copper grades (>0.25%) are not as widespread, but do occur in many prospects over the length of the Property and are abundant at Copper King to Long Creek. Noteworthy lead and zinc values are more restricted than copper or precious metals. The highest lead values occur in veins near the Breccia Pipe and Breccia Pipe West, and at South Long Creek. Significant zinc also occurs at these localities, and locally at Copper King. Molybdenum values are generally very low, except for the Copper King area, where small quantities of molybdenite were noted in quartz veins and in the quartz porphyritic intrusion. Bismuth generally occurs at higher levels in the Golden Zone Corridor, but is also locally anomalous within the Long Creek Corridor.

Drilling

Avidian drilled 2,579 meters in 13 HQ diamond drill holes on the Golden Zone in 2017, and 10 holes totaling 2,821 meters in 2018. All diamond drilling was completed by Foraco Corp. of Kamloops, BC. Holes were logged at Avidian’s logging facility on site. The core was photographed, and the core recovery and RQD were measured for each core run. Magnetic susceptibility was measured every 1 meter, and terraspec analyses were performed from 2 to 5 meters intervals in 2017. Hole orientation was measured approximately every 50 meters with an Easy Shot camera. Individual vein orientations were measured, in some cases with respect to the core axis and in other instances with respect to an oriented line on the core.

Location and Targets of Golden Zone Diamond Drill Holes in 2017/2018

In 2021 Avidian commissioned Midnight Sun Drilling Inc. of Whitehorse, Yukon Territory to drill 27 reverse circulation drill holes (3,286 meters) at Mayflower Extension Zone, Copper King and Long Creek. The holes were assayed in five foot intervals; magnetic susceptibility and Terraspec information was collected in a similar fashion to earlier diamond drill holes.

Location and Targets of Golden Zone RC Drill Holes in 2021

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
3.
Driveway Permit #27495 issued by the State of Alaska Department of Transportation and Public Facilities.

Johnson Tract Property

Permits and approvals in hand authorize activities associated with surface exploration drilling on the South and North Tracts. Authorization of the construction of a road and airstrip on the South Tract to support future underground exploration is via a United States Corps of Engineers wetlands permit and state Reclamation Plan Approval.

Major Permits in hand include:

1.
Right of Way Certificate of Access (RWCA LACL-21-001) allows surface exploration activities on the North Tract, where the National Parks Service has surface rights (expires Oct 31, 2028). A performance bond of $145,547 USD is in place for this work.
2.
U.S. Army Corps of Engineers CWA §404 Wetlands Permit (POA-2023-00115) issued September 10, 2024 (expiration August 31, 2029) with accompanying Alaska Department of Conservation CWA §401 Water Quality Certification issued October 20, 2023.
3.
Alaska Department of Natural Resources (ADNR) Reclamation and Closure Plan Approval (F20243253RPA) issued April 26, 2024 (expiration April 26, 2029).

Minor Permits in hand include:

1.
Reclamation approval is provided by the state through Alaska Hard Rock Exploration #3253.
2.
Alaska Temporary Water Use Permits F2023-065 and F2022-094 support exploration activities. The permits expire December 31, 2027 and September 20, 2026, respectively. These water use authorizations are specific to Alaska Hard Rock Exploration #3253.
3.
Alaska Department of Fish & Game (ADF&G), Habitat Division issued Fish Habitat Permits FH22-II-0099, FH23-II-051, - 052 and -054 for minor instream activities. The Fish Habitat Permits expire on December 31, 2026, and September 30 2027, respectively
4.
Various camp-operations permits have been secured from the state authorizing potable water (Public Water System, PWSID#249261), domestic wastewater (PA-29073), and a landfill (Solid Waste Permit SW3CAMPA091-28).

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

1.
Alaska Hard Rock Exploration and Reclamation Permit #2246 covering exploration some drilling activities on the Triple Z Property. The permit is in the process of being amended to include additional lands made available for exploration as a result of the land transfer. This permit is currently not in effect, but will be in place before 2025 field work begins. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.
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

Amanita Prospect

This Hard Rock Exploration Permit covering planned activities on the Amanita Prospect was issued by the Alaska Department of Natural Resources to Avidian Gold Alaska and consists of the following multi-year permit (the “State Permit”):

1. Alaska Hard Rock Exploration and Reclamation Permit #2238 covers exploration and drilling activities on the Amanita State Mining Claims and Upland Lease. The permit extends through December 31, 2025. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

Golden Zone Prospect

The Hard Rock Exploration Permit, Temporary Water Use Permits, and Fish Habitat Permit covering planned activities on the Golden Zone Project were issued by the Alaska Department of Natural Resources to Avidian Gold Alaska and consist of the following multi-year permits (the “State Permits”):

1.
Alaska Hard Rock Exploration and Reclamation Permit #5661 covers exploration and drilling activities on the Amanita State Mining Claims and Upland Lease. The permit extends through December 31, 2025. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to conduct reclamation actions for the following year.
2.
Alaska Temporary Water Use Permit TWUA F2021-046, allowing a seasonal average water use of a combined maximum withdrawal of 10,560 gpd at a maximum combined pump withdrawal rate of 8 gpm (0.017cfs) for up to 22 hours per day for no more than 165 days per season from three (3) streams. Withdrawal activities are to be conducted May 1 to October 15 of each authorized year. These water use authorizations are specific to Alaska Hard Rock Exploration permit #5661. The permit expires December 31, 2025.
3.
Alaska Temporary Water Use Permit TWUA F2021-097, allowing a seasonal average water use of a combined maximum withdrawal of 10,560 gpd at a maximum combined pump withdrawal rate of 8 gpm (0.017cfs) for up to 22 hours per day for no more than 165 days per season from three (3) streams. Withdrawal activities are to be conducted from May 1 to October 15 of each authorized year. These water use authorizations are specific to Alaska Hard Rock Exploration permit #5661. The permit expires December 31, 2025.
4.
Alaska Department of Fish & Game (ADF&G), Habitat Division issued the Fish Habitat Permit FH21-IV-0283 for activities associated with fording the Bull River and West Fork of the Chulitna River and for water withdrawal from West Fork of the Chulitna River, Bryn Mawr Creek, Long Creek and six additional unnamed streams to support mining operations. The Fish Habitat Permit will expire on December 31, 2025.

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

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the Complaint and, on August 20, 2024, Peak Gold moved to intervene in the action, which Dot Lake has opposed. On October 10, 2024, the Court granted intervention to Peak Gold. On October 18, 2024, Peak Gold joined the partial motion to dismiss that the Corps filed on August 23, 2024, which motion remains pending.

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

As of March 17, 2025, there were 12,248,487 shares of common stock outstanding held by approximately 83 registered stockholders.

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

Unregistered Sales of Equity Securities

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Alaska Acquisition”).

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. The total purchase price of $2,063,539 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $1,663,539 in shares of Contango common stock. The shares were issued on closing with $207,945 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency and (iii) $200,000 of the Cash Consideration to be paid on or before the six-month anniversary of the transaction closing date. The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

The Company engages in exploration for gold, silver, and copper ores in Alaska. The Company’s largest asset is a 30.0% membership interest in the Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and owns approximately 13,000 State of Alaska mining claims for exploration and development through its wholly-owned subsidiary, CORE Alaska. The Company’s wholly-owned subsidiary, Contango Minerals, controls 100% interest in the mineral rights to approximately 84,580 acres of State of Alaska mining claims located north and northwest of the Manh Choh Project. The Company is actively working to acquire additional properties in Alaska for exploration. The acquisitions may include leases or similar rights from Alaska Native corporations or may include filing Federal or State of Alaska mining claims by staking claims for exploration.

At Contango’s 30% owned Manh Choh Project, of which Kinross is the operator, construction is complete and mining activities are well underway including the commencement of ore mining and stockpiling along with the transportation of ore to the Fort Knox mill, where it is being processed. In July 2024, the Peak Gold JV commenced processing of the ore at the Fort Knox facility and on July 8, 2024, Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. During 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to three campaigns of production at Manh Choh. During the third and fourth quarters of 2024, ore transportation ramped up to planned volumes, with full commissioning of modifications at the Fort Knox facility completed. The Manh Choh Project exceeded planned production for the year. The Peak Gold JV believes that Manh Choh will be mined over approximately five years. The Company has secured funding through debt arrangements to fund the capital requirements towards the Peak Gold JV. In addition, the Manh Choh Project is in operations with no anticipated future cash calls. The Peak Gold JV is currently generating revenue from mineral sales from the Manh Choh Project and making cash distributions to the Company. If the Company’s properties or the Manh Choh Project fails to contain any proven reserves, the Company’s ability to generate future revenue, and the Company’s results of operations and financial position, would be materially adversely affected. Other potential sources of cash, or relief of demand for cash, include external debt, the sale of shares of the Company’s stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company will need to generate significant revenues to achieve profitability and the Company may never do so.

Recent Developments

Manh Choh Project

The Peak Gold JV has commenced mining operations at the Manh Choh Project and processing of ore at the Fort Knox milling complex located approximately 240 miles away in Fairbanks, Alaska. On July 8, 2024, Manh Choh achieved a significant milestone and poured its first gold bar, on schedule. On September 9, 2024, the Company announced the start of a second campaign of gold production from the Manh Choh.

During 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to three campaigns of production at Manh Choh. During the third and fourth quarters of 2024, ore transportation ramped up to planned volumes, with full commissioning of modifications at the Fort Knox facility completed. The Manh Choh Project exceeded planned production for the year, producing 41,325 ounces of gold for Contango’s share. Cash costs on a by-product basis per ounce were $1,209, with $250,000 of sustaining capital and reclamation costs during the year. The Peak Gold JV expects that Manh Choh will be mined over approximately five years.

The Peak Gold JV management committee approved budgets for 2023 and 2024, with cash calls totaling approximately to $248.1 million, of which the Company’s share was approximately $74.5 million. In July 2024, the Company had to contribute an unbudgeted additional cash call for $4.1 million. However, the Company does not anticipate any further cash calls. As of December 31, 2024, the Company has funded $78.6 million of cash calls for the Peak Gold JV.

Below table summarizes production results from the Manh Choh Project, based on the Company's 30% interest in the Peak Gold JV:

Contango Ore Inc.'s Share (30% basis)	Fiscal Year Ended December 31,
	2024	Units
Gold ounces sold	41,325	oz
Silver ounces sold	16,763	oz
Total gold sales	$94,259,852
Total silver sales	$509,238
Average blended realized gold price	$2,281	per oz sold
Gold ounces sold at spot price	19,664	oz
Gold ounces delivered into hedge contracts	21,661	oz
Hedged gold ounces settled in cash	16,200	oz
Remaining balance of hedged gold ounces	86,739	oz
Cash distributions received from Peak Gold JV	$40,500,000
Cash costs on By-Product basis, per ounce	$1,209	per oz sold

Johnson Tract Project

On May 1, 2024, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) by and among the Company, Contango Mining Canada and HighGold, pursuant to which the Company acquired 100% of the outstanding equity interests of HighGold (the “HighGold Acquisition”) by way of a court approved plan of arrangement under the Business Corporations Act (British Columbia). The HighGold Acquisition, which was approved by HighGold shareholders at HighGold’s special meeting held on June 27, 2024, was subsequently approved by the Supreme Court of British Columbia on July 2, 2024.

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

On July 30, 2024, the Company commenced a surface drilling campaign at the Johnson Tract property, which was expected to last approximately three months. The 2024 surface exploration drilling targets 3,000 meters (approximately 9,850 ft) across 20 drill holes and is designed to in-fill the upper one-third of the near vertical resource. In parallel with the in-fill drilling, selected holes will undergo hydrological testing and monitoring to characterize the overall surficial and deposit hydrology and water quality. In addition to assaying the core, selected drill core will undergo advanced metallurgical, geochemical, and specific gravity tests to assist in building a geometallurgical model for the deposit. On September 9, 2024, the Company announced that it had completed approximately 1,500 meters (5,000 ft.) of the planned 2024 surface drilling program at the Johnson Tract project, which remains on budget and schedule.

Lucky Shot Project

The Lucky Shot project remains in care and maintenance.

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Alaska Acquisition”).

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. As contemplated by the stock purchase agreement entered into with Avidian, the initial purchase price of $2,063,539 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $1,663,539 in shares of Contango common stock, with $207,945 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency and (iii) $200,000 to be paid on or before the six-month anniversary of the transaction closing date. The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

Underwritten Offering

On June 12, 2024, the Company completed the issuance of 731,750 units at a price of $20.50 per unit (the “July 2024 Units”) for aggregate gross proceeds of $15,000,875. Each July 2024 Unit consisted of one share of the Company’s common stock and one-half of one warrant to purchase one share of common stock (each whole common share purchase warrant, a “July 2024 Warrant”). Each July 2024 Warrant is exercisable to purchase one share of common stock at an exercise price of $26.00 per warrant for a period of 36 months.

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

Village of Dot Lake Complaint

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the Complaint and, on August 20, 2024, the Peak Gold JV moved to intervene in the action, which Dot Lake has opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, Peak Gold joined the partial motion to dismiss that the Corps filed on August 23, 2024, which motion remains pending.

Results of Operations

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and annual labor payments. The Company recognized claim rental expense of $0.6 million for the fiscal year ended December 31, 2024 compared to $0.3 million for the six months ended December 31, 2023 and $0.5 million for the fiscal year ended June 30, 2023. Claim rental expense has remained consistent with a slight increase in the second half of 2024 as a result of the acquisitions of HighGold and Avidian Alaska.

Exploration Expense. Exploration expense for the fiscal year ended December 31, 2024 was $4.1 million, compared to $1.8 million for the six months ended December 31, 2023 and $7.9 million for the fiscal year ended June 30, 2023. The current period expense primarily relates to the 3,000 meter surface drilling exploration program at the Johnson Tract Property. The exploration expense for fiscal year ended June 30, 2023 related to exploration activities on the Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the fiscal year ended December 31, 2024 was $10.6 million compared to $6.8 million for the six months ended December 31, 2023 and $9.1 million for fiscal year ended June 30, 2023. The Company’s general and administrative expense primarily relates to professional fees, payroll and benefit related fees, insurance, severance costs, and stock-based compensation expense. The stock-based compensation expense for the fiscal year ended December 31, 2024 was $2.6 million compared to $1.6 million for six months ended December 31, 2023 and $2.9 million for the fiscal year ended June 30, 2023. The increase in general administrative expense for the fiscal year ended December 31, 2024 compared to the fiscal year ended June 30, 2023 primarily relates to the surety bond insurance requirements for the Manh Choh Project and the acquisition of HighGold.

Income/(Loss) from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the fiscal year ended December 31, 2024 was $41.7 million, compared to a loss of $6.3 million for the six months ended December 31, 2023 and a loss of $21.1 million for fiscal year ended June 30, 2023. The Peak Gold JV commenced production of Manh Choh ore at the Fort Knox milling facility in July 2024, which was the main factor in generating income in the 2024 period. Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the joint venture operations in proportion to their membership interests in the Peak Gold JV to avoid dilution. The Company invested $31.3 million in the Peak Gold JV during fiscal year ended December 31, 2024, $34.4 million during the six month period ended December 31, 2023 and $21.1 million during fiscal year ended June 30, 2023. The Peak Gold JV issued cash distributions of $40.5 million for the fiscal year ended December 31, 2024. No cash distributions were made in 2023.

Interest Expense. On May 17, 2023, the Company entered into a credit and guarantee agreement for a senior secured loan facility for up to $70 million (the "Credit Agreement"). On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture to Queens Road Capital Investment, Limited. In connection with the closing of the Credit Agreement, the Company entered into an amendment to the convertible debenture that raised the stated interest rate from 8% to 9%. The debenture currently bears interest at 9% per annum, payable quarterly, with 7% paid in cash and 2% paid in shares of common stock of the Company (See Note 15 to our Consolidated Financial Statements for discussion on both debt arrangements). For the fiscal year ended December 31, 2024, the interest expense was $11.7 million related to the Company’s cumulative $60.0 million draw-down on the Facility and the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture"). The interest expense for the six months ended December 31, 2023 was $2.4 million and $2.0 million for the fiscal year ended June 30, 2023.The interest expense increased in fiscal year ended December 31, 2024 compared to prior periods due to the increase in overall debt balance. During the fiscal year ended December 31, 2024, the Company made $7.9 million in principal repayments on the Facility. No principal repayments were made in the prior years. See Note 14 - Debt.

Metal Sales. For the fiscal year ended December 31, 2024, the gain on metal sales was $1.2 million related to excess ounces of gold that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties. There were no metal sales for the prior comparative periods.

Gain/(loss) on derivative contracts. During the fiscal year ended December 31, 2024, the Company recorded an unrealized loss on derivative contracts for $34.3 million and a realized loss of $19.9 million as the Company delivered 21,661 ounces of gold into hedging agreements and in December 2024, the Company utilized the lower gold price and cash settled 16,200 ounces of gold with a January 31, 2025 settlement date at a price of approximately $2,650 per gold ounce. As a result, the Company settled 37,861 ounces of gold related to the hedging agreements with 86,739 ounces of gold outstanding as of December 31, 2024. During the six month period ended December 31, 2023 the Company had a unrealized loss on derivative contracts of $23.4 million and there was no realized gain or loss as no ounces of gold were delivered into the hedge agreements in that period. The Company did not enter into any derivative contracts for fiscal year ended June 30, 2023.

Cash Cost on a By-Product Basis (non-GAAP Measure)

The table below presents a reconciliation between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of Cash Cost on a By-product Basis for the Peak Gold JV operations (Manh Choh) for the twelve months ended December 31, 2024. There are no comparables provided as sales of gold at Manh Choh commenced in July 2024.

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

Cash Costs on a By-product Basis, per Ounce for the Peak Gold JV on a 100% basis is calculated by adjusting production cost of sales, as reported on the consolidated statements of operations and dividing the number of ounces of gold sold, as follows:

Cash Cost on a By-Product Basis, Per Ounce	Fiscal Year Ended December 31,
2024
Cash Cost on a By-Product Basis:
Total cost of sales	$195,399,491
Less: silver revenue	(1,650,427)
Depreciation, depletion and amortization	(27,274,227)
Total	$166,474,837

Divided by gold ounces sold	137,749
Cash Cost on a By-product Basis, per Ounce	$1,209

In addition, the Peak Gold JV incurred sustaining capital and reclamation expenditures totaling $250,000 during the fiscal year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, the Company had approximately $20.3 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, repayment of principal and interest related to debt and exploration expenditures on the Johnson Tract Project and Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, distributions from the equity investment and the proceeds from the Facility (see Note 7 - Stockholders' Equity (Deficit) and Note 14 - Debt, for a discussion of the recent activity).

The JV Management Committee approved a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production early in the third quarter of 2024 and production has continued to be on schedule. On July 8, 2024, the Peak Gold JV poured its first gold bar. The ore mining continues along with stockpiling ore at the Fort Knox facility. The Project is on schedule and full commissioning of the modifications at the Fort Knox mill was completed. Operations commenced in July 2024 which has allowed the Peak Gold JV to operate from the cash flows generated from its operations and there are no future anticipated cash calls. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. On September 17, 2024, the Company announced the receipt of a $19.5 million cash distribution from the Peak Gold JV relating to production at Manh Choh. The Company received two additional cash distributions totaling $21.0 million in the fourth quarter of 2024. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $24.7 million on the Facility, as amended, for the next twelve months from the date of this report. The Company made a repayment of $13.8 million on the Facility in January 2025. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 14).

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

Derivative Instruments. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings. The Company performed a sensitivity analysis on this estimate based on a 10% change on the forward gold price which could result in an increase or decrease of $22.5 million on the fair value of the derivative instrument. The Company has elected to not designate any of its positions under the hedge accounting rules. Accordingly, these derivative contracts are mark-to-market and any changes in the estimated values of derivative contracts held at the balance sheet date are recognized in unrealized (loss) gain on derivative contracts, net in the Consolidated Statements of Operations as unrealized gains or losses on derivative contracts. Realized gains or losses on derivative contracts will be recognized in (Loss) gain on derivative contracts, net in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements. See Part II. Item 8. “Financial Statements and Supplementary Data" and "Note 4 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages 71 through 106 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of December 31, 2024, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

The information required by Item 10 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after the close of its fiscal year.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after the close of its fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after the close of its fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after the close of its fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III has been omitted from this report and is incorporated by reference from the registrant's proxy statement, or will be included in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after the close of its fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules:

The consolidated financial statements of the Company are set forth in pages 71 through 106 of this Form 10-K. The financial statements of the Peak Gold JV, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)
Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date

2.1	Purchase Agreement, dated as of September 29, 2020, by and among CORE Alaska, LLC, Contango ORE, Inc. and Skip Sub, Inc.		8-K	001-35770	2.1	10/06/2020
2.2	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024

3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Form of Convertible Debenture		8-K	001-35770	4.1	04/09/2022
4.3	Form of Indenture		S-3	333-283285	4.5	11/15/2024
4.4	Form of Registration Rights Agreement dated as of December 23, 2022.		8-K	001-35770	4.1	12/23/2022
4.5	Form of Registration Rights Agreement dated as of January 19, 2023.		8-K	001-35770	4.1	01/19/2023
4.6	Description of Securities		10-K	001-35770	4.12	08/31/2022
10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc.		10/A2	000-54136	10.4	11/26/2010
10.2	Separation and Distribution Agreement, dated as of September 29, 2020, by and among Peak Gold, LLC, Contango Minerals Alaska, LLC, Contango ORE, Inc., CORE Alaska, LLC, Royal Gold, Inc. and Royal Alaska, LLC.		8-K	001-35770	10.1	10/06/2020
10.3	Option to Purchase State Mining Claims, dated as of September 29, 2020, by and between Contango Minerals Alaska, LLC and Peak Gold, LLC.		8-K	001-35770	10.2	10/06/2020
10.4	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014.		8-K	001-35770	10.1	10/02/2014
10.5	Amended and Restated Limited Liability Company Agreement of Peak Gold, LLC, dated as of October 1, 2020, by and between CORE Alaska, LLC and Skip Sub, Inc.		8-K	001-35770	10.3	10/06/2020

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
10.6	Membership Interest Purchase and Sale Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd.		8-K	001-35770	10.1	8/25/2021
10.7	Secured Promissory Note dated as of August 24, 2021, by the Company to the order of CRH Funding II Pte. Ltd.		8-K	001-35770	10.2	8/25/2021
10.8	Pledge Agreement dated as of August 24, 2021, by the Company in favor of CRH Funding II Pte. Ltd.		8-K	001-35770	10.3	8/25/2021
10.9	Investment Agreement, dated April 9, 2022, by and between the Company and QRC.		8-K	001-35770	10.1	4/13/2022
10.10	Form of Investor Rights Agreement.		8-K	001-35770	10.1	4/13/2022
10.11	Form of Subscription Agreement dated as of December 23, 2022.		8-K	001-35770	10.1	12/23/2022
10.12	Form of Warrant dated as of December 23, 2022.		8-K	001-35770	10.2	12/23/2022
10.13	Form of Subscription Agreement dated as of January 19, 2023.		8-K	001-35770	10.1	1/19/2023
10.14	Form of Warrant dated as of January 19, 2023.		8-K	001-35770	10.2	1/19/2023
10.15	Credit and Guarantee Agreement, dated May 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		8-K	001-35770	10.1	5/19/2023
10.16	Amendment No. 1 to the Credit and Guarantee Agreement, dated July 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.2	11/14/2023
10.17	Amendment No. 2 to the Credit and Guarantee Agreement, dated August 15, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.6	11/14/2023
10.18	Amendment No. 3 to the Credit and Guarantee Agreement, dated December 31, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-KT	001-35770	10.39	3/14/2024
10.19	Waiver No. 2 and Amendment No. 4 to Credit and Guarantee Agreement and Amendment No. 2 to Security Agreement, dated January 31, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.		10-Q	001-35770	10.1	5/14/2024
10.20	Amendment No. 5 to the Credit and Guarantee Agreement, dated February 16, 2024, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.2	5/14/2024
10.21	Waiver No. 5, Consent No. 1 and Amendment No. 6 to Credit and Guarantee Agreement, dated April 30, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.		10-Q	001-35770	10.1	8/13/2024
10.22	Consent No. 3 and Amendment No. 7 to Credit and Guarantee Agreement, among Core Alaska, LLC,		10-Q	001-35770	10.2	8/13/2024

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
	Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC.
10.23	Amendment No. 8 to Credit and Guarantee Agreement, dated July 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-Q	001-35770	10.1	11/14/2024
10.24	Amendment No. 9 to Credit and Guarantee Agreement, dated September 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-Q	001-35770	10.2	11/14/2024
10.25

Amendment No. 10 to Credit and Guarantee Agreement, dated October 31, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.

		X
10.26	ISDA Master Agreement, dated May 17, 2023, between ING and Core Alaska.		8-K	001-35770	10.1	8/08/2023
10.27	ISDA Master Agreement, dated May 17, 2023, between Macquarie and Core Alaska.		8-K	001-35770	10.2	8/08/2023
10.28	Controlled Equity OfferingSM Sales Agreement, dated June 8, 2023, by and between the Company and Cantor Fitzgerald & Co.		8-K	001-35770	1.1	6/09/2023
10.29	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†		8-K	001-35770	10.1	11/16/2017
10.30	First Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†		8-K	001-35770	10.1	11/20/2019
10.31	2023 Omnibus Incentive Plan.†		Sc. 14A	001-35770	A	10/04/2023
10.32	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau.†		10-Q	001-35770	10.3	2/07/2019
10.33	Form of Amendment to Retention Agreement, between Contango ORE, Inc. and each officer or employee party thereto.†		8-K	001-35770	10.1	2/11/2020
10.34	Employment Agreement, dated July 11, 2023 between Michael Clark and the Company.†		8-K	001-35770	10.1	7/17/2023
10.35	Employment Agreement, dated September 16, 2024, between Rick Van Nieuwenhuyse and Contango Ore, Inc.†		8-K	001-35770	10.1	9/17/2024
10.36	Form of Restricted Stock Award Agreement.†		8-K	001-35770	10.4	12/17/2020
14.1	Code of Ethics.		10-K	001-35770	14.1	9/11/2012
14.2	Corporate Code of Business Conduct and Ethics of Contango ORE, Inc.		8-K	001-35770	14.1	12/17/2020
19.1	Insider Trading Policy.	X
21.1	List of Subsidiaries.	X
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of December 31, 2024.	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
96.1	Technical Report Summary, dated May 12, 2023 on the Manh Choh Project		8-K	001-35770	96.1	6/02/2023
96.2	Technical Report Summary, dated May 26, 2023 on the Lucky Shot Project.		8-K	001-35770	96.1	6/16/2023
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease).		10-K	000-54136	99.1	9/19/2011
99.2	Original Schedule of REE Properties.		10-K	000-54136	99.2	9/19/2011
99.3	Schedule of Revised TOK Claims.		10-Q	001-35770	99.3	5/15/2023
99.4	Schedule of Bush Claims.		10-Q	001-35770	99.4	5/15/2023
99.5	Schedule of Revised Eagle Claims.		10-Q	001-35770	99.6	5/15/2023
99.6	Schedule of ADC 2 Claims.		10-Q	001-35770	99.7	5/15/2023
99.7	2011 Report of Behre Dolbear & Company (USA).		10-Q	000-54136	99.3	2/06/2012
99.8	Schedule of Noah Claims.		10-K	001-35770	99.8	9/15/2017
99.9	Schedule of Shamrock Claims.		10-K	001-35770	99.9	8/31/2021
99.10	Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto.		8-K	001-35770	99.2	10/02/2014
99.11	Audited Financial Statements of Peak Gold, LLC as of December 31, 2024.	X
101

Financial statements from the Company’s annual report on Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File.	X

† Management contract or compensatory plan or agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.	Date		Date
/s/ RICK VAN NIEUWENHUYSE	March 17, 2025	/s/ MIKE CLARK	March 17, 2025
Rick Van Nieuwenhuyse President, Chief Executive Officer, and Director (Principal Executive Officer)		Mike Clark Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/RICK VAN NIEUWENHUYSE	President, Chief Executive Officer	March 17, 2025
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/MIKE CLARK	Chief Financial Officer	March 17, 2025
MIKE CLARK	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Chairman and Director	March 17, 2025
BRAD JUNEAU

/s/ JOSEPH COMPOFELICE	Director	March 17, 2025
JOSEPH COMPOFELICE

/s/ CURTIS FREEMAN	Director	March 17, 2025
CURTIS FREEMAN

/s/ RICHARD SHORTZ	Director	March 17, 2025
RICHARD SHORTZ

/s/ DARWIN GREEN	Director	March 17, 2025
DARWIN GREEN

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, for the six-month period ended December 31, 2023, and for the year ended June 30, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2024, for the six-month period ended December 31, 2023, and for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Houston, Texas

March 17, 2025

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$20,058,477	$15,504,819
Restricted cash	257,045	232,572
Prepaid expenses and other	1,114,522	1,112,910
Income taxes receivable	649,125	—
Total current assets	22,079,169	16,850,301
LONG-TERM ASSETS:
Investment in Peak Gold, LLC (NOTE 10)	60,523,622	28,064,405
Property & equipment, net	50,577,097	13,326,347
Commitment fee	—	350,575
Marketable securities	712,375	—
Total long-term assets	111,813,094	41,741,327
TOTAL ASSETS	$133,892,263	$58,591,628
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$418,836	$250,739
Accrued liabilities	2,803,598	2,241,087
Advance royalty reimbursement	855,548	—
Derivative contract liability	29,076,582	2,679,784
Debt, current portion	42,600,000	7,900,000
Total current liabilities	75,754,564	13,071,610
NON-CURRENT LIABILITIES:
Advance royalty reimbursement	217,086	1,200,000
Asset retirement obligations	255,769	246,227
Contingent consideration liability	1,100,480	1,100,480
Derivative contract liability	28,615,525	20,737,997
Debt non-current portion, net	26,369,199	36,779,859
Deferred tax liability	306,995	—
Total non-current liabilities	56,865,054	60,064,563
TOTAL LIABILITIES	132,619,618	73,136,173
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 12,230,959 shares issued and 12,228,479 shares outstanding as of December 31, 2024; 9,454,233 shares issued and 9,451,753 shares outstanding as of December 31, 2023	122,308	94,542
Additional paid-in capital	178,270,782	124,451,067
Treasury stock at cost (2,480 shares at December 31, 2024, and 2,480 shares at December 31, 2023)	(48,308)	(48,308)
Accumulated deficit	(177,072,137)	(139,041,846)
STOCKHOLDERS’ EQUITY (DEFICIT)	1,272,645	(14,544,545)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$133,892,263	$58,591,628

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2024	2023	2023
EXPENSES:
Claim rental expense	$(589,461)	$(255,121)	$(526,279)
Exploration expense	(4,059,505)	(1,815,822)	(7,878,863)
Depreciation expense	(121,876)	(52,620)	(136,501)
Accretion expense	(9,542)	(6,284)	(11,860)
Impairment from loss, net of recovery	—	—	(7,111)
General and administrative expense	(10,611,271)	(6,752,910)	(9,091,127)
Total expenses	(15,391,655)	(8,882,757)	(17,651,741)

Income/(loss) from equity investment in Peak Gold, LLC	41,669,216	(6,315,595)	(21,120,000)
Total income/(expense) from operations	26,277,561	(15,198,352)	(38,771,741)

OTHER INCOME/(EXPENSE):
Interest income	352,869	68,662	29,651
Insurance recoveries	—	—	338,301
Interest expense	(11,731,622)	(2,358,920)	(1,959,666)
Gain/(loss) on derivative contracts	(54,150,141)	(23,417,781)	—
Gain/(loss) on spot metal sales	1,209,293	—	—
Unrealized gain/(loss) on marketable securities	(199,018)	—	—
Other income	127,366	140,083	622,155
Total other income/(expense)	(64,391,253)	(25,567,956)	(969,559)

(Loss)/income before income taxes	(38,113,692)	(40,766,308)	(39,741,300)
Income tax benefit/(expense)	83,401	—	—
NET LOSS	$(38,030,291)	$(40,766,308)	$(39,741,300)
LOSS PER SHARE
Basic and diluted	$(3.49)	$(4.44)	$(5.61)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	10,896,228	9,180,032	7,087,027

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2024	2023	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,030,291)	$(40,766,308)	$(39,741,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,638,635	1,622,566	2,931,288
Depreciation expense	121,876	52,620	136,501
Accretion expense	9,542	6,284	11,860
Non-cash portion for lease expense	180	—	—
Impairment expense	—	—	7,111
Equity (earnings) loss from investment in Peak Gold, LLC	(41,669,216)	6,315,595	21,120,000
Cash distribution from Peak Gold, LLC	40,500,000	—	—
Unrealized loss from derivative contracts	34,274,326	23,417,781	—
Unrealized loss from marketable securities	199,018	—	—
Drawdown of Silver Royalty	(127,366)	—	—
Interest expense paid in stock	400,048	166,641	438,877
Deferred tax benefit	(90,511)	—	—
Change in the fair value of contingent consideration	—	(140,083)	(606,500)
Amortization of debt discount and debt issuance fees	4,108,887	398,418	190,358
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	339,627	(699,003)	39,446
Increase (decrease) in accounts payable and other accrued liabilities	(1,326,643)	193,200	793,788
Increase in income taxes receivable	(649,125)	—	—
Net cash provided by (used) in operating activities	698,987	(9,432,289)	(14,678,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(31,290,000)	(34,380,000)	(21,120,000)
Acquisition of HighGold Mining Inc. and Avidian Gold Corp., net of cash acquired	(815,613)	—	—
Acquisition of other assets	(23,667)	(7,329)	(719)
Net cash used in investing activities	(32,129,280)	(34,387,329)	(21,120,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(48,308)	(126,428)
Cash proceeds from warrant exercise	—	—	6,886,000
Cash proceeds from debt	30,000,000	20,000,000	7,647,500
Principal repayments on debt	(7,900,000)	—	—
Cash proceeds from common stock and warrant issuance, net	15,477,398	29,254,302	11,564,082
Debt issuance costs	(1,568,974)	(1,526,179)	(1,620,771)
Net cash provided by financing activities	36,008,424	47,679,815	24,350,383

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	4,578,131	3,860,197	(11,448,907)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	15,737,391	11,877,194	23,326,101
CASH AND RESTRICTED CASH, END OF PERIOD	$20,315,522	$15,737,391	$11,877,194

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$7,229,674	$1,218,499	$1,324,474
Income taxes	656,235	—	—
Non-cash investing and financing activities:
Commitment fee derecognized and added to debt discount	787,306	—	—
Shares issued for acquisitions	35,331,402	—	—
Consideration payable for Avidian acquisition	557,945	—	—
Accrued transaction costs for HighGold acquisition	21,919	—	—
Total non-cash investing and financing activities:	$36,698,572	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2022	6,860,420	$68,604	$74,057,859	$(2,318,182)	$(58,534,238)	$13,274,043
Stock-based compensation	—	—	2,931,288	—	—	2,931,288
Restricted shares activity	85,166	851	(851)	—	—	—
Common stock issuance	559,461	5,595	8,919,025	—	—	8,924,620
Cost of common stock issuance	—	—	(661,109)	—	—	(661,109)
Treasury shares issued in common stock issuance	(42,525)	(425)	—	2,205,709	—	2,205,284
Warrants	313,000	3,130	5,855,642	—	—	5,858,772
Warrant modification	—	—	(382,769)	—	—	(382,769)
Fair value of warrants issued with common stock	—	—	2,505,284	—	—	2,505,284
Treasury shares issued for convertible note interest payment	7,695	77	199,914	238,886		438,877
Treasury shares withheld for employee taxes	(1,527)	(15)	—	(126,413)	—	(126,428)
Net loss	—	—	—	—	(39,741,300)	(39,741,300)
Balance at June 30, 2023	7,781,690	$77,817	$93,424,283	$—	$(98,275,538)	$(4,773,438)
Stock-based compensation	—	—	1,622,566	—	—	1,622,566
Restricted shares activity	10,819	108	(108)	—	—	—
Common stock issuance	1,652,915	16,529	31,500,580	—	—	31,517,109
Cost of common stock issuance	—	—	(2,262,807)	—	—	(2,262,807)
Stock issued for convertible note interest payment	8,809	88	166,553	—	—	166,641
Treasury shares withheld for employee taxes	—	—	—	(48,308)	—	(48,308)
Net loss	—	—	—	—	(40,766,308)	(40,766,308)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)
Stock-based compensation	—		2,638,635	—	—	2,638,635
Restricted shares activity	159,150	1,592	(1,592)	—	—	—
Common stock issuance	819,565	8,195	14,687,805	—	—	14,696,000
Cost of common stock issuance	—	—	(1,365,323)	—	—	(1,365,323)
Issuance of common stock from acquisitions	1,777,398	17,773	35,313,629	—	—	35,331,402
Warrants	—	—	2,146,719	—	—	2,146,719
Stock issued for convertible note interest payment	20,613	206	399,842	—	—	400,048
Net loss	—	—	—	—	(38,030,291)	(38,030,291)
Balance at December 31, 2024	12,230,959	$122,308	$178,270,782	$(48,308)	$(177,072,137)	$1,272,645

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for and development of gold ore and associated minerals in the State of Alaska. On January 8, 2015, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”). On September 30, 2020, CORE Alaska sold a 30.0% membership interest in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The sale is referred to herein as the “CORE Transactions”.

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

The Company conducts its business through the below primary means:

•
its 30.0% membership interest in Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s production from the Main and North Manh Choh deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);
•
its wholly-owned subsidiary, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia (“Contango Mining Canada”), which holds the Company’s 100% equity interest in HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”). HighGold holds the Company’s 100% equity interest in JT Mining, Inc., which leases for exploration the mineral rights to approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”), located near tidewater, 125 miles southwest of Anchorage, Alaska, from Cook Inlet Region, Inc. (“CIRI”), one of 12 land-based Alaska Native regional corporations created by the Alaska Native Claims Settlement Act of 1971;
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
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately controls the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”); and
•
its wholly-owned subsidiary, Avidian Gold Alaska Inc., an Alaskan corporation (“Avidian Alaska”), which separately controls the mineral rights to approximately 11,711 acres of State of Alaska mining claims and upland mining leases for exploration, including (i) approximately 1,021 (the "Amanita NE Property") acres located in the Fairbanks Mining District approximately three miles east of the Fort Knox Gold Mine and 20 miles north of Fairbanks, Alaska, and (ii) approximately 10,690 acres (the "Golden Zone Property") located in the Valdez Creek Mining District on the eastern edge of the Alaska Range, located, approximately 150 miles southwest of Fairbanks, Alaska, along the George Parks Highway; and which leases for exploration the mineral rights to approximately 3,380 acres of State of Alaska mining claims, leasehold locations and an upland mining lease, located in the Fairbanks Mining District approximately five miles southwest of the Fort Knox Gold Mine and about 10 miles north of Fairbanks, Alaska (the “Amanita Property, and together with the Amanita NE Property and the Golden Zone Property, collectively the “Avidian Properties”).

The Johnson Tract Project, Lucky Shot Property, Minerals Property and Avidian Properties are collectively referred to in these Notes to the Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

On November 14 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2023. This decision was made to better align the Company's reporting period with the Peak Gold JV and its peer companies. As a result, the Company issued a Form 10-K transition report which included financial information for the transition period from July 1, 2023, through December 31, 2023. In the Transition Report on Form 10-K (“Transition Report”), we included financial results for the six months ended December 31, 2023, which were audited, compared to the financial results for the six months ended December 31, 2022, which are unaudited.

The Company has been involved, directly and through the Peak Gold JV, in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects. The other 70.0% membership interest in the Peak Gold JV is owned by KG Mining. Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The Peak Gold JV is mining ore from the Main and North Manh Choh deposits and processing the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 kilometers) away. The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh Project to the Fort Knox facilities. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh Project. The Peak Gold JV is charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., which was entered into and became effective on April 14, 2023.

Kinross released a combined feasibility study for the Fort Knox mill and the Peak Gold JV in July 2022. Also, in July 2022, Kinross announced that its board of directors (the “Kinross Board”) made a decision to proceed with development of the Manh Choh Project. Effective December 31, 2022, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), KG Mining, and the Peak Gold JV executed the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV (as amended, the “A&R JV LLCA”). The First Amendment to the A&R JV LLCA provides that, beginning in 2023, the Company may fund its quarterly scheduled cash calls on a monthly basis. The Peak Gold JV management committee (the “JV Management Committee”) approved budgets for 2023 and 2024, with cash calls totaling approximately to $248.1 million, of which the Company’s share was approximately $74.5 million. In July 2024, the Company had to contribute an unbudgeted additional cash call for $4.1 million. As of December 31, 2024, the Company has funded $78.6 million towards the cash calls and no future cash calls are anticipated.

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

The Company has reclassified the presentation of the “Income/(loss) from equity investment in Peak Gold, LLC” in its Statements of Operations for the fiscal year ended December 31, 2024, six months ended December 31, 2023 and fiscal year ended June 30, 2023. The “Income/(loss) from equity investment in Peak Gold, LLC” was previously presented in “Other Income/(Expense)” and is now presented within income from operations on the Statement of Operations. The change in presentation will have no impact on Net Income/(Loss) for all impacted periods.

3. Liquidity

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest, and general and administrative expenses of the Company. There are no anticipated future cash calls going forward from the Peak Gold JV as operations commenced in July 2024 which has allowed the Peak Gold JV to operate from the cash flows generated from its operations. The Management Committee approved a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production early in the third quarter of 2024 and delivered its planned production this year. The entire $31.3 million of capital calls for 2024, necessary for the Peak Gold JV to reach production have already been funded by the Company as of December 31, 2024. The $31.3 million of capital calls were funded by the Facility. The Company received its first distribution of $19.5 million in September 2024 and further distributions totaling $21.0 million in the fourth quarter of 2024 relating to production at Manh Choh. In total, the Company has received $40.5 million in cash distributions from the Peak Gold JV since commencing the processing of Manh Choh ore in July 2024. There can be no guarantee that the Peak Gold JV will make future distributions to the Company. The Company believes that distributions are probable and with its cash on hand it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $42.6 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 14). The Company made principal payments towards the Facility of $7.9 million in 2024. The Company made a principal payment towards the Facility of $13.8 million in January 2025, reducing the principal balance of the Facility to $38.3 million. The Company amended the Facility to defer $10.6 million of principal repayments into the first half of 2027 and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. All other key terms of the Facility, including the interest rate, remain the same (See Note 18). If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash. Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. All cash is held in cash deposit accounts as of December 31, 2024 and December 31,2023. As of December 31, 2024 and December 31, 2023 the Company had $0.3 million and $0.2 million respectively, of restricted cash which is held as collateral for its bank-issued Company credit cards.

Management Estimates. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property and equipment, asset retirement obligations, valuation of contingent consideration, valuation allowances for deferred income tax assets and valuation of derivative instruments. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company held a 30.0% membership interest in the Peak Gold JV on December 31, 2024 and designated one of the three members of the JV Management Committee. The Company initially recorded its investment at the historical cost of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. The cumulative contributions and historical cost of the assets and income from the Peak Gold JV exceeded the cash distributions as of December 31, 2024; therefore, the Company recorded an investment in the Peak Gold JV of $60,523,622. For the fiscal year ended December 31, 2023 the Company recorded an investment in the Peak Gold JV of $28,064,405.

Cash distributions from the Peak Gold JV. The Company applies distributions received from the Peak Gold JV as a return on investment and are deducted from the carrying amount of the investment balance as permitted under ASC 323 - Investments - Equity Method and Joint Ventures. The Company has elected the "Nature of the distribution approach" and the distributions from the Peak Gold JV represents a return on investment as the distributions are generated from the regular course of business earning and will be presented under operating activities on the Statements of Cashflows.

Property & Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded an impairment charge of $7,111 for the year ended June 30, 2023. There were no impairment charges for the period ended December 31, 2024 and six month period ended December 31, 2023. Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the fiscal year ended December 31, 2024, six months ended December 31, 2023 and fiscal year ended June 30, 2023.

Fair Value on a Recurring Basis

The Company performs fair value measurements on a recurring basis for the following:

•
Derivative Financial Instruments - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company's potential derivative financial instruments include features embedded within its convertible debenture with Queens Road Capital Investment, Limited (see Note 14). These measurements were not material to the Consolidated Financial Statements.
•
Derivative Hedges -The Company has entered into hedge agreements with delivery obligations of gold ounces. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The derivative hedges are mark-to-market with changes in estimated value driven by forward commodity prices (see Note 15).
•
Marketable Securities - The Company, owns investments in publicly traded companies. Changes in the fair value of these investments are recorded through income using quoted prices obtained from securities exchanges. These measurements were not material to the Consolidated Financial Statements.

•
Contingent Consideration - The Company will be obligated to pay additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. The fair value of this contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds (See Note 12).

The following table summarizes the fair value of the Company's financial assets and liabilities, by level within the fair-value hierarchy:

As of December 31, 2024	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$-	$-	$-

Financial Liabilities
Derivative Liability - current	$-	$29,076,582	$-
Derivative Liability - noncurrent	$-	$28,615,525	$-
Contingent consideration liability - noncurrent	$-	$-	$1,100,480

As of December 31, 2023
Financial Assets
Derivative contract asset - current	$-	$-	$-

Financial Liabilities
Derivative Liability - current	$-	$2,679,784	$-
Derivative Liability - noncurrent	$-	$20,737,997	$-
Contingent consideration liability - noncurrent	$-	$-	$1,100,480

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

The Company purchased 100% of the outstanding membership interests of HighGold and Avidian Alaska (See Note 8). The Company accounted for the purchase as an asset acquisition, and thus allocated the total acquisition cost to the assets acquired on a relative fair value basis.

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

Non-designated Hedges. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to fluctuations in the market price of gold and the Company has elected not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Asset Retirement Obligations. Asset retirement obligations (including reclamation and remediation costs) associated with operating and non-operating mine sites are recognized when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation for each project in accordance with ASC guidance for asset retirement obligations. As of December 31, 2024, the Company had asset retirement obligations related to its Lucky Shot project totaling $255,769. The asset retirement obligations related to Lucky Shot project was $246,227 as of December 31, 2023. Accretion expense for the period ended December 31, 2024 was $9,542. The accretion expense for the six months ended December 31, 2023 and fiscal year ended June 30, 2023 were $6,284 and $11,860, respectively.

Recently Issued Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. The update had no material impact on our consolidated financial statements (See Note 17).

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

5. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $1,114,522 and $1,112,910 as of December 31, 2024 and December 31, 2023, respectively. Current period and prior period prepaid and other assets primarily relate to prepaid claim rentals, surety bonds, and prepaid insurance.

6. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2024	December 31, 2023	June 30, 2023
Net loss attributable to common stock	$(38,030,291)	$(40,766,308)	$(39,741,300)
Weighted average shares for basic EPS	10,896,228	9,180,032	7,087,027
Effect of dilutive securities	—	—	—
Weighted average shares for diluted EPS	10,896,228	9,180,032	7,087,027
Basic EPS	$(3.49)	$(4.44)	$(5.61)
Diluted EPS	$(3.49)	$(4.44)	$(5.61)

There were 100,000 options and 726,375 warrants outstanding as of December 31, 2024. There were 100,000 options and 401,000 warrants outstanding as of December 31, 2023 and June 30, 2023. The options and warrants were not included in the computation of diluted earnings per share for the fiscal year ended December 31, 2024, six months ended December 31, 2023 and fiscal year ended June 30, 2023 due to being anti-dilutive.

7. Stockholders’ Equity (Deficit)

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of December 31, 2024, 12,228,479 shares of common stock were outstanding, including 436,863 shares of unvested restricted stock. As of December 31, 2024, options and warrants to purchase 826,375 shares of common stock of the Company were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2025 and March 2027.

ATM Offering

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Offering”). The offer and sale of the common stock has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s registration statement on Form S-3. Sales of the common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the common stock requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, customary indemnification obligations of the Company and the Agent against certain liabilities, including for liabilities under the Securities Act, and termination provisions. The Company sold 87,815 shares for the fiscal year ended December 31, 2024, 52,915 shares for the six month period ended December 31, 2023 and 158,461 shares for the year ended June 30, 2023 of common stock pursuant to the Sales Agreement for net proceeds of approximately $1.8 million, $1.1 million and $4.1 million respectively. The balance remaining from the Sales Agreement as of December 31, 2024 is $33.0 million.

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

8. Acquisitions

HighGold Acquisition

On May 1, 2024, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) by and among the Company, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia and a wholly owned subsidiary of the Company, and HighGold, pursuant to which the Company acquired 100% of the outstanding equity interests of HighGold (the “HighGold Acquisition”) by way of a court approved plan of arrangement under the Business Corporations Act (British Columbia). The HighGold Acquisition, which was approved by HighGold shareholders at HighGold’s special meeting held on June 27, 2024, was subsequently approved by the Supreme Court of British Columbia on July 2, 2024.

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

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Mineral properties	N/A - Units of Production	$48,833,661	$11,700,726
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,546	1,455,546
Machinery and equipment	3 - 10	420,171	287,635
Vehicles	5	136,037	135,862
Computer and office equipment	5	39,560	23,571
Furniture & fixtures	5	2,270	2,270
ROU Asset	2	86,952	—
Less: Accumulated depreciation and amortization		(362,701)	(244,864)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$50,577,097	$13,326,347

10. Investment in Peak Gold, LLC

The Company recorded its initial investment at the historical book value of the assets contributed to the Peak Gold JV which was approximately $1.4 million. As of December 31, 2024, the Company has contributed approximately $106.2 million to the Peak Gold JV.

The following table is a roll-forward of our investment in the Peak Gold JV as of December 31, 2024:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold LLC	15,450,000
Loss from equity investment in Peak Gold LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152
Investment in Peak Gold LLC	11,790,000
Loss from equity investment in Peak Gold LLC	(695,633)
Investment balance at June 30, 2024	$54,468,519
Investment in Peak Gold LLC	4,050,000
Distributions received from Peak Gold, LLC	(19,500,000)
Income from equity investment in Peak Gold LLC	28,525,857
Investment balance at September 30, 2024	$67,544,376
Investment in Peak Gold LLC	—
Distributions received from Peak Gold, LLC	(21,000,000)
Income from equity investment in Peak Gold LLC	13,979,246
Investment balance at December 31, 2024	$60,523,622

The following table presents the condensed balance sheets for the Peak Gold JV as of December 31, 2024 and December 31, 2023 in accordance with US GAAP:

	December 31, 2024	December 31, 2023
ASSETS
Current assets	$166,365,590	$20,303,084
Non-current assets	218,643,898	207,706,448
TOTAL ASSETS	$385,009,488	$228,009,532

LIABILITIES AND MEMBERS’EQUITY
Current liabilities	$45,985,161	$23,303,400
Non-current liabilities	59,031,019	32,910,212
TOTAL LIABILITIES	$105,016,180	$56,213,612

MEMBERS’ EQUITY	279,993,308	171,795,920
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$385,009,488	$228,009,532

The following table presents the condensed results of operations for the Peak Gold JV for the fiscal year ended December 31, 2024, the six month period ended December 31, 2023 and the fiscal year ended June 30, 2023 in accordance with US GAAP:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2024	December 31, 2023	June 30, 2023
Revenue	$344,859,461	$-	$-
Cost of sales	(168,125,264)	—	—
Gross profit	176,734,197	—	—
Other expenses	(37,836,809)	(6,914,374)	(9,314,686)
Net Income/(Loss)	$138,897,388	$(6,914,374)	$(9,314,686)

The Company’s share of the Peak Gold JV’s results of operations for the fiscal year ended December 31, 2024 was income of $41.7 million. The Company’s share of the Peak Gold JV’s results of operations for the six months ended December 31, 2023 and fiscal year ended June 30, 2023 were a loss of $2.1 million and $2.8 million, respectively. The Peak Gold JV income and losses do not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. The Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses as of

December 31, 2024; therefore the Company’s investment in the Peak Gold JV as of December 31, 2024 was $60.5 million. The Company's cumulative investment in the Peak Gold JV, exceeded the Company's cumulative losses as of December 31, 2023, therefore, recorded a $28.1 million investment in Peak Gold JV as of December 31, 2023. For the fiscal year ended June 30, 2023, the Company’s share of the Peak Gold JV’s inception-to-date cumulative loss of $44.8 million, exceeded the Company's cumulative investment in the Peak Gold JV and the equity method of accounting was suspended, which resulted in suspended losses and an investment balance of zero at June 30, 2023. If the Company elects not to fund its interest in the Peak Gold JV, its interest would be diluted.

11. Stock Based Compensation

On September 15, 2010, the Board adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the Board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaces the 2010 Plan with respect to new grants by the Company. Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (458,376 shares as of December 31, 2024), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of December 31, 2024, there were 436,863 shares of unvested restricted common stock outstanding and 100,000 options to purchase shares of common stock outstanding issued under the Equity Plans. Stock-based compensation expense for the fiscal year ended December 31, 2024 was $2.6 million. Stock-based compensation expense for the six month period ended December 31, 2023 and fiscal year ended June 30, 2023 were $1.6 million and $2.9 million, respectively. The compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look-back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and to does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options in the fiscal year ended December 31, 2024, six month period ended December 31, 2023 or for the fiscal year ended June 30, 2023. As of December 31, 2024, the total unrecognized compensation cost related to nonvested stock options was nil. As of December 31, 2024, the stock options had a weighted average remaining life of 0.13 years.

A summary of the status of stock options granted as of December 31, 2024, December 31, 2023, and June 30, 2023, and changes during the periods then ended, is presented in the table below:

	Fiscal Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2024		2023		2023
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	100,000	$14.50	100,000	$14.50	100,000	$14.50
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Outstanding, end of year	100,000	$14.50	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$431,000		$506,000		$1,133,000

Exercisable, end of year	100,000	$14.50	100,000	$14.50	100,000	$14.50
Aggregate intrinsic value	$431,000		$506,000		$1,133,000

Available for grant, end of year	458,376		617,526		473,386

Weighted average fair value of options granted during the year (1)	$—		$—		$—

(1) There were no options granted during the year ended December 31, 2024, six month period ended December 31, 2023 or fiscal years ended June 30, 2023.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted for the fiscal year ended December 31, 2024 was $2.6 million. The total grant date fair value of the restricted stock granted in the six month period ended December 31, 2023 and fiscal year ended June 30, 2023 were $0.2 million and $7.0 million, respectively.

As of December 31, 2024, there were 436,863 shares of such restricted stock that remained unvested and the total compensation cost related to nonvested restricted share awards not yet recognized was $1,718,376. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of December 31, 2024 and December 31, 2023:

Number of
restricted shares
unvested
Balance - January 1, 2024	433,528
Restricted shares granted	159,150
Restricted shares vested	(155,815)
Balance - December 31, 2024	436,863

Balance - July 1, 2023	429,376
Restricted shares granted	10,819
Restricted shares vested	(6,667)
Balance - December 31, 2023	433,528

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

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, Golden Zone, Amanita, Amanita NE and Lucky Shot claims are all located on State of Alaska lands. The Company released its Bush and West Fork claims in November 2020. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2024-2025 assessment year totaled $436,258. The Company paid the current year claim rentals in November 2024. The associated rental expense is amortized over the rental claim period, September 1st - August 31st of each year. As of December 31, 2023, the Peak Gold JV had met the annual labor requirements for the Manh Choh Project acreage for the next four years, which is the maximum period allowable by Alaska law.

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

Royal Gold Royalties. Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. Pursuant to the CORE Purchase Agreement, the Company received a prepayment of $1,200,000 for its direct share of silver royalty payments from KG Mining. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and therefore the Company has started to drawdown the $1,200,000 prepayment into income. The Company has recognized $127,366 into income as of December 31, 2024.

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

Retention Agreements. The Company has entered into retention agreements with its Chairman and former Chief Executive Officer, Brad Juneau, providing for a payment upon a change of control (as defined in the applicable retention agreement, as amended), provided that the recipient is in the service of the Company when the change of control occurs. Mr. Juneau will receive a payment of $1,000,000 upon a change of control that takes place prior to August 6, 2025.

Employment Agreements. Mr. Clark is serving as the Company’s Chief Financing Officer and Secretary and is responsible for performing the functions of the Company’s principal financial officer. Pursuant to his Employment Agreement, Mr. Clark receives a base salary of $300,000 per annum. Mr. Clark is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (18 months of base salary and bonus amounts or 24 months of base salary and bonus amounts if the change of control is after July 1, 2025). Any payment of severance benefits to him under the Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Rick Van Nieuwenhuyse is serving as the Company’s President & Chief Executive Officer and director. Mr. Van Nieuwenhuyse entered into an employment agreement with the Company on September 16, 2024 (the “CEO Employment Agreement”), which superseded the employment offer letter with Mr. Van Nieuwenhuyse, dated December 31, 2019, as amended and modified. Pursuant to the CEO Employment Agreement, Mr. Van Nieuwenhuyse continues to receive a base salary of $500,000 per annum. Mr. Van Nieuwenhuyse continues to be entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that will be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding the termination, and reimbursement for continued group health insurance coverage for 12 months following the termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control. Any payment of severance benefits to him under the CEO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Short Term Incentive Plan. The Compensation Committee of the Company's board of directors (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) for the benefit of its executive officers. Pursuant to the terms of the STIP, the Compensation Committee establishes performance goals at the beginning of each year and then at the end of the year will evaluate the extent to which, if any, the officers meet such goals. The STIP provides for a payout ranging between 0% and 150% of an officer’s annual base salary, depending on what performance rating is achieved. Amounts due under the STIP can be partially settled in the form of restricted stock, subject to the terms of the 2023 Plan and discretion of the Compensation Committee.

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

Village of Dot Lake Complaint. On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. Peak Gold is not named as a defendant in the Complaint and, on August 20, 2024, the Peak Gold JV moved to intervene in the action, which Dot Lake has opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, Peak Gold joined the partial motion to dismiss that the Corps filed on August 23, 2024, which motion remains pending.

13. Income Taxes

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2024	2023	2023
Income tax benefit at statutory tax rate	$(8,016,170)	$(8,560,924)	$(8,345,673)
State tax benefit	(20,943)	1,159,273	(3,225,218)
Return to provision	(1)	(20,354)	—
Effect of rates different than statutory	(74,936)	(19,957)	—
Permanent differences	347,651	(5,119)	19,916
Stock based compensation	—	—	(527,765)
Legal fees	—	—	24,167
Convertible debt interest	397,630	198,825	368,875
162(m) Limitation	—	—	373,763
Other valuation allowance	7,283,368	7,248,256	11,311,935
Income tax benefit	$(83,401)	$—	$—

The provision for income taxes for the periods indicated below are comprised of the following:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2024	2023	2023
Current:
Federal	$3,690	$—	$—
State	3,420	—	—
Total current income tax (benefit) / expense	$7,110	$—	$—

Deferred:
Federal	$(66,866)	$—	$—
State	(23,645)	—	—
Total deferred income tax (benefit) / expense	$(90,511)	$—	$—

Total income tax (benefit) / expense	$(83,401)	$—	$—

The net deferred tax asset is comprised of the following:

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2024	2023	2023
Deferred tax asset:
Investment in the Peak Gold JV	$13,061,391	$15,587,054	$14,203,470
State deferred tax assets	10,483,657	5,569,010	6,728,285
Stock option expenses	1,209,422	1,374,914	1,106,783
Derivatives	12,169,077	4,917,734	—
Net operating losses	15,009,092	6,865,323	5,027,243
Valuation allowance	(52,239,634)	(34,314,035)	(27,065,781)
Net deferred tax asset / (liability)	$(306,995)	$—	$—

At each reporting period, the Company weigh's all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As a result of this analysis at December 31, 2024, the Company provided a full valuation allowance against the deferred tax assets. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the exploration and evaluation assets. The Company used the simultaneous equation method for measuring the net deferred tax liability of $306,995 at December 31, 2024. As of December 31, 2023 and June 30, 2023, the Company determined a valuation allowance was necessary as the Company had a history of book and tax losses. The Company had not generated any revenue from mineral sales or operations and did not have any recurring sources of revenue.

During the fiscal year ended December 31, 2024, the Company had a change in its valuation allowance of approximately $17.9 million. The Company concluded that it is not more likely than not that it will realize the benefit of its deferred tax assets and accordingly will provide a full valuation allowance against the deferred tax assets as of December 31, 2024.

At December 31, 2024, the Company had U.S. federal tax loss carry-forwards of approximately $56.0 million, and state of Alaska tax loss carry-forwards of approximately $39.2 million. Use of future NOLs may be limited if the Company undergoes an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. The Company performed an evaluation as of December 31, 2024. From the period January 2024 to December 2024, from June 2023 to December 2023 and from June 2022 to June 2023 there were no ownership changes under the meaning of Section 382. The

Company experienced an ownership change on March 22, 2013. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

The Company did not have any unrecognized tax benefits as of December 31, 2024. The amount of unrecognized tax benefits may change in the next twelve months; however the Company does not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. The Company's state of Alaska and federal tax return are both open for examination for the years June 30, 2013 through December 31, 2024. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations before December 31, 2024.

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

14. Debt

The table below shows the components of Debt, net as of December 31, 2024 and December 31, 2023:

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2023	2024
Secured Debt Facility
Principal amount	$30,000,000	$52,100,000
Unamortized debt discount	(2,411,532)	(1,188,535)
Unamortized debt issuance costs	(2,394,168)	(1,543,742)
Debt, net	$25,194,300	$49,367,723
Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(414,854)	(321,377)
Unamortized debt issuance costs	(99,587)	(77,147)
Debt, net	$19,485,559	$19,601,476
Total Debt, net	$44,679,859	$68,969,199
Less current portion	$7,900,000	$42,600,000
Non-current debt, net	$36,779,859	$26,369,199

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC as administrative agent for the lenders, and Macquarie Bank Limited, as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to US$70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. As of December 31, 2024, the Company has drawn $60 million on the term loan facility and has made $7.9 million in principal repayments with a balance of $52.1 million outstanding.

On February 18, 2025 the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027 (See Note 18). Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to hedge 124,600 ounces of its attributable gold production from Manh Choh. On August 2, 2023, CORE Alaska entered into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce, which satisfied the condition of the second borrowing. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. The Company delivered 37,861 ounces of gold into the hedging agreements as of December 31, 2024. See Note 15 - Derivatives and Hedging Activities.

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

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to November 1, 2025 are the last day of July, October, January and April; thereafter the payment dates are the last day of March, June, September and December. The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin. The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of May 17, 2023. As of December 31, 2024, the Company had no unused borrowing commitments.

Borrowings under the term loan facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million. As of December 31, 2024, the unamortized discount and issuance costs were $1.2 million and $1.6 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $49.4 million. As of December 31, 2023, the unamortized discount and issuance costs were $2.4 million and $2.4 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $25.2 million. The fair value of the debt (Level 2) as of December 31, 2024 and December 31, 2023 was $52.1 million and $30.0 million, respectively. For fiscal year ended December 31, 2024 the Company recognized interest expense totaling $9.8 million related to this debt (inclusive of $5.8 million of contractual interest and approximately $4.0 million related to the amortization of the discount and issuance fees).The Company recognized interest expense totaling $1.4 million related to this debt for the six months ended December 31, 2023 (inclusive of approximately $1.1 million of contractual interest, and approximately $0.3 million related to the amortization of the discount and issuance fees). For fiscal year ended June 30, 2023, the Company recognized interest expense totaling $0.2 million related to the term loan facility (inclusive of $145,000 of contractual interest and approximately $17,000 related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 11.06% as of December 31, 2024 and 11.58% as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the effective interest rate for the amortization of the discount and issuance costs was 8.5% and 5.6%, respectively.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement, as amended also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00 (not applicable until commercial production has been declared which has not occurred to date), (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company is also required to maintain a minimum cash balance of $2 million. As of December 31, 2024, the Company was in compliance with or received a waiver or consent from ING and Macquarie on all of the required debt covenants. The waivers and consents primarily related to the Company's entry into transactions that required conditions to be modified under the Credit Agreement. The waiver in February 2025, extended out principal repayments on the Facility to align with expected cash flows from the Peak Gold JV.

As of December 31, 2024, the Company had drawn a total of $60.0 million on the Facility. The Company made a $2.0 million principal repayment in July 2024 and paid a $5.9 million principal repayment in October 2024. The Company is scheduled to repay $42.6 million of principal in 2025 and the remaining $9.6 million of principal through to September 2026.

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

The Debenture carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million. As of December 31, 2024 and December 31, 2023, the unamortized discount and issuance costs were $0.4 million and $0.5 million, respectively. The carrying amount of the debt at December 31, 2024 and December 31, 2023, net of the unamortized discount and issuance costs were $19.6 million and $19.5 million, respectively. The fair value of the Debenture (Level 2) as of December 31, 2024 and December 31, 2023 was $20.0 million. The Company recognized interest expense totaling $1.9 million related to this debt for the fiscal year ended December 31, 2024 (inclusive of approximately $1.8 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.0 million related to this debt for the six month period ended December 31, 2023 (inclusive of approximately $0.9 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.8 million related to this debt for the fiscal year ended June 30, 2023 (inclusive of approximately $1.6 million of contractual interest, and approximately $0.2 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The effective interest rate for the amortization of the discount and issuance costs as of December 31, 2024 and December 31, 2023 was 0.6% and 0.6%, respectively. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at December 31, 2024 and December 31, 2023 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

15. Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under that certain Credit and Guarantee Agreement, by and among the Company, its subsidiaries, ING Capital LLC and Macquarie Bank Limited, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. On February 18, 2025 the Company amended the delivery of 15,000 hedged gold ounces into the first half of 2027 under the New Repayment Schedule. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027, and represent approximately 45% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

As of December 31, 2024, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships. The Company settled 37,861 ounces of gold related to the hedging agreements with 86,739 ounces of gold outstanding as of December 31, 2024. In February 18 2025, the Company amended the Facility agreement and extended the delivery of 15,000 hedged ounces of gold into the first half of 2027 (See Note18):

Period	Commodity	Volume	Weighted Average Price ($/oz)
2025	Gold	45,639	$2,025.17
2026	Gold	41,100	$2,025.17

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.

		As of December 31, 2024			As of December 31, 2023
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities

Commodity Contracts	Derivative contract asset - current	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(29,076,582)	$—	$(29,076,582)	$(2,679,784)	$—	$(2,679,784)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(28,615,525)	$—	$(28,615,525)	$(20,737,997)	$—	$(20,737,997)

As of December 31, 2024, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $57,692,107. As of December 31, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $57,692,107.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Operations

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statement of Operations for the fiscal year ended December 31, 2024, six months ended December 31, 2023 and fiscal year ended June 30, 2023.

		Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
		2024	2023	2023
		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as Hedging	Location of Gain or (Loss)	Recognized in Statement of Operations	Recognized in Statement of Operations	Recognized in Statement of Operations
Instruments under Subtopic 815-20	Recognized in Income on Derivative	Derivative	Derivative	Derivative

Commodity Contracts	Unrealized loss on derivative contracts	$(34,274,326)	$(23,417,781)	$—
Commodity Contracts	Realized loss on derivative contracts	$(19,875,815)	$—	$—
Total		$(54,150,141)	$(23,417,781)	$—

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

Metal Sales

In order to physically deliver the gold as stipulated in the hedge agreements, the Company purchases its 30% share of gold from the Peak Gold JV. The excess ounces purchased that are not delivered to meet its hedge obligations are sold to the derivative counterparties in accordance with their respective sale agreements, with the resulting gain or loss being recorded in "Other Income/(Expense)". The gains on metal sales for the fiscal year ended December 31, 2024 was $1.2 million. The Company did not have any gain or losses on metal sales for the comparative periods in 2023. The sales are accounted for under ASC 610 Other Income and not ASC 606 Revenue from Contracts with Customers, since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

16. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for fiscal year ended December 31, 2024, six month period ended December 31, 2023 and fiscal year ended June 30, 2023.

	Fiscal Year Ended December 31,	Six Months Ended December 31,	Fiscal Year Ended June 30,
	2024	2023	2023
General and administrative expenses:
Marketing and investor relations	$391,825	$83,784	$269,887
Office and administrative costs	665,598	176,656	404,494
Insurance	1,294,758	661,152	513,471
Professional fees	1,773,338	819,398	1,771,764
Regulatory fees	518,960	302,601	365,784
Salaries and benefits	2,250,805	1,796,157	1,925,504
Severance expenses	—	785,751	—
Share-based compensation	2,638,635	1,622,566	2,931,288
Travel	410,776	162,345	182,685
Director fees	666,576	342,500	726,250
Total	$10,611,271	$6,752,910	$9,091,127

17. Segmented Note

The Company engages in exploration and development for gold ore and associated minerals in Alaska. The Company also holds a 30% membership interest in Peak Gold, JV which achieved production in 2024. The reportable segments are those operations whose operating results are reviewed by the chief operating decision maker ("CODM") to make decisions about resources to be allocated. The Company's CODM is the President and Chief Executive Officer and is responsible for the management of the Company. An operating segment is a component of an entity that engages in business activities, Operating results are reviewed with respect to resource allocation and for which discrete financial information is available. Inter-segment transactions are recorded at amounts that reflect normal third-party terms and conditions, with inter-segment profits eliminated from the cost base of the segment incurring the charge. In order to determine reportable operating segments, management reviewed various factors, including if the reportable segment's profit or loss exceeded 10% of the greater of the combined reported profit of all operating segments not reporting a loss or the combined reported loss of all operating segments not reporting a profit. In addition, the operating segments assets constitute greater than 10% of the combined assets of all the operating segments. The Company has identified two operating segments: (i) Peak Gold, JV and (ii) Exploration. The Company's general corporate administration are included within "Corporate and other reconciling items" to reconcile the reportable segments to the consolidated financial statements. The Company's CODM reviews the results of the Company's exploration projects based on the expenditures associated with the exploration in the regions where the Company's mineral claims are located. The Peak Gold JV, engages in business activities from which the Company recognizes operating income or loss. The CODM uses financial information of the Peak Gold JV, in his evaluation of the performance of the Peak Gold JV and can make decisions regarding resource allocations within the Company.

Fiscal Year Ended December 31, 2024	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(589,461)	$—	$—	$(589,461)
Exploration expense
Johnson Tract	(4,059,505)	—	—	(4,059,505)
Lucky Shot	—	—	—	—
Depreciation expense	(112,184)	—	(9,692)	(121,876)
Accretion expense	(9,542)	—	—	(9,542)
General and administrative expense	(325,500)	—	(10,285,771)	(10,611,271)
Total expenses	(5,096,192)	—	(10,295,463)	(15,391,655)

Income/(loss) from equity investment in Peak Gold, LLC	—	41,669,216	—	41,669,216
Total income/(expense) from operations	(5,096,192)	41,669,216	(10,295,463)	26,277,561

OTHER INCOME/(EXPENSE):
Interest income	28,327	—	324,542	352,869
Interest expense	—	—	(11,731,622)	(11,731,622)
Gain/(loss) on derivative contracts	—	(54,150,141)	—	(54,150,141)
Gain/(loss) on Spot sales	—	1,209,293	—	1,209,293
Unrealized gain/(loss) on marketable securities	—	—	(199,018)	(199,018)
Other income	—	127,366	—	127,366
Total other income/(expense)	28,327	(52,813,482)	(11,606,098)	(64,391,253)
INCOME/(LOSS) BEFORE INCOME TAXES	$(5,067,865)	$(11,144,266)	$(21,901,561)	$(38,113,692)

Total Assets	51,908,779	60,706,964	21,276,520	133,892,263
Total Liabilities	(2,143,570)	(57,692,107)	(72,783,941)	(132,619,618)
Net Assets	$49,765,209	$3,014,857	$(51,507,421)	1,272,645

Six Months Ended December 31, 2023	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(255,121)	$—	$—	$(255,121)
Exploration expense
Johnson Tract	—	—	—	—
Lucky Shot	(1,815,822)	—	—	(1,815,822)
Depreciation expense	(47,775)	—	(4,845)	(52,620)
Accretion expense	(6,284)	—	—	(6,284)
Impairment from loss, net of recovery	—	—	—	—
General and administrative expense	(181,180)	—	(6,571,730)	(6,752,910)
Total expenses	(2,306,182)	—	(6,576,576)	(8,882,757)

Income/(loss) from equity investment in Peak Gold, LLC	—	(6,315,595)	—	(6,315,595)
Total income/(expense) from operations	(2,306,182)	(6,315,595)	(6,576,576)	(15,198,352)

OTHER INCOME/(EXPENSE):
Interest income	—	—	68,662	68,662
Insurance recoveries	—	—	—	—
Interest expense	—	—	(2,358,920)	(2,358,920)
Gain/(loss) on derivative contracts	—	(23,417,781)	—	(23,417,781)
Other income	140,083	—	—	140,083
Total other income/(expense)	140,083	(23,417,781)	(2,290,258)	(25,567,956)
INCOME/(LOSS) BEFORE INCOME TAXES	$(2,166,099)	$(29,733,376)	$(8,866,834)	$(40,766,308)

Total Assets	13,676,037	28,245,465	16,670,126	58,591,628
Total Liabilities	(1,421,161)	(23,417,781)	(48,297,231)	(73,136,173)
Net Assets	$12,254,876	$4,827,684	$(31,627,105)	(14,544,545)

Fiscal Year Ended June 30, 2023	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(526,279)	$—	$—	$(526,279)
Exploration expense
Johnson Tract	—	—	—	—
Lucky Shot	(7,878,863)	—	—	(7,878,863)
Depreciation expense	(128,211)	—	(8,290)	(136,501)
Accretion expense	(11,860)	—	—	(11,860)
Impairment from loss, net of recovery	(7,111)	—	—	(7,111)
General and administrative expense	(545,734)	—	(8,545,393)	(9,091,127)
Total expenses	(9,098,058)	—	(8,553,683)	(17,651,741)

Income/(loss) from equity investment in Peak Gold, LLC	—	(21,120,000)	—	(21,120,000)
Total income/(expense) from operations	(9,098,058)	(21,120,000)	(8,553,683)	(38,771,741)

OTHER INCOME/(EXPENSE):
Interest income	—	—	29,651	29,651
Interest expense	—	—	(1,959,666)	(1,959,666)
Gain/(loss) on derivative contracts	—	—	—	—
Other income	622,155	—	—	622,155
Insurance recoveries	338,301	—	—	338,301
Total other income/(expense)	960,456	—	(1,930,015)	(969,559)
INCOME/(LOSS) BEFORE INCOME TAXES	$(8,137,602)	$(21,120,000)	$(10,483,698)	$(39,741,300)

Total Assets	13,519,290	—	12,143,449	25,662,739
Total Liabilities	(2,142,059)	—	(28,294,118)	(30,436,177)
Net Assets	$11,377,231	$—	$(16,150,669)	(4,773,438)

18.Subsequent Events

On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged ounces of gold into the first half of 2027 and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. All other key terms of the Facility, including the interest rate, remain the same. In January 2025, the Company made a $13.8 million principal repayment on the Facility leaving an outstanding principal balance of $38.3 million on the Facility.

19. Transition Period Comparative Data

The following tables presents certain comparative financial information for the fiscal year ended December 31, 2024 and twelve months ended December 31, 2023.

	Fiscal Year Ended December 31,	Unaudited Year Ended December 31,
	2024	2023
EXPENSES:
Claim rental expense	$(589,461)	$(508,024)
Exploration expense	(4,059,505)	(3,078,202)
Depreciation expense	(121,876)	(120,693)
Accretion expense	(9,542)	(12,170)
Impairment from loss, net of recovery	—	(7,111)
General and administrative expense	(10,611,271)	(11,243,873)
Total expenses	$(15,391,655)	(14,970,073)

Income/(loss) from equity investment in Peak Gold, LLC	41,669,216	(18,125,595)
Total income/(expense) from operations	26,277,561	(33,095,668)

OTHER INCOME/(EXPENSE):
Interest income	352,869	81,969
Insurance recoveries	—	—
Interest expense	(11,731,622)	(3,422,409)
Gain/(loss) on derivative contracts	(54,150,141)	(23,417,781)
Gain/(loss) on Spot sales	1,209,293	—
Unrealized gain/(loss) on marketable securities	(199,018)	—
Other income	127,366	746,582
Total other expense	(64,391,253)	(26,011,639)
LOSS BEFORE INCOME TAXES	(38,113,692)	(59,107,307)
Income tax benefit	83,401	—
NET LOSS	$(38,030,291)	$(59,107,307)
NET LOSS PER SHARE
Basic and diluted	$(3.49)	$(7.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	10,896,228	8,283,357

	Fiscal Year Ended	Unaudited Year Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,030,291)	$(59,107,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,638,635	2,955,433
Depreciation expense	121,876	120,693
Accretion expense	9,542	12,170
Non-cash portion for lease expense	180	—
Impairment expense	—	7,111
Equity (earnings) loss from investment in Peak Gold, LLC	(41,669,216)	18,125,595
Cash distributions from Peak Gold, LLC	40,500,000	—
Unrealized loss from derivative contracts	34,274,326	23,417,781
Unrealized loss from marketable securities	199,018	—
Drawdown of Silver Royalty	(127,366)	—
Interest expense paid in stock	400,048	605,518
Deferred tax benefit	(90,511)	—
Change in the fair value of contingent consideration	—	(746,583)
Amortization of debt discount and issuance costs	4,108,887	253,729
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	339,627	(296,314)
Increase (decrease) in accounts payable and other accrued liabilities	(1,326,643)	1,087,031
Increase in income taxes receivable	(649,125)	—
Net cash provided by (used in) operating activities	698,987	(13,565,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	(31,290,000)	(46,190,000)
Acquisition of HighGold Mining Inc. and Avidian Gold Corp., net of cash acquired	(815,613)	—
Acquisition of other assets	(23,667)	(8,048)
Net cash used in investing activities	(32,129,280)	(46,198,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for shares withheld from employees for payroll tax withholding	—	(87,804)
Cash proceeds from debt	30,000,000	27,647,500
Principal repayments on debt	(7,900,000)	—
Cash proceeds from warrant exercise	—	6,886,000
Cash proceeds from common stock and warrant issuance, net	15,477,398	35,219,884
Debt issuance costs	(1,568,974)	(3,161,152)
Net cash provided by financing activities	36,008,424	66,504,428
NET INCREASE IN CASH AND RESTRICTED CASH	4,578,131	6,741,237
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	15,737,391	8,996,154
CASH AND RESTRICTED CASH, END OF PERIOD	$20,315,522	$15,737,391
Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$7,229,674	$1,826,286
Income taxes	656,235	—
Non-cash investing and financing activities:
Commitment fee derecognized and added to debt discount	787,306	—
Shares issue for acquisitions	35,331,402	—
Consideration payable for Avidian acquisition	557,945	—
Accrued transaction costs for HighGold acquisition	21,919	—
Total non-cash investing and financing activities:	$36,698,572	$—