Form 10-K/A
period 2024-12-31
Contango ORE, Inc.
filed 2025-04-14
CIK 1502377

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

EXPLANATORY NOTE

Contango ORE, Inc. (“CORE” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include our Policy Regarding the Mandatory Recovery of Compensation as Exhibit 97.1, which was inadvertently omitted in the Original Filing.

This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

CONTANGO ORE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2024

TABLE OF CONTENTS

Page
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	3

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)
Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date

2.1	Purchase Agreement, dated as of September 29, 2020, by and among CORE Alaska, LLC, Contango ORE, Inc. and Skip Sub, Inc.		8-K	001-35770	2.1	10/06/2020
2.2	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024

3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Form of Convertible Debenture		8-K	001-35770	4.1	04/09/2022
4.3	Form of Indenture		S-3	333-283285	4.5	11/15/2024
4.4	Form of Registration Rights Agreement dated as of December 23, 2022.		8-K	001-35770	4.1	12/23/2022
4.5	Form of Registration Rights Agreement dated as of January 19, 2023.		8-K	001-35770	4.1	01/19/2023
4.6	Description of Securities		10-K	001-35770	4.12	08/31/2022
10.1	Contribution Agreement, dated as of November 1, 2010, between Contango Oil & Gas Company and Contango ORE, Inc.		10/A2	000-54136	10.4	11/26/2010
10.2	Separation and Distribution Agreement, dated as of September 29, 2020, by and among Peak Gold, LLC, Contango Minerals Alaska, LLC, Contango ORE, Inc., CORE Alaska, LLC, Royal Gold, Inc. and Royal Alaska, LLC.		8-K	001-35770	10.1	10/06/2020
10.3	Option to Purchase State Mining Claims, dated as of September 29, 2020, by and between Contango Minerals Alaska, LLC and Peak Gold, LLC.		8-K	001-35770	10.2	10/06/2020
10.4	Master Agreement, by and between Contango ORE, Inc. and Royal Gold, Inc.. dated September 29, 2014.		8-K	001-35770	10.1	10/02/2014
10.5	Amended and Restated Limited Liability Company Agreement of Peak Gold, LLC, dated as of October 1, 2020, by and between CORE Alaska, LLC and Skip Sub, Inc.		8-K	001-35770	10.3	10/06/2020
10.6	Membership Interest Purchase and Sale Agreement dated as of August 24, 2021, by and between the Company and CRH Funding II Pte. Ltd.		8-K	001-35770	10.1	8/25/2021

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
10.7	Secured Promissory Note dated as of August 24, 2021, by the Company to the order of CRH Funding II Pte. Ltd.		8-K	001-35770	10.2	8/25/2021
10.8	Pledge Agreement dated as of August 24, 2021, by the Company in favor of CRH Funding II Pte. Ltd.		8-K	001-35770	10.3	8/25/2021
10.9	Investment Agreement, dated April 9, 2022, by and between the Company and QRC.		8-K	001-35770	10.1	4/13/2022
10.10	Form of Investor Rights Agreement.		8-K	001-35770	10.1	4/13/2022
10.11	Form of Subscription Agreement dated as of December 23, 2022.		8-K	001-35770	10.1	12/23/2022
10.12	Form of Warrant dated as of December 23, 2022.		8-K	001-35770	10.2	12/23/2022
10.13	Form of Subscription Agreement dated as of January 19, 2023.		8-K	001-35770	10.1	1/19/2023
10.14	Form of Warrant dated as of January 19, 2023.		8-K	001-35770	10.2	1/19/2023
10.15	Credit and Guarantee Agreement, dated May 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		8-K	001-35770	10.1	5/19/2023
10.16	Amendment No. 1 to the Credit and Guarantee Agreement, dated July 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.2	11/14/2023
10.17	Amendment No. 2 to the Credit and Guarantee Agreement, dated August 15, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.6	11/14/2023
10.18	Amendment No. 3 to the Credit and Guarantee Agreement, dated December 31, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-KT	001-35770	10.39	3/14/2024
10.19	Waiver No. 2 and Amendment No. 4 to Credit and Guarantee Agreement and Amendment No. 2 to Security Agreement, dated January 31, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.		10-Q	001-35770	10.1	5/14/2024
10.20	Amendment No. 5 to the Credit and Guarantee Agreement, dated February 16, 2024, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.2	5/14/2024
10.21	Waiver No. 5, Consent No. 1 and Amendment No. 6 to Credit and Guarantee Agreement, dated April 30, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.		10-Q	001-35770	10.1	8/13/2024
10.22	Consent No. 3 and Amendment No. 7 to Credit and Guarantee Agreement, among Core Alaska, LLC,		10-Q	001-35770	10.2	8/13/2024

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
	Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC.
10.23	Amendment No. 8 to Credit and Guarantee Agreement, dated July 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-Q	001-35770	10.1	11/14/2024
10.24	Amendment No. 9 to Credit and Guarantee Agreement, dated September 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-Q	001-35770	10.2	11/14/2024
10.25	Amendment No. 10 to Credit and Guarantee Agreement, dated October 31, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-K	001-35770	10.25	3/17/2025
10.26	ISDA Master Agreement, dated May 17, 2023, between ING and Core Alaska.		8-K	001-35770	10.1	8/08/2023
10.27	ISDA Master Agreement, dated May 17, 2023, between Macquarie and Core Alaska.		8-K	001-35770	10.2	8/08/2023
10.28	Controlled Equity OfferingSM Sales Agreement, dated June 8, 2023, by and between the Company and Cantor Fitzgerald & Co.		8-K	001-35770	1.1	6/09/2023
10.29	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†		8-K	001-35770	10.1	11/16/2017
10.30	First Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†		8-K	001-35770	10.1	11/20/2019
10.31	2023 Omnibus Incentive Plan.†		Sc. 14A	001-35770	A	10/04/2023
10.32	Retention Agreement dated February 6, 2019 between Contango ORE, Inc. and Brad Juneau.†		10-Q	001-35770	10.3	2/07/2019
10.33	Form of Amendment to Retention Agreement, between Contango ORE, Inc. and each officer or employee party thereto.†		8-K	001-35770	10.1	2/11/2020
10.34	Employment Agreement, dated July 11, 2023 between Michael Clark and the Company.†		8-K	001-35770	10.1	7/17/2023
10.35	Employment Agreement, dated September 16, 2024, between Rick Van Nieuwenhuyse and Contango Ore, Inc.†		8-K	001-35770	10.1	9/17/2024
10.36	Form of Restricted Stock Award Agreement.†		8-K	001-35770	10.4	12/17/2020
14.1	Code of Ethics.		10-K	001-35770	14.1	9/11/2012
14.2	Corporate Code of Business Conduct and Ethics of Contango ORE, Inc.		8-K	001-35770	14.1	12/17/2020
19.1	Insider Trading Policy.		10-K	001-35770	19.1	3/17/2025
21.1	List of Subsidiaries.		10-K	001-35770	21.1	3/17/2025
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.		10-K	001-35770	23.1	3/17/2025
23.2	Consent of Moss Adams LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of December 31, 2024.		10-K	001-35770	23.2	3/17/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.		10-K	001-35770	31.1	3/17/2025

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.		10-K	001-35770	31.2	3/17/2025
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.		10-K	001-35770	32.1	3/17/2025
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.		10-K	001-35770	32.2	3/17/2025
96.1	Technical Report Summary, dated May 12, 2023 on the Manh Choh Project		8-K	001-35770	96.1	6/02/2023
96.2	Technical Report Summary, dated May 26, 2023 on the Lucky Shot Project.		8-K	001-35770	96.1	6/16/2023
97.1	Policy Regarding the Mandatory Recovery of Compensation.	X
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease).		10-K	000-54136	99.1	9/19/2011
99.2	Original Schedule of REE Properties.		10-K	000-54136	99.2	9/19/2011
99.3	Schedule of Revised TOK Claims.		10-Q	001-35770	99.3	5/15/2023
99.4	Schedule of Bush Claims.		10-Q	001-35770	99.4	5/15/2023
99.5	Schedule of Revised Eagle Claims.		10-Q	001-35770	99.6	5/15/2023
99.6	Schedule of ADC 2 Claims.		10-Q	001-35770	99.7	5/15/2023
99.7	2011 Report of Behre Dolbear & Company (USA).		10-Q	000-54136	99.3	2/06/2012
99.8	Schedule of Noah Claims.		10-K	001-35770	99.8	9/15/2017
99.9	Schedule of Shamrock Claims.		10-K	001-35770	99.9	8/31/2021
99.10	Voting Agreement, dated as September 29, 2014, between Royal Gold, Inc. and the stockholders thereto.		8-K	001-35770	99.2	10/02/2014
99.11	Audited Financial Statements of Peak Gold, LLC as of December 31, 2024.		10-K	001-35770	99.11	3/17/2025
101	Financial statements from the Company’s annual report on Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.		10-K	001-35770	101	3/17/2025
104	Cover Page Interactive Data File.	X

† Management contract or compensatory plan or agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date
/s/ MIKE CLARK	April 14, 2025
Mike Clark Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)