Form 10-Q
period 2025-03-31
Contango ORE, Inc.
filed 2025-05-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 14, 2025 was 12,553,488.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	March 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash	$34,976,963	$20,058,477
Restricted cash	236,852	257,045
Prepaid expenses and other	1,194,001	1,114,522
Income taxes receivable	649,125	649,125
Total current assets	37,056,941	22,079,169

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	58,843,656	60,523,622
Property & equipment, net	50,524,348	50,577,097
Marketable securities	939,060	712,375
Total long-term assets	110,307,064	111,813,094

TOTAL ASSETS	$147,364,005	$133,892,263

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,918,438	$418,836
Accrued liabilities	1,882,868	2,803,598
Advance royalty reimbursement	855,063	855,548
Derivative contract liability	54,641,009	29,076,582
Debt, current portion	24,700,000	42,600,000
Total current liabilities	90,997,378	75,754,564

NON-CURRENT LIABILITIES:
Advance royalty reimbursement	104,449	217,086
Asset retirement obligations	255,769	255,769
Contingent consideration liability	1,100,480	1,100,480
Derivative contract liability	43,526,754	28,615,525
Debt non-current portion, net	31,351,920	26,369,199
Deferred tax liability	530,676	306,995
Total non-current liabilities	76,870,048	56,865,054

TOTAL LIABILITIES	167,867,426	132,619,618

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 12,541,962 shares issued and 12,539,482 shares outstanding as of March 31, 2025; 12,230,959 shares issued and 12,228,479 shares outstanding as of December 31, 2024	125,418	122,308
Additional paid-in capital	179,039,931	178,270,782
Treasury stock at cost (2,480 at March 31, 2025; and 2,480 shares at December 31, 2024)	(48,308)	(48,308)
Accumulated deficit	(199,620,462)	(177,072,137)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(20,503,421)	1,272,645

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$147,364,005	$133,892,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
EXPENSES:
Claim rental expense	$(108,839)	$(128,117)
Exploration expense	(460,003)	(86,644)
Depreciation expense	(33,622)	(26,996)
Accretion expense	—	(3,140)
General and administrative expense	(2,448,066)	(2,467,995)
Total expenses	(3,050,530)	(2,712,892)

Income/(loss) from equity investment in Peak Gold, LLC	22,320,034	(140,253)
Total income/(loss) from operations	19,269,504	(2,853,145)

OTHER INCOME/(EXPENSE):
Interest and other income	231,940	12,050
Interest and finance expense	(2,747,712)	(2,030,814)
Loss on derivative contracts	(40,475,656)	(15,625,330)
Gain on metal sales	1,170,820	—
Unrealized gain on marketable securities	226,460	—
Total other income/(expense)	(41,594,148)	(17,644,094)

Loss before income taxes	(22,324,644)	(20,497,239)

Income tax expense	(223,681)	—

NET LOSS	$(22,548,325)	$(20,497,239)

LOSS PER SHARE
Basic and diluted	$(1.88)	$(2.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	12,020,108	9,587,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,548,325)	$(20,497,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	532,621	670,625
Depreciation expense	33,622	26,996
Accretion expense	—	3,140
Non-cash portion for lease expense	12,180	—
Equity (earnings) loss from investment in Peak Gold, LLC	(22,320,034)	140,253
Cash distribution from Peak Gold, LLC	24,000,000	—
Unrealized loss from derivative contracts	40,475,656	15,625,330
Unrealized (gain) from marketable securities	(226,460)	—
Interest expense paid in stock	99,995	99,998
Amortization of debt discount and debt issuance fees	882,721	547,594
Drawdown of Silver Royalty	(113,122)	—
Deferred tax expense	223,681	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	(70,480)	(76,942)
Increase (decrease) in accounts payable and accrued liabilities	7,576,595	(954,052)
Increase in income taxes payable	—	—
Net cash provided by (used in) operating activities	28,558,650	(4,414,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	—	(15,450,000)
Acquisition of property and equipment	—	(7,500)
Net cash used in investing activities	—	(15,457,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from debt	—	12,500,000
Principal repayments on debt	(13,800,000)	—
Cash proceeds from common stock and warrant issuance, net	798,922	221,341
Shares repurchased for tax withholdings on share-based awards	(659,279)	—
Debt issuance costs	—	(735,020)
Net cash provided by (used in) financing activities	(13,660,357)	11,986,321

NET CHANGE IN CASH AND RESTRICTED CASH	14,898,293	(7,885,476)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	20,315,522	15,737,391
CASH AND RESTRICTED CASH, END OF PERIOD	$35,213,815	$7,851,915

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$7,229,674	$1,211,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2024	12,230,959	$122,308	$178,270,782	$(48,308)	$(177,072,137)	$1,272,645
Stock-based compensation	—	—	532,621	—	—	532,621
Restricted shares activity	285,700	2,857	(2,857)	—	—	—
Common stock issuance	76,703	767	820,745	—	—	821,512
Cost of common stock issuance	—	—	(22,590)	—	—	(22,590)
Shares repurchased for tax withholdings on share-based awards	(60,763)	(608)	(658,671)	—	—	(659,279)
Shares issued for convertible debt interest payment	9,363	94	99,901	—	—	99,995
Net loss for the period	—	—	—	—	(22,548,325)	(22,548,325)
Balance at March 31, 2025	12,541,962	$125,418	$179,039,931	$(48,308)	$(199,620,462)	$(20,503,421)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,546)
Stock-based compensation	—	—	670,625	—	—	670,625
Restricted stock activity	144,500	1,445	(1,445)	—	—	—
Common stock issuance	11,022	110	227,488	—	—	227,598
Cost of common stock issuance	—	—	(6,257)	—	—	(6,257)
Stock issued for convertible note interest payment	6,329	63	99,935	—	—	99,998
Net loss for the period	—	—	—	—	(20,497,239)	(20,497,239)
Balance at March 31, 2024	9,616,084	$96,160	$125,441,413	$(48,308)	$(159,539,085)	$(34,049,820)

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

The Company conducts its business through the below primary means:

•
its 30.0% membership interest in Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s production of the Main and North Manh Choh deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);
•
its wholly-owned subsidiary, Contango Mining Canada Inc., a corporation organized under the laws of British Columbia (“Contango Mining Canada”), which holds the Company’s 100% equity interest in HighGold Mining Inc., a corporation existing under the laws of the Province of British Columbia (“HighGold”), HighGold holds the Company’s 100% equity interest in J T Mining, Inc., which leases for exploration the mineral rights to approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”), located near tidewater, 125 miles southwest of Anchorage, Alaska, from Cook Inlet Region, Inc. (“CIRI”), one of 12 land-based Alaska Native regional corporations created by the Alaska Native Claims Settlement Act of 1971;
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
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately controls the mineral rights to approximately 145,280 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,800 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska(the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”); and
•
its wholly-owned subsidiary, Avidian Gold Alaska Inc., an Alaskan corporation (“Avidian Alaska”), which (i) separately controls the mineral rights to approximately 11,711 acres of State of Alaska mining claims and upland mining leases for exploration, including (1) approximately 1,021 acres located in the Fairbanks Mining District approximately three miles east of the Fort Knox Gold Mine and 20 miles north of Fairbanks, Alaska (the "Amanita NE Property"), and (2) approximately 10,690 acres located in the Valdez Creek Mining District on the eastern edge of the Alaska Range, located, approximately 150 miles southwest of Fairbanks, Alaska, along the George Parks Highway (the "Golden Zone Property"); and (ii) leases for exploration the mineral rights to approximately 3,380 acres of State of Alaska mining claims, leasehold locations and an upland mining lease, located in the Fairbanks Mining District approximately five miles southwest of the Fort Knox Gold Mine and about 10 miles north of Fairbanks, Alaska (the “Amanita Property” and together with the Amanita NE Property and the Golden Zone Property, collectively the “Avidian Properties”)..

The Johnson Tract Project, Lucky Shot Property, Contango Minerals Properties and Avidian Properties are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

2. Basis of Presentation and Immaterial Correction of the Presentation of Income/(Loss) from Equity Investment

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

The Company has reclassified the presentation of the “Income/(loss) from equity investment in Peak Gold, LLC” in its Statement of Operations for the three months ended March 31, 2024. The “Income/(loss) from equity investment in Peak Gold, LLC” was previously presented in “Other Income/(Expense)” and is now presented within income/(loss) from operations on the Statement of Operations. The change in presentation will have no impact on Net Income/(Loss) for all impacted periods.

3. Liquidity

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest, and general and administrative expenses of the Company. As of March 31, 2025, the Company has a working capital deficit of $53.9 million. There are no anticipated future cash calls going forward from the Peak Gold JV as the Peak Gold JV operates from the cash flows generated from its operations. The management committee of the Peak Gold JV (the "JV Management Committee") approved a significant budget to complete the required development to start the operations of the Manh Choh mine, which began production early in the third quarter of 2024. The entire $31.3 million of capital calls necessary for the Peak Gold JV to reach production have already been funded by the Company as of March 31, 2025. As of March 31, 2025, the Company has funded $78.6 million of the 2024 capital calls to the Peak Gold JV, of which $60.0 million was funded from the Facility (as defined below). The Company believes it has sufficient capital to continue production at the Manh Choh mine, with its cash on hand. The Company received from the Peak Gold JV $40.5 million in cash distributions in 2024 and $24 million in cash distributions during the first quarter of 2025, relating to production at Manh Choh. In total, the Company has received $73.5 million in cash distributions from the Peak Gold JV since commencing the processing of Manh Choh ore in July 2024. There can be no guarantee that the Peak Gold JV will make future distributions to the Company. The Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $24.7 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company's debt would be due immediately or callable (See Note 13). The Company made principal payments towards the Facility of $7.9 million in 2024 and $13.8 million in January 2025. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-K for the fiscal year ended December 31, 2024 for a summary of the Company's significant accounting policies, as there have been no changes to the Company's significant accounting polices since the time of that filing.

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. The Company adopted ASU 2023-09 as of January 1, 2025, and the corresponding impacts will be reflected in the annual disclosures connected to income taxes.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recently issued accounting pronouncements not yet effective

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): update required disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The company has not early adopted this standard.

5. Investment in the Peak Gold JV

The Company initially recorded its investment at the historical book value of the assets contributed to the Peak Gold JV, which was approximately $1.4 million. As of March 31, 2025 the Company has contributed approximately $106.2 million to and held a 30.0% membership interest in the Peak Gold JV.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of March 31, 2025:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold, LLC	15,450,000
Loss from equity investment in Peak Gold, LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152
Investment in Peak Gold, LLC	11,790,000
Loss from equity investment in Peak Gold, LLC	(695,633)
Investment balance at June 30, 2024	$54,468,519
Investment in Peak Gold, LLC	4,050,000
Distributions received from Peak Gold, LLC	(19,500,000)
Income from equity investment in Peak Gold, LLC	28,525,857
Investment balance at September 30, 2024	$67,544,376
Distributions received from Peak Gold, LLC	(21,000,000)
Income from equity investment in Peak Gold, LLC	13,979,245
Investment balance at December 31, 2024	$60,523,622
Distributions received from Peak Gold, LLC	(24,000,000)
Income from equity investment in Peak Gold, LLC	22,320,034
Investment balance at March 31, 2025	$58,843,656

The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three month periods ended March 31, 2025 and 2024 in accordance with US GAAP:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Revenue	$168,229,394	$—
Cost of sales	(78,622,724)	—
Gross profit	89,606,670	—
Other expenses	(15,206,557)	(467,510)

Net Income/(Loss)	$74,400,113	$(467,510)

The Company’s share of the Peak Gold JV’s results of operations for the three months ended March 31, 2025 was income of approximately $22.3 million. The Company’s share in the results of operations for the three months ended March 31, 2024 was a loss of approximately $0.1 million. The Peak Gold JV loss does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of March 31, 2025 and March 31, 2024, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses which allowed the Company to recognize its investment of $58.8 million and $43.4 million, respectively.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $1,194,001 and $1,114,522 as of March 31, 2025 and December 31, 2024, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2025			2024
		Weighted Average	Loss		Weighted Average	Loss Per
	Net Loss	Shares	Per Share	Net Loss	Shares	Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(22,548,325)	12,020,108	$(1.88)	$(20,497,239)	9,587,113	$(2.14)
Diluted Net Loss per Share:
Net loss attributable to common stock	$(22,548,325)	12,020,108	$(1.88)	$(20,497,239)	9,587,113	$(2.14)

Warrants to purchase 726,375 shares of common stock of the Company were outstanding as of March 31, 2025, and 501,000 shares as of March 31, 2024. 439,210 restricted shares were unvested as of March 31, 2025. These warrants and unvested restricted shares were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2025 and 2024 due to being anti-dilutive.

8. Stockholders’ Equity (Deficit)

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of March 31, 2025, 12,539,482 shares of common stock were outstanding, including 439,210 shares of unvested restricted stock. As of March 31, 2025, warrants to purchase 726,375 shares of common stock of the Company were outstanding. No shares of preferred stock have been issued. The remaining shares of restricted stock outstanding will vest between August 2025 and March 2027.

ATM Program

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Program”). Sales of the Company's common stock under the ATM Program are made, pursuant to the Company’s effective shelf registration statement on Form S-3. Such sales may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. Pursuant to the Sales Agreement, the Company sold 76,703 shares of common stock during the three-month period ended March 31, 2025 and 11,022 shares during the three-month period ended March 31, 2024 for net proceeds of approximately $0.8 million and $0.2 million, respectively. $32.0 million of the Company's common stock remains available for sale under the ATM Program as of March 31, 2025.

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

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	March 31, 2025	December 31, 2024
Mineral properties	N/A - Units of Production	$48,833,661	$48,833,661
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,546	1,455,546
Machinery and equipment	3 - 10	441,563	420,171
Vehicles	5	135,862	136,037
Computer and office equipment	5	23,235	39,560
Furniture & fixtures	5	2,270	2,270
Right of use asset	2	86,952	86,952
Less: Accumulated depreciation and amortization		(420,342)	(362,701)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$50,524,348	$50,577,097

10. Stock-Based Compensation

On September 15, 2010, the Company's board of directors adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaced the 2010 Plan with respect to new grants by the Company. Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (619,139 shares as of March 31, 2025), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of March 31, 2025, there were 439,210 shares of unvested restricted common stock outstanding under the Equity Plans. Stock-based compensation expense for the three months ended March 31, 2025 was $0.5 million. Stock-based compensation expense for the three months ended March 31, 2024 was $0.7 million. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted during the three months ended March 31, 2025 and March 31, 2024 was $2.9 million and $2.3 million, respectively.

As of March 31, 2025, there were 439,210 shares of such restricted stock that remained unvested and the total compensation cost related to nonvested restricted share awards not yet recognized was $4,151,321. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of March 31, 2025 and December 31, 2024:

Number of restricted shares unvested
Balance - January 1, 2025	436,863
Restricted shares granted	285,700
Restricted shares vested	(283,353)
Balance - March 31, 2025	439,210

Balance - January 1, 2024	433,528
Restricted shares granted	159,150
Restricted shares vested	(155,815)
Balance - December 31, 2024	436,863

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-K for the year ended December 31, 2024. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look-back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and does not anticipate declaring dividends on its common stock. The expected term of the options granted represents the period of time that the options are expected to be outstanding. The simplified method is used to estimate the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options for the three month period ended March 31, 2025 or for the three month period ended March, 2024. As of March 31, 2025, the total unrecognized compensation cost related to nonvested stock options was zero. As of March 31, 2025, there are no stock options outstanding.

A summary of the status of stock options granted under the Equity Plans as of March 31, 2025 and changes during the three months then ended, is presented in the table below:

Three months ended
March 31, 2025
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2024	100,000	$14.50
Granted	—
Exercised	—
Expired	(100,000)	$14.50
Forfeited	—
Outstanding at the end of the period	—	$—
Aggregate intrinsic value	$—
Exercisable, end of the period	—
Aggregate intrinsic value	$—
Available for grant, end of period	619,139
Weighted average fair value per share of options granted during the period	$—

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008, which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Peak Gold JV is required to spend $350,000 per year until July 15, 2028 in exploration costs. The Company’s exploration expenditures through the 2023 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production. In lieu of a $450,000 cash payment to the Peak Gold JV from the Tetlin Tribal Council to increase its production royalty by 0.75%, the Peak Gold JV agreed to credit the $450,000 against future production royalty and advance minimum royalty payments due to the Tetlin Tribal Council under the lease once production begins. Until such time as production royalties begin, the Peak Gold JV must pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, and subsequent years are escalated by an inflation adjustment. Production commenced in July 2024 and the Peak Gold JV has continued to satisfy the production royalty obligations pursuant to the terms of the Tetlin Lease.

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

Lucky Shot Property. With regard to the Lucky Shot Property, the Company will be obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock. If payable, the additional share consideration will be issued based on the 30-day volume. See Note 15 - Fair Value Measurement.

Royal Gold Royalties. Royal Gold currently holds a 3.0% overriding royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. Pursuant to the CORE Purchase Agreement, the Company received a prepayment of $1,200,000 for its direct share of silver royalty payments from KG Mining. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and therefore the Company has started to drawdown the $1,200,000 prepayment into income. The Company has recognized $113,122 into income as of March 31, 2025.

CIRI Lease Agreement. J T Mining Inc. entered into a lease agreement effective May 17, 2019 with CIRI and shall pay the sum of $150,000 on the fifth through ninth anniversaries of the effective date, provided that J T Mining Inc.'s obligations to make such payments shall terminate on the commencement of Commercial Production as defined under the agreement. A Commercial Production decision has not been made to date.

CIRI Exploration Agreement. J T Mining Inc. entered into an exploration agreement effective July 1, 2023 with CIRI and on each anniversary of the effective date thereafter during the four year term shall pay to CIRI an amount equal to $25,000 as consideration for grant of the rights under the agreement and for the purpose of covering CIRI's administrative costs associated with exploration activities.

Mining Lease and Option to Purchase Agreement Amanita Project. Avidian Alaska entered into a 15 year lease agreement with an effective date of July 18, 2015 with Tanya Stolz. Avidian Alaska shall pay minimum annual lease payments as outlined under the schedule in section 4.1 of the agreement. Avidian Alaska's obligation for July 18, 2025 is $100,000 and will increase by $10,000 per year, with a final payment on July 18, 2030 for $130,000. The minimum payments will be credited against Avidian Alaska's royalty payment obligations under the agreement and Avidian Alaska is currently in good compliance with such royalty payment obligations.

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

Employment Agreements. Mr. Clark serves as the Company’s Chief Financing Officer and Secretary and is responsible for performing the functions of the Company’s principal financial officer. Pursuant to his employment agreement (the "CFO Employment Agreement"), Mr. Clark receives a base salary of $300,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding a termination, and reimbursement for continued group health insurance coverage for 12 months following a termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the CFO Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (18 months of base salary and bonus amounts or 24 months of base salary and bonus amounts if the change of control is after July 1, 2025). Any payment of severance benefits to him under the CFO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Rick Van Nieuwenhuyse serves as the Company’s President & Chief Executive Officer and director. Pursuant to his employment agreement (the “CEO Employment Agreement”). Mr. Van Nieuwenhuyse receives a base salary of $500,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding a termination, and reimbursement for continued group health insurance coverage for 12 months following a termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the CEO Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control. Any payment of severance benefits to him under the CEO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

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

Committee for Safe Communities Complaint. On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV's ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT's actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and sought expedited consideration of its motion. If granted, the motion could impact the Peak Gold JV's ore haul plans. On November 9, 2023, the Court denied the plaintiff's motion for expedited consideration. On November 15, 2023, the Court granted the Peak Gold JV's motion to intervene. On January 15, 2024, the Peak Gold JV and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff's motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court's Order on the motion for judgment on the pleadings, which the Peak Gold JV joined. On September 13, 2024, the Court entered an Order denying this motion. On May 6, 2025, the plaintiff and the DOT agreed to dismiss without prejudice the only remaining claim for relief alleged in the Complaint. All claims in the matter were dismissed and the trial, which was set for August 11, 2025, and all pretrial deadlines were vacated by the Court.

Village of Dot Lake Complaint. On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. The Peak Gold JV is not named as a defendant in the Complaint and, on August 20, 2024, the Peak Gold JV moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024, which motion remains pending. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which seeks to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV moved to dismiss this reasserted claim, which motion remains pending.

12. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of March 31, 2025 and December 31, 2024 and has recognized $223,681 and zero income tax expense for the three months ended March 31, 2025 and March 31, 2024, respectively. The effective tax rate was -1.0% and 0% for the three months ended March 31, 2025 and March 31, 2024, respectively. At each reporting period, the Company weighs all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As a result of this analysis at March 31, 2025 and December 31, 2024, the Company provided a full valuation allowance against the deferred tax assets. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the exploration and evaluation assets. The Company recognized a deferred tax liability of $530,676 and $306,995 on exploration and evaluation assets as of March 31, 2025 and December 31, 2024, respectively. The net deferred tax liability of $530,676 includes an increase related to exploration costs for the quarter ended March 31, 2025. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2025 or December 31, 2024.

13. Debt

The table below shows the components of Debt, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Secured Debt Facility
Principal amount	$38,300,000	$52,100,000
Unamortized debt discount	(758,524)	(1,188,535)
Unamortized debt issuance costs	(1,119,643)	(1,543,742)
Debt, net	$36,421,833	$49,367,723

Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(298,305)	(321,377)
Unamortized debt issuance costs	(71,608)	(77,147)
Debt, net	$19,630,087	$19,601,476
Total Debt, net	$56,051,920	$68,969,199
Less current portion	$24,700,000	$42,600,000
Debt non-current portion, net	$31,351,920	$26,369,199

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC ("ING") as administrative agent for the lenders, and Macquarie Bank Limited ("Macquarie"), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to $70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. As of March 31, 2025, the Company has drawn $60 million on the term loan facility and has made $21.7 million in principal repayments with a balance of $38.3 million outstanding.

On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to enter into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold production from Manh Choh at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. The Company has delivered 37,861 ounces of gold into the hedging agreements as of March 31, 2025, resulting in a remaining balance of the hedge agreements is 86,739 ounces. In addition, during the first quarter of 2025, the Company sold all gold at spot price to the lenders and simultaneously locked in a forward price to re-purchase from the lenders on 11,939 ounces of gold related to the April 30, 2025 hedge maturity date (referred to as a “Carry Trade”). The result of the Carry Trade is recognizing a derivative asset of $2,196,554, which offsets the derivative liability in the financial statements. The Carry Trade was settled on April 30, 2025 with a net payment of $11.0 million from Contango in exchange for the reduction of 11,939 ounces of gold under the hedge agreement. As of April 30, 2025, the hedge agreement balance is 74,800 ounces. See Note 14 - Derivatives and Hedging Activities.

Term loans, which can be made quarterly are to be used only to finance cash calls to the Peak Gold JV, fund the debt service reserve account, pay corporate costs in accordance with budget and base case financial model and fees and expenses in connection with the loan.

Loans under the Facility can be Base Rate loans at the Base Rate plus the Applicable Margin or Secured Overnight Financing Rate (“SOFR”) loans at the three month adjusted term SOFR plus the Applicable Margin. The type of loan is requested by the borrower at the time of the borrowing and the type loan may be converted. The “Base Rate” is the highest of Prime Rate, Federal Funds Rate plus 0.50% or Adjusted Term SOFR for one month plus 1%. “Adjusted Term SOFR” is Term SOFR plus a SOFR Adjustment of 0.15% per annum. “Term SOFR” is the secured overnight financing rate as administered by the Term SOFR Administrator. The “Applicable Margin” is (i) 6.00% per annum prior to the completion date for the Manh Choh Project and (ii) 5.00% per annum thereafter, payable quarterly. The current Applicable Margin is 6%.

Interest is payable commencing on the date of each loan and ending on the next payment date. The interest payment dates prior to November 1, 2025 are the last day of July, October, January and April; thereafter the payment dates are the last day of March, June, September and December. The Company also will pay commitment fee on average daily unused borrowings equal to a rate of 40% of the Applicable Margin. The commitment fee is payable in arrears on each interest payment date with the final on the commitment termination date, which is 18 months after the closing date of May 17, 2023. As of March 31, 2025, the Company had no unused borrowing commitments.

Borrowings under the Facility carried an original issue discount of $2.3 million and debt issuance costs of approximately $1.6 million. As of March 31, 2025, the unamortized discount and issuance costs were $0.8 million and $1.1 million, respectively, and the carrying amount, net of the unamortized discount and issuance costs was $36.4 million. As of December 31, 2024, the unamortized discount and issuance costs were $1.2 million and $1.5 million, respectively and the carrying amount, net of the unamortized discount and issuance costs was $49.4 million. The fair value of the debt (Level 2) as of March 31, 2025 and December 31, 2024 was $38.3 million and $52.1 million, respectively. The Company recognized interest expense totaling $1.9 million related to this debt for the three months ended March 31, 2025 (inclusive of approximately $1.1 million of contractual interest, and approximately $0.8 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.6 million related to this debt for the three months ended March 31, 2024 (inclusive of approximately $1.1 million of contractual interest, and approximately $0.5 million related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 10.24% as of March 31, 2025 and 11.06% as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the effective interest rate for the amortization of the discount and issuance costs was 8.5% and 8.5%, respectively.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and entry into hedging arrangements. The Credit Agreement, as amended also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a historical debt service coverage ratio of no less than 1.30 to 1.00 (not applicable until commercial production has been declared which has not occurred to date), (ii) a projected debt service coverage ratio until the Maturity Date of no less than 1.30 to 1.00; (iii) a loan life coverage ratio until the Maturity Date of no less than 1.40 to 1.00; (iv) a discounted present value cash flow coverage ratio until the Manh Choh gold project termination date of no less than 1.70 to 1.00; and (v) a reserve tail (i.e., gold production) ratio until the Maturity Date of no less than 25%. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting the Company or any of its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company is also required to maintain a minimum cash balance of $2 million. As of March 31, 2025, the Company was in compliance with or received a waiver or consent from ING and Macquarie on all of the required debt covenants. The waivers and consents primarily related to the Company's entry into transactions that required conditions to be modified under the Credit Agreement. The waiver in February 2025, extended out principal repayments on the Facility to align with expected cash flows from the Peak Gold JV.

As of March 31, 2025, the Company had drawn a total of $60.0 million on the Facility. The Company made principal repayments totaling $21.7 as of March 31, 2025. The Company is scheduled to repay $24.7 million of principal in the next twelve months and the remaining $13.6 million of principal on a quarterly basis through June 30, 2027.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent. During the quarter, the Company accrued $293,538 as a PLA fee presented as part of interest and finance expense.

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

The Debenture carried an original issue discount of $0.6 million and debt issuance costs of approximately $0.2 million. As of March 31, 2025 and December 31, 2024, the unamortized discount and issuance costs were $0.4 million and $0.4 million, respectively. The carrying amount of the debt at March 31, 2025 and December 31, 2024, net of the unamortized discount and issuance costs was $19.6 million and $19.6 million, respectively. The fair value of the Debenture (Level 2) as of March 31, 2025 and December 31, 2024 was $20.0 million. The Company recognized interest expense totaling $0.5 million related to this debt for the three months ended March 31, 2025 (inclusive of approximately $0.5 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $0.5 million related to this debt for the three months ended March 31, 2024 (inclusive of approximately $0.5 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The effective interest rate for the amortization of the discount and issuance costs as of March 31, 2025 and December 31, 2024 was 0.6% and 0.6%, respectively. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at March 31, 2025 and December 31, 2024 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

14. Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under the Credit Agreement, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027, and represent approximately 42% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

As of March 31, 2025, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2025	Gold	43,739	$2,025
2026	Gold	28,000	$2,025
2027	Gold	15,000	$1,933
		86,739	$2,009

The volume outstanding as of March 31, 2025 of 86,739 includes 11,939 ounces of gold forward sold under Carry Trade contracts. See Note 13 - Debt.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

		As of March 31, 2025			As of December 31, 2024
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$2,196,554	$(2,196,554)	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(56,837,563)	$2,196,554	$(54,641,009)	$(29,076,582)	$—	$(29,076,582)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(43,526,754)	$—	$(43,526,754)	$(28,615,525)	$—	$(28,615,525)

As of March 31, 2025, the fair value of derivatives in a net liability position related to these agreements was $98,167,763, which includes the Carry Trade which offsets with the derivative liability. As of March 31, 2025, the Company has not posted any collateral related to these agreements.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31, 2025	Three months ended March 31, 2024

Commodity Contracts	Unrealized loss on derivative contracts	$(40,475,656)	$(15,625,330)

Total		$(40,475,656)	$(15,625,330)

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

Metal Sales

In order to physically deliver the gold as stipulated in the hedge agreements, the Company purchases its 30% share of gold from the Peak Gold JV. The excess ounces purchased that are not delivered to meet its hedge obligations are sold to the derivative counterparties in accordance with their respective sale agreements, with the resulting gain or loss being recorded in "Other Income/(Expense)". The gain on metal sales for the three months ended March 31, 2025 was $1.2 million, which was comprised of 5,444 ounces sold at spot price and 11,939 ounces delivered into the April 30, 2025 hedge contract using the Carry Trade. The Company did not have any gain or losses on metal sales for the comparative period in 2024. The sales are accounted for under ASC 610 Other Income and not ASC 606 Revenue from Contracts with Customers, since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the quarter ended March 31, 2025.

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

Contingent Consideration - As discussed in Note 11, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. The fair value of the share-based portion of the contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds. The cash portion of the contingent consideration related to that asset acquisition will be recorded when the contingency is resolved.

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy:

As of March 31, 2025	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - noncurrent	$939,060	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$54,641,009	$—
Derivative Liability - noncurrent	$—	$43,526,754	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

As of December 31, 2024
Financial Assets
Marketable securities - noncurrent	$712,375	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$29,076,582	$—
Derivative Liability - noncurrent	$—	$28,615,525	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

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

On July 10, 2024, the Company completed the HighGold Acquisition and, as contemplated by the Arrangement Agreement, each HighGold share of common stock was exchanged for 0.019 shares of Contango common stock. HighGold options were also exchanged, directly or indirectly, for Contango shares of common stock, based on the fair market value of the HighGold options prior to the closing date. Upon closing of the HighGold Acquisition, the Company issued an aggregate of 1,698,887 shares of Contango common stock, with a value of $33.8 million, to HighGold shareholders in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. Such exemption was based on the final order of the Supreme Court of British Columbia issued on July 2, 2024, approving the Acquisition following a hearing by the court which considered, among other things, the fairness of the Acquisition to the persons affected. Upon completion of the Acquisition, existing Contango shareholders own approximately 85.9% and HighGold shareholders own approximately 14.1% of the combined company.

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

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
General and administrative expenses:
Marketing and investor relations	$110,303	$80,995
Office and administrative costs	149,141	62,543
Insurance	268,131	323,166
Professional fees	507,787	418,808
Regulatory fees	89,930	107,893
Salaries and benefits	578,430	563,144
Stock-based compensation	532,621	670,625
Travel	26,723	90,821
Director fees	185,000	150,000
Total	$2,448,066	$2,467,995

18. Segments

The Company engages in exploration and development for gold ore and associated minerals in Alaska. The Company also holds a 30% membership interest in Peak Gold, JV which achieved production in 2024. The reportable segments are those operations whose operating results are regularly reviewed by the chief operating decision maker ("CODM") to make decisions about resources to be allocated and assess performance. The Company's CODM is the President and Chief Executive Officer and is responsible for the management of the Company. An operating segment is a component of an entity that engages in business activities, operating results are regularly reviewed with respect to resource allocation and for which discrete financial information is available. Inter-segment transactions are recorded at amounts that reflect normal third-party terms and conditions, with inter-segment profits eliminated from the cost base of the segment incurring the charge. In order to determine reportable operating segments, management reviewed various factors, including if the reportable segment's profit or loss exceeded 10% of the greater of the combined reported profit of all operating segments not reporting a loss or the combined reported loss of all operating segments not reporting a profit. In addition, the operating segments assets constitute greater than 10% of the combined assets of all the operating segments. The Company has identified two operating segments: (i) Peak Gold JV and (ii) Exploration. The Company's general corporate administration are included within "Corporate and other reconciling items" to reconcile the reportable segments to the consolidated financial statements. The Company's CODM reviews the results of the Company's exploration projects based on the expenditures associated with the exploration in the regions where the Company's mineral claims are located. The Peak Gold JV engages in business activities from which the Company recognizes operating income or loss. The CODM uses financial information of the Peak Gold JV, in his evaluation of the performance of the Peak Gold JV and can make decisions regarding resource allocations within the Company.

Three Months Ended March 31, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(108,839)	$—	$—	$(108,839)
Exploration expense
Johnson Tract	(238,050)	—	—
Lucky Shot	(191,574)	—	—
General exploration expenses	(30,379)	—	—
Total exploration expense	(460,003)	—	—	(460,003)
Depreciation expense	(31,200)	—	(2,422)	(33,622)
General and administrative expense	(157,600)	—	(2,290,466)	(2,448,066)
Total expenses	(757,642)	—	(2,292,888)	(3,050,530)

Income/(loss) from equity investment in Peak Gold, LLC	—	22,320,034	—	22,320,034
Total income/(loss) from operations	(757,642)	22,320,034	(2,292,888)	19,269,504

OTHER INCOME/(EXPENSE):
Interest income	—	—	231,940	231,940
Interest expense	—	—	(2,747,712)	(2,747,712)
Loss on derivative contracts	—	(40,475,656)	—	(40,475,656)
Gain on metal sales	—	1,170,820	—	1,170,820
Unrealized gain on marketable securities	—	—	226,460	226,460
Total other income/(expense)	-	(39,304,836)	(2,289,312)	(41,594,148)
LOSS BEFORE INCOME TAXES	$(757,642)	$(16,984,802)	$(4,582,200)	$(22,324,644)

Total Assets	49,581,481	58,843,656	38,938,868	147,364,005
Total Liabilities	(4,963,418)	(98,167,764)	(64,736,244)	(167,867,426)
Net Assets/(Deficit)	$44,618,063	$(39,324,108)	$(25,797,376)	$(20,503,421)

Three Months Ended March 31, 2024	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(128,117)	$—	$—	$(128,117)
Exploration expense
Johnson Tract	—	—	—
Lucky Shot	—	—	—
General exploration expenses	(86,644)	—	—
Total exploaration expense	(86,644)	—	—	(86,644)
Depreciation expense	—	—	(26,996)	(26,996)
Accretion expense	—	—	(3,140)	(3,140)
General and administrative expense	—	—	(2,467,995)	(2,467,995)
Total expenses	(214,761)	—	(2,498,131)	(2,712,892)

Income/(loss) from equity investment in Peak Gold, LLC	—	(140,253)	—	(140,253)
Total income/(loss) from operations	(214,761)	(140,253)	(2,498,131)	(2,853,145)

OTHER INCOME/(EXPENSE):
Interest income	—	—	12,050	12,050
Interest expense	—	—	(2,030,814)	(2,030,814)
Loss on derivative contracts	—	(15,625,330)	—	(15,625,330)
Total other income/(expense)	—	(15,625,330)	(2,018,764)	(17,644,094)
LOSS BEFORE INCOME TAXES	$(214,761)	$(15,765,583)	$(4,516,895)	$(20,497,239)

As of December 31, 2024
Total Assets	51,908,779	60,706,964	21,276,520	133,892,263
Total Liabilities	(2,143,570)	(57,692,107)	(72,783,941)	(132,619,618)
Net Assets/(Deficit)	$49,765,209	$3,014,857	$(51,507,421)	1,272,645

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included in our Form 10-K for the year ended December 31, 2024, previously filed with the SEC.

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
•
Operating costs and other expenses;
•
Cash flow and anticipated liquidity;
•
The Company’s ability to fund its business with cash flows from operations and current cash reserves;
•
Prospect development;
•
Operating and legal risks;
•
New governmental laws and regulations; and
•
Pending and future litigation.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, of this Form 10-Q and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024, these factors include among others:

•
Availability and ability to raise capital to fund capital expenditures;
•
Ability to repay indebtedness when due;
•
Ability to retain or maintain capital contributions to, and our relative ownership interest in the Peak Gold JV;
•
Ability to influence management of the Peak Gold JV;
•
Ability to consummate and realize the anticipated benefits of strategic transactions;
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
•
Availability and costs of material and operating equipment;

•
Potential mechanical failure or under performance of facilities and equipment;
•
Weather;
•
Ability to find and retain skilled personnel;
•
Worldwide economic conditions;
•
Federal and state legislation and regulation that affects or restricts mining development and activities;
•
Impact of new and potential mining operating and safety standards;
•
Environmental and regulatory, health and safety risks;
•
Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost of fuel, power, materials, and supplies);
•
Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•
Stock price and interest rate volatility;
•
Actions or inactions of third-parties;
•
Strength and financial resources of competitors;
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

First Quarter 2025 Highlights and Recent Developments

Manh Choh Project

In July 2024, the Peak Gold JV commenced processing ore at the Fort Knox facility and on July 8, 2024, the Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. In 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to production at Manh Choh, followed by $24.0 million received in the first quarter of 2025 and an additional $9 million received subsequent to quarter-end.

During the first quarter of 2025, the Peak Gold JV (on a 100% basis) processed 323,000 tons of ore with an average grade of 0.215 ounces (“oz”) per ton and containing approximately 69,500 oz of gold. Gold recovery averaged 93.5%, resulting in approximately 65,000 oz of recovered gold, of which Contango’s 30% share amounted to 19,500 oz of gold. During the first quarter of 2025, 17,382 ounces of gold dore were delivered to Contango and sold during the period and 3,810 ounces of gold remain in recoverable inventory as of March 31, 2025.

Johnson Tract Project

During the quarter ended March 31, 2025, the Company continued with ongoing work to permit the underground exploration drift and baseline environmental work. On January 15, 2025, the transportation and port easements were conveyed to CIRI by the National Parks Service and a Decision Record was issued.

On May 6, 2025, the Company announced that it had completed a Technical Report Summary ("TRS") on the Johnson Tract Project. The TRS summarizes the results of an Initial Assessment (“IA”) of the potential viability for a seven-year life of mine (“LOM”), underground mining operation, utilizing the same direct ship ore (“DSO”) approach as the Manh Choh mine. The TRS was filed on May 12, 2025.

IA HIGHLIGHTS:

•
Pre-Tax net present value discounted at 5% (“NPV5”) of $359.0 million
•
Pre-Tax Internal Rate of Return (“IRR”) of 37.4%

•
Post-Tax NPV5 of $224.5 million with a post-tax IRR of 30.2%
•
Seven-year LOM
•
LOM annual average production of 102,258 gold equivalent ounces ("GEO") at 7.58 grams per tonne ("g/t")
•
Initial Capital costs of $213.6 million, including $36 million for contingency costs
•
Sustaining Capital costs of $61.3 million, including $12.3 million for contingency costs
•
All-In Sustaining Costs ("AISC") estimated at $860 per GEO sold
•
Non-discounted payback period 1.3 years

Lucky Shot Property

The Lucky Shot project remains in care and maintenance.

Committee for Safe Communities Complaint

On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV's ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT's actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and sought expedited consideration of its motion. If granted, the motion could impact the Peak Gold JV's ore haul plans. On November 9, 2023, the Court denied the plaintiff's motion for expedited consideration. On November 15, 2023, the Court granted the Peak Gold JV's motion to intervene. On January 15, 2024, the Peak Gold JV and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff's motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court's Order on the motion for judgment on the pleadings, which the Peak Gold JV joined. On September 13, 2024, the Court entered an Order denying this motion. On May 6, 2025, the plaintiff and the DOT agreed to dismiss without prejudice the only remaining claim for relief alleged in the Complaint. All claims in the matter were dismissed and the trial, which was set for August 11, 2025, and all pretrial deadlines were vacated by the Court.

Dot Lake Complaint

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. The Peak Gold JV is not named as a defendant in the Complaint and, on August 20, 2024, the Peak Gold JV moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024, which motion remains pending. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which seeks to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV moved to dismiss this reasserted claim, which motion remains pending.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of March 31, 2025, the Company’s directors and executives beneficially own approximately 13.7% of the Company’s common stock.

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the three months ended March 31, 2025 and 2024, claim rental expense were $0.1 million and $0.1 million respectively.

Exploration Expense. Exploration expense for the three months ended March 31, 2025 was $0.5 million compared to $0.1 million for the three months ended March 31, 2024. Current period exploration expense primarily relates to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project, which are part of the IA. The prior period exploration expense relates to care and maintenance work performed on the Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2025 and 2024 was $2.4 million and $2.5 million, respectively. The Company’s general and administrative expense primarily relates to legal fees, regulatory fees, payroll and stock-based compensation expense.

Income / Loss from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the three months ended March 31, 2025 was $22.3 million compared to a loss of $0.1 million for the same period in 2024. The Manh Choh Project commenced production in July 2024, which generated income for the second half of 2024. The capital contributions for the three months ended March 31, 2025 and 2024 were nil and $15.5 million, respectively. The capital contributions were higher for three months ended March 31, 2024 compared to March 31, 2025 as the Manh Choh Project was in the development stage in early 2024 and required capital for mine development and improvements as the Fort Knox mill facility. The Peak Gold JV issued a cash distribution of $24 million during the three month period ended March 31, 2025. No cash distributions were made during the same period in 2024. There were no suspended losses as of March 31, 2025. As of March 31, 2025, accounts payable includes $7.7 million owed to Peak Gold JV.

Interest Expense. For the three months ended March 31, 2025, interest expense was $2.7 million and primarily related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest expense related to the Company’s cumulative $38.3 million draw-down on the Facility. Prior year interest expense of $2.0 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $42.5 million draw-down on the Facility. See Note 13 - Debt.

Metal Sales. For the three months ended March 31, 2025, the gain on metal sales was $1.2 million and related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties. There were no metal sales for the three months ended March 31, 2024.

Loss on Derivative Contracts. Loss on derivative contracts for the three months ended March 31, 2025 was $40.5 million compared to $15.6 million for the three months ended March 31, 2024. The Company did not deliver gold ounces into the derivative contracts for the three-month period ended March 31, 2025 and 2024. Therefore, there was no realized loss for the periods and the $40.5 million and $15.6 million was a non-cash unrealized loss, respectively. (see Note 14 - Derivative and Hedging Activities).

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP)

The table below presents reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost on a By-product Basis and (ii) AISC on a By-product Basis for the Peak Gold JV operations (Manh Choh) for the three months ended March 31, 2025. No comparable period is provided as sales of gold at Manh Choh commenced in July 2024.

Cash Cost on a By-product Basis, per Ounce and AISC on a By-product Basis, per Ounce are measures developed by precious metals companies (including the Silver Institute and the World Gold Council) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that these non-GAAP measures as we report them are the same as those reported by other mining companies.

Cash Cost on a By-product Basis includes all direct and indirect operating cash costs related directly to the physical activities of producing gold, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. The value of silver sold is deducted from the total production cost of sales as it is considered residual production, i.e. a by‐product.

AISC on a By-product Basis includes reclamation, sustaining capital, exploration and joint venture partner operator management costs.

Cash Cost on a By-product Basis, per Ounce is an important operating statistic that we utilize to measure a mine's operating performance. We use AISC on a By-product Basis, per Ounce as a measure of a mine's net cash flow after costs for reclamation and sustaining capital. This is similar to the Cash Cost on a By-product Basis, per Ounce measure we report, but also includes reclamation and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain gold production. Cash Cost on a By-product Basis, per Ounce and AISC on a By-product Basis, per Ounce also allow us to benchmark the performance of the Peak Gold JV versus those of our competitors. These statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Costs on a By-product Basis, per Ounce and AISC on a By-product Basis, per Ounce are calculated by adjusting production cost of sales, as reported on the interim condensed consolidated statements of operations, as follows:

Three Months Ended March 31,
2025
Cash Cost on a By-Product Basis:
Total cost of sales	$91,579,845
Less: silver revenue	(1,353,851)
Depreciation, depletion and amortization	(12,957,121)
Total	$77,268,873
Sustaining capital
Sustaining capital - PPE	$224,662
Exploration costs	506,412
Reclamation and other costs	518,085
JV Partner operator management fee	1,070,634
AISC on a By-Product basis	$79,588,666

Divided by ounces sold	57,942
Cash Cost on a By-product Basis, per Ounce	$1,334
AISC on a By-product Basis, per Ounce	$1,374

Liquidity and Capital Resources

As of March 31, 2025, the Company had approximately $35.2 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, repayment of principal and interest related to debt and exploration expenditures on the Johnson Tract Project and Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, distributions from the equity investment and the proceeds from the Facility (see Note 5 - Investment in the Peak Gold JV, Note 8 - Stockholders' Equity (Deficit) and Note 13 - Debt, for a discussion of the recent activity).

The Manh Choh Project began production early in the third quarter of 2024 and on July 8, 2024, the Peak Gold JV poured its first gold bar. The Manh Choh Project remains on schedule and ore mining continues along with stockpiling of ore at the Fort Knox facility.

Production from the Manh Choh Project has allowed the Peak Gold JV to operate from the cash flows generated from its operations and there are no future anticipated cash calls.

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. In the third and fourth quarters of 2024, the Company received cash distributions from the Peak Gold JV relating to production at Manh Choh of $19.5 million and $21.0 million. In the first quarter of 2025, the Company received cash distributions totaling $24.0 million. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $24.7 million on the Facility, for the next twelve months from the date of this report. The Company made a repayment of $13.8 million on the Facility in January 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

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

On October 20, 2023, the Committee for Safe Communities, an Alaskan non-profit corporation inclusive of this same group of objectors and formed for the purpose of opposing the project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint seeks injunctive relief against the DOT with respect to its oversight of the Peak Gold JV's ore haul plan. The Complaint alleges that the DOT has approved a haul route and trucking plan that violates DOT regulations, DOT's actions have created an unreasonable risk to public safety constituting an attractive public nuisance, and DOT has aided and abetted the offense of negligent driving. On November 2, 2023, the plaintiff filed a motion for a preliminary injunction against the DOT and sought expedited consideration of its motion. If granted, the motion could impact the Peak Gold JV's ore haul plans. On November 9, 2023, the Court denied the plaintiff's motion for expedited consideration. On November 15, 2023, the Court granted the Peak Gold JV's motion to intervene. On January 15, 2024, the Peak Gold JV and DOT jointly moved for judgment on the pleadings and to stay all discovery. On May 14, 2024, the Court issued an Order denying the plaintiff's motion for preliminary injunction and staying discovery. On June 24, 2024, the Court issued an Order granting judgment on the pleadings as to three of the four claims for relief alleged in the Complaint and denying relief as to the claim for public nuisance. The Order further lifted the stay of discovery. On July 3, 2024, the DOT filed motion for reconsideration as to the Court's Order on the motion for judgment on the pleadings, which the Peak Gold JV joined. On September 13, 2024, the Court entered an Order denying this motion. On May 6, 2025, the plaintiff and the DOT agreed to dismiss without prejudice the only remaining claim for relief alleged in the Complaint. All claims in the matter were dismissed and the trial, which was set for August 11, 2025, and all pretrial deadlines were vacated by the Court.

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately 5 acres of wetlands located on Tetlin Village land. The Peak Gold JV is not named as a defendant in the Complaint and, on August 20, 2024, the Peak Gold JV moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024, which motion remains pending. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which seeks to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV moved to dismiss this reasserted claim, which motion remains pending.

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “Item 2. Properties— Environmental Regulation and Permitting,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

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

The Company does not serve as the manager of the Peak Gold JV or operator of the Manh Choh mine, and all of its other projects are in the exploration stage. Accordingly, during the three months ended March 31, 2025, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and, thus, no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1

Amendment No. 11 to Credit and Guarantee Agreement, dated February 17, 2025, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.

		X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 14, 2025	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)