Form 10-Q
period 2025-06-30
Contango ORE, Inc.
filed 2025-08-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of August 13, 2025 was 12,669,511.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	June 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash	$36,454,652	$20,058,477
Restricted cash	105,138	257,045
Prepaid expenses and other	849,332	1,114,522
Income taxes receivable	649,126	649,125
Inventory	803,824	—
Total current assets	38,862,072	22,079,169

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	56,169,840	60,523,622
Property & equipment, net	50,482,571	50,577,097
Marketable securities	7,623,200	712,375
Total long-term assets	114,275,611	111,813,094

TOTAL ASSETS	$153,137,683	$133,892,263

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,489,442	$418,836
Accrued liabilities	1,559,457	2,803,598
Royalty reimbursement advance	828,107	855,548
Derivative contract liability	59,731,655	29,076,582
Debt, current portion	17,500,000	42,600,000
Total current liabilities	82,108,661	75,754,564

NON-CURRENT LIABILITIES:
Royalty reimbursement advance	—	217,086
Asset retirement obligations	255,769	255,769
Contingent consideration liability	1,100,480	1,100,480
Derivative contract liability	40,542,862	28,615,525
Debt non-current portion, net	31,043,063	26,369,199
Deferred tax liability	478,225	306,995
Total non-current liabilities	73,420,399	56,865,054

TOTAL LIABILITIES	155,529,060	132,619,618

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 12,635,843 shares issued and 12,633,363 shares outstanding as of June 30, 2025; 12,230,959 shares issued and 12,228,479 shares outstanding as of December 31, 2024	126,357	122,308
Additional paid-in capital	181,226,171	178,270,782
Treasury stock at cost (2,480 at June 30, 2025; and 2,480 shares at December 31, 2024)	(48,308)	(48,308)
Accumulated deficit	(183,695,597)	(177,072,137)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(2,391,377)	1,272,645

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$153,137,683	$133,892,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
EXPENSES:
Claim rental expense	$(115,315)	$(128,117)	$(224,154)	$(256,234)
Exploration expense	(1,038,469)	(35,788)	(1,498,472)	(122,432)
Depreciation expense	(21,237)	(26,996)	(54,859)	(53,992)
Accretion expense	—	(3,181)	—	(6,321)
General and administrative expense	(3,114,052)	(2,192,406)	(5,562,117)	(4,660,401)
Total expenses	(4,289,073)	(2,386,488)	(7,339,602)	(5,099,380)

Income/(loss) from equity investment in Peak Gold, LLC	27,326,184	(695,633)	49,646,218	(835,886)
Total income/(loss) from operations	23,037,111	(3,082,121)	42,306,616	(5,935,266)

OTHER INCOME/(EXPENSE):
Interest and other income	326,609	10,409	558,549	22,459
Interest and finance expense	(2,033,871)	(2,920,550)	(4,781,584)	(4,951,364)
Loss on derivative contracts	(12,844,803)	(12,553,491)	(53,320,459)	(28,178,821)
Gain on metal sales	959,453	—	2,130,273	—
Unrealized gain on marketable securities	6,427,915	—	6,654,375	—
Total other income/(expense)	(7,164,697)	(15,463,632)	(48,758,846)	(33,107,726)

Income/(loss) before income taxes	15,872,414	(18,545,753)	(6,452,230)	(39,042,992)

Income tax benefit/(expense)	52,451	—	(171,230)	—

NET INCOME/(LOSS)	$15,924,865	$(18,545,753)	$(6,623,460)	$(39,042,992)

INCOME/(LOSS) PER SHARE
Basic	$1.26	$(1.90)	$(0.55)	$(4.03)
Diluted	$1.24	$(1.90)	$(0.55)	$(4.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,116,897	9,775,758	12,070,370	9,681,064
Diluted	12,328,749	9,775,758	12,070,370	9,681,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,623,460)	$(39,042,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,291,705	1,312,179
Depreciation expense	67,363	53,992
Accretion expense	—	6,321
Non-cash portion for lease expense	24,360	—
Equity (earnings) loss from investment in Peak Gold, LLC	(49,646,218)	835,886
Cash distribution from Peak Gold, LLC	54,000,000	—
Unrealized loss from derivative contracts	42,582,410	28,178,821
Unrealized (gain) from marketable securities	(6,654,375)	—
Interest expense paid in stock	199,983	200,048
Amortization of debt discount and debt issuance fees	1,573,864	1,491,227
Drawdown of Silver Royalty	(244,527)	—
Deferred tax expense	171,230	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	281,689	(165,753)
Increase in inventory	(803,824)	—
Increase in accounts payable and accrued liabilities	716,188	275,128
Net cash provided by (used in) operating activities	36,936,388	(6,855,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	—	(27,240,000)
Cash consideration paid for Avidian Alaska Acquisition	(150,000)	—
Acquisition of property and equipment	(9,870)	(7,167)
Net cash used in investing activities	(159,870)	(27,247,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from debt	—	30,000,000
Principal repayments on debt	(22,000,000)	—
Cash proceeds from common stock and warrant issuance, net	2,127,029	14,195,839
Shares repurchased for tax withholdings on share-based awards	(659,279)	—
Debt issuance costs	—	(1,477,569)
Net cash provided by (used in) financing activities	(20,532,250)	42,718,270

NET CHANGE IN CASH AND RESTRICTED CASH	16,244,268	8,615,960
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	20,315,522	15,737,391
CASH AND RESTRICTED CASH, END OF PERIOD	$36,559,790	$24,353,351

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$3,056,129	$2,762,152
Non-cash investing and financing activities
Commitment fee derecognized and added to debt discount	—	453,124
Total non-cash investing and financing activities	$—	$453,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at March 31, 2025	12,541,962	$125,418	$179,039,931	$(48,308)	$(199,620,462)	$(20,503,421)
Stock-based compensation	—	—	759,084	—	—	759,084
Restricted shares activity	16,900	169	(169)	—	—	—
Common stock issuance	68,851	689	1,364,974	—	—	1,365,663
Cost of common stock issuance	—	—	(37,556)	—	—	(37,556)
Shares issued for convertible debt interest payment	8,130	81	99,907	—	—	99,988
Net income for the period	—	—	—	—	15,924,865	15,924,865
Balance at June 30, 2025	12,635,843	$126,357	$181,226,171	$(48,308)	$(183,695,597)	$(2,391,377)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at March 31, 2024	9,616,084	$96,160	$125,441,413	$(48,308)	$(159,539,085)	$(34,049,820)
Stock-based compensation	—	—	641,554	—	—	641,554
Common stock issuance	744,843	7,448	13,110,679	—	—	13,118,127
Cost of common stock issuance	—	—	(1,290,352)	—	—	(1,290,352)
Issuance of warrants	—	—	2,146,722	—	—	2,146,722
Shares issued for convertible debt interest payment	4,987	50	100,000	—	—	100,050
Net loss for the period	—	—	—	—	(18,545,753)	(18,545,753)
Balance at June 30, 2024	10,365,914	$103,658	$140,150,016	$(48,308)	$(178,084,838)	$(37,879,472)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2024	12,230,959	$122,308	$178,270,782	$(48,308)	$(177,072,137)	$1,272,645
Stock-based compensation	—	—	1,291,705	—	—	1,291,705
Restricted shares activity	302,600	3,026	(3,026)	—	—	—
Common stock issuance	145,554	1,456	2,185,720	—	—	2,187,176
Cost of common stock issuance	—	—	(60,147)	—	—	(60,147)
Shares repurchased for tax withholdings on share-based awards	(60,763)	(608)	(658,671)	—	—	(659,279)
Shares issued for convertible debt interest payment	17,493	175	199,808	—	—	199,983
Net loss for the period	—	—	—	—	(6,623,460)	(6,623,460)
Balance at June 30, 2025	12,635,843	$126,357	$181,226,171	$(48,308)	$(183,695,597)	$(2,391,377)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)
Stock-based compensation	—	—	1,312,179	—	—	1,312,179
Restricted shares activity	144,500	1,445	(1,445)	—	—	—
Common stock issuance	755,865	7,558	13,338,168	—	—	13,345,726
Cost of common stock issuance	—	—	(1,296,610)	—	—	(1,296,610)
Issuance of warrants	—	—	2,146,722	—	—	2,146,722
Shares issued for convertible debt interest payment	11,316	113	199,935	—	—	200,048
Net loss for the period	—	—	—	—	(39,042,992)	(39,042,992)
Balance at June 30, 2024	10,365,914	$103,658	$140,150,016	$(48,308)	$(178,084,838)	$(37,879,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

CORE Alaska , a wholly-owned subsidiary of Contango ORE, Inc. (“CORE” or the “Company”) has a 30.0% membership interest in the Peak Gold JV. KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska, holds a 70.0% membership interest in the Peak Gold JV and Kinross serves as the manager of the Peak Gold JV and operator of the Manh Choh (as defined below) mines.

The Company conducts its business through the below primary means:

•
its 30.0% membership interest in the Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 acres of State of Alaska mining claims (collectively, the “Peak Gold JV Property”), including the Main and North Manh Choh deposits (“Manh Choh” or the “Manh Choh Project”);
•
its wholly-owned subsidiary Contango Mining Canada Inc. (British Columbia), which holds 100% equity in HighGold Mining Inc., which in turn owns J T Mining, Inc., leasing approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”) from Cook Inlet Region, Inc. (“CIRI”), 125 miles southwest of Anchorage, Alaska;
•
its wholly-owned subsidiary Contango Lucky Shot Alaska, LLC (“LSA”), leasing approximately 8,600 acres of State and patented mining claims (“Lucky Shot” or the “Lucky Shot Property”) in the Willow Mining District, approximately 75 miles north of Anchorage, Alaska;
•
its wholly-owned subsidiary Contango Minerals Alaska, LLC, controlling approximately 145,280 acres of State mining claims, including: (i) approximately 69,780 acres northwest of Peak Gold JV (“Eagle/Hona Property”), (ii) approximately 14,800 acres northeast of Peak Gold JV (“Triple Z Property”), (iii) approximately 52,700 acres in the Richardson district (“Shamrock Property”), and (iv) approximately 8,000 acres near Lucky Shot (“Willow Property”) (collectively, the “Minerals Property”);
•
its wholly-owned subsidiary Avidian Gold Alaska Inc., controlling approximately 11,711 acres of State mining claims and leases, including: (i) approximately 1,021 acres near Fort Knox Gold Mine (“Amanita NE Property”), (ii) approximately 10,690 acres in Valdez Creek Mining District (“Golden Zone Property”), and leasing approximately 3,380 acres near Fort Knox (“Amanita Property”) (collectively, the “Avidian Properties”).

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

2. Basis of Presentation and Immaterial Correction of the Presentation of Income/(Loss) from Equity Investment

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2024. The results of operations for the three months and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

The Company has reclassified the presentation of the “Income/(loss) from equity investment in Peak Gold, LLC” in its Statement of Operations for the three and six months ended June 30, 2024. The “Income/(loss) from equity investment in Peak Gold, LLC” was previously presented in “Other Income/(Expense)” and is now presented within income/(loss) from operations on the Statement of Operations. The change in presentation will have no impact on Net Income/(Loss) for all impacted periods.

3. Liquidity

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest, and general and administrative expenses of the Company. As of June 30, 2025, the Company has a working capital deficit of $43.2 million. During the six months ended June 30, 2025, the Company generated $36.9 million from operating activities and increased its cash by $16.2 million. There are no anticipated future cash calls going forward from the Peak Gold JV as the Peak Gold JV operates from the cash flows generated from its operations and has excess cash for distributions. The Company received from the Peak Gold JV $40.5 million in cash distributions in 2024 and $54.0 million in cash distributions during the first half of 2025, relating to production at Manh Choh. In total, the Company has received $94.5 million in cash distributions from the Peak Gold JV since commencing the processing of Manh Choh ore in July 2024. There can be no guarantee that the Peak Gold JV will make future distributions to the Company. The Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $10.5 million on the Facility and delivery into its hedge contracts, for the next twelve months from the date of this report. The Company made principal payments on the Facility of $7.9 million in 2024 and $22.0 million in the first half of 2025. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. The Company does not currently anticipate any cash calls. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. Also, if no additional financing is obtained, the Company may not be able to fully realize its investment in the Contango Properties. The Company has limited financial resources and the ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-K for the fiscal year ended December 31, 2024 for a summary of the Company's significant accounting policies, as there have been no changes to the Company's significant accounting polices since the time of that filing, with exception of the following:

Inventory

Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. Net realizable value is calculated as the estimated selling price in the ordinary course of business, less any estimated costs to sell gold. Costs are capitalized to inventory, until substantially ready for sale.

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. The Company adopted ASU 2023-09 as of January 1, 2025, and the corresponding impacts will be reflected in the annual disclosures connected to income taxes.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recently issued accounting pronouncements not yet effective

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has not early adopted this standard.

5. Investment in the Peak Gold JV

The Company initially recorded its investment in the Peak Gold JV at the historical book value of the assets contributed, which was approximately $1.4 million. As of June 30, 2025 the Company has contributed approximately $106.2 million to and held a 30.0% membership interest in the Peak Gold JV. During the three and six months ended June 30, 2025, the Company received cash distributions of $30 million and $54 million, respectively.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of June 30, 2025:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold, LLC	15,450,000
Loss from equity investment in Peak Gold, LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152
Investment in Peak Gold, LLC	11,790,000
Loss from equity investment in Peak Gold, LLC	(695,633)
Investment balance at June 30, 2024	$54,468,519
Investment in Peak Gold, LLC	4,050,000
Distributions received from Peak Gold, LLC	(19,500,000)
Income from equity investment in Peak Gold, LLC	28,525,857
Investment balance at September 30, 2024	$67,544,376
Distributions received from Peak Gold, LLC	(21,000,000)
Income from equity investment in Peak Gold, LLC	13,979,246
Investment balance at December 31, 2024	$60,523,622
Distributions received from Peak Gold, LLC	(24,000,000)
Income from equity investment in Peak Gold, LLC	22,320,034
Investment balance at March 31, 2025	$58,843,656
Distributions received from Peak Gold, LLC	(30,000,000)
Income from equity investment in Peak Gold, LLC	27,326,184
Investment balance at June 30, 2025	$56,169,840

The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and six month periods ended June 30, 2025 and 2024 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$195,062,829	$—	$363,292,223	$—
Cost of sales	(85,591,495)	—	(164,214,219)	—
Gross profit	109,471,334	—	199,078,004	—
Other expenses	(18,384,055)	(2,318,775)	(33,590,612)	(2,786,285)

Net Income/(Loss)	$91,087,279	$(2,318,775)	$165,487,392	$(2,786,285)

The Peak Gold JV income (loss) does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of June 30, 2025 and June 30, 2024, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses, which allowed the Company to recognize its investment of $56.2 million and $54.5 million, respectively.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $849,332 and $1,114,522 as of June 30, 2025 and December 31, 2024, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals.

7. Net Income (Loss) Per Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented below:

	Three Months Ended June 30,
	2025			2024
		Weighted Average	Income		Weighted Average	Loss
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Net Income/(Loss)	$15,924,865			$(18,545,753)
Less: Income/(Loss) attributable to participating securities	(598,370)			—
Basic Net Income/(Loss) per Share:
Net income/(loss) attributable to common stockholders	$15,326,495	12,116,897	$1.26	$(18,545,753)	9,775,758	$(1.90)

Effect of Dilutive Securities
Restricted shares	$—	211,852		$—	—

Diluted Net Income/(Loss) per Share:
Net income/(loss) attributable to common stock	$15,326,495	$12,328,749	$1.24	$(18,545,753)	9,775,758	$(1.90)

	Six Months Ended June 30,
	2025			2024
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Net Loss	$(6,623,460)			$(39,042,992)
Less: Loss attributable to participating securities	—			—
Basic Net Loss per Share:
Net loss attributable to common stock	$(6,623,460)	12,070,370	$(0.55)	$(39,042,992)	9,681,064	$(4.03)

Effect of Dilutive Securities
Restricted shares	$—	—		$—	—

Diluted Net Loss per Share:
Net loss attributable to common stock	$(6,623,460)	$12,070,370	$(0.55)	$(39,042,992)	9,681,064	$(4.03)

The Company uses the two-class method to compute basic earnings per share. Under this method earnings are allocated to common shares and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class. Unvested restricted stock grants made to our non-employee directors and certain employees are considered participating securities because the shares have the right to receive non-forfeitable dividends. Because the participating shares have no obligation to share in net losses, we do not allocate losses to our common shares in this calculation.

Diluted earnings per share reflect the potential dilutive effect of securities that could share in our earnings. Restricted stock awarded to non-employee directors and certain employees that have not yet vested are considered when computing diluted earnings per share. The Company uses the treasury stock method to determine the dilutive effect of unvested restricted stock. Shares of unvested restricted stock under a stock-based compensation arrangement are considered options for purposes of computing diluted earnings per share and are considered outstanding shares as of the grant date for purposes of computing diluted earnings per share even though their exercise may be contingent upon vesting. Those stock-based awards are included in the diluted earnings per share computation even if the non-employee director and employee may be required to forfeit the stock at some future date, or no shares may ever be issued to the non-employee director and/or employee. Unvested restricted stocks are not included in outstanding common shares in computing basic earnings per share.

Warrants to purchase 678,875 shares of common stock of the Company were outstanding as of June 30, 2025. Options and warrants to purchase 866,875 shares of common stock of the Company were outstanding as of June 30, 2024. 456,110 and 429,153 restricted shares of common stock were unvested as of June 30, 2025 and 2024, respectively. These warrants and unvested restricted shares were not included in the computation of diluted earnings per share for the periods where the Company generated a net loss due to being anti-dilutive.

8. Stockholders’ Equity (Deficit)

ATM Program

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock in an aggregate amount of up to $40,000,000 through the Agent (the “ATM Program”). Sales of the Company's common stock under the ATM Program are made, pursuant to the Company’s effective shelf registration statement on Form S-3. Such sales may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. Pursuant to the Sales Agreement, the Company sold 145,554 shares of common stock during the six-month period ended June 30, 2025 and 24,115 shares during the six-month period ended June 30, 2024 for net proceeds of approximately $2.1 million and $0.5 million, respectively. $30.6 million of the Company's common stock remains available for sale under the ATM Program as of June 30, 2025.

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

9. Property & Equipment

The table below sets forth the book value by type of fixed asset owned by the Company (excludes Peak Gold LLC assets) as well as the estimated useful life:

Asset Type	Estimated Useful Life	June 30, 2025	December 31, 2024
Mineral properties	N/A - Units of Production	$48,833,661	$48,833,661
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,388	1,455,546
Machinery and equipment	3 - 10	441,563	420,171
Vehicles	5	136,037	136,037
Computer and office equipment	5	25,605	39,560
Furniture & fixtures	5	2,270	2,270
Right of use asset	2	87,110	86,952
Less: Accumulated depreciation and amortization		(464,664)	(362,701)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$50,482,571	$50,577,097

10. Stock-Based Compensation

On September 15, 2010, the Company's board of directors adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaced the 2010 Plan with respect to new grants by the Company. Shares available for grant under the Equity Plans consist of 316,539 shares of common stock plus: (i) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (ii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

As of June 30, 2025, there were 456,110 shares of unvested restricted common stock outstanding under the Equity Plans. Stock-based compensation expense for the three and six months ended June 30, 2025 was $0.8 million and $1.3 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2024 was $0.6 million and $1.3 million, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.

The remaining shares of restricted stock outstanding will vest between August 2025 and March 2027.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted during the six months ended June 30, 2025 and June 30, 2024 was $3.3 million and $2.3 million, respectively.

As of June 30, 2025, the total compensation cost related to nonvested restricted share awards not yet recognized was $3,717,661. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of June 30, 2025 and December 31, 2024:

Number of restricted shares unvested
Balance - January 1, 2025	436,863
Restricted shares granted	302,600
Restricted shares vested	(283,353)
Balance - June 30, 2025	456,110

Balance - January 1, 2024	433,528
Restricted shares granted	159,150
Restricted shares vested	(155,815)
Balance - December 31, 2024	436,863

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-K for the year ended December 31, 2024. There were no newly vested stock options for the six month period ended June 30, 2025 or six month period ended June 30, 2024. As of June 30, 2025, the total unrecognized compensation cost related to nonvested stock options was zero. During the six months ended June 30, 2025, 100,000 stock options with an exercise price of $14.50 expired unexercised. As of June 30, 2025, there are no stock options outstanding.

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008, which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production net smelter return royalty ranging from 3.0% to 5.0%, depending on the type of metal produced and the year of production. In lieu of a $450,000 cash payment to the Peak Gold JV from the Tetlin Tribal Council to increase its production royalty by 0.75%, the Peak Gold JV agreed to credit the $450,000 against future production royalty and advance minimum royalty payments due to the Tetlin Tribal Council under the lease once production began. Production commenced in July 2024 and the Peak Gold JV has continued to satisfy the production royalty obligations pursuant to the terms of the Tetlin Lease.

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

Lucky Shot Property. With regard to the Lucky Shot Property, the Company will be obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock. If payable, the additional share consideration will be issued based on the 30-day trading volume. See Note 15 - Fair Value Measurement.

Royal Gold Royalties. Royal Gold Inc. ("Royal Gold"), the former 40% owner of the Peak Gold JV, currently holds a 3.0% overriding net smelter return royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. The Company received a royalty reimbursement advance of $1,200,000 from KG Mining for the Company’s share of silver royalty payments due to Royal Gold. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter at such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and therefore the Company has started to drawdown the $1,200,000 prepayment into income. The Company has recognized $244,527 in interest and other income as of June 30, 2025.

CIRI Lease Agreement. J T Mining Inc. entered into a lease agreement effective May 17, 2019 with CIRI and shall pay the sum of $150,000 on the fifth through ninth anniversaries of the effective date, provided that J T Mining Inc.'s obligations to make such payments shall terminate on the commencement of Commercial Production as defined under the lease agreement. A Commercial Production decision has not been made to date.

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

Mining Lease and Option to Purchase Agreement Amanita Project. Avidian Alaska entered into a 15-year lease agreement with an effective date of July 18, 2015 with Tanya Stolz. Avidian Alaska shall pay minimum annual lease payments as outlined under the schedule in section 4.1 of the lease agreement. Avidian Alaska's obligation for July 18, 2025 is $100,000 and will increase by $10,000 per year, with a final payment on July 18, 2030 for $130,000. The minimum payments will be credited against Avidian Alaska's various royalty payment obligations under the agreement and Avidian Alaska is currently in good compliance with such royalty payment obligations.

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

Employment Agreements. Mike Clark serves as the Company’s Chief Financial Officer and Secretary and is responsible for performing the functions of the Company’s principal financial officer. Pursuant to his employment agreement (the "CFO Employment Agreement"), Mr. Clark receives a base salary of $350,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding a termination, and reimbursement for continued group health insurance coverage for 12 months following a termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the CFO Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (24 months of base salary and bonus amounts). Any payment of severance benefits to him under the CFO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Rick Van Nieuwenhuyse serves as the Company’s President & Chief Executive Officer and director. Pursuant to his employment agreement (the “CEO Employment Agreement”). Mr. Van Nieuwenhuyse receives a base salary of $500,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding a termination, and reimbursement for continued group health insurance coverage for 12 months following a termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the CEO Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (24 months of base salary and bonus amounts). Any payment of severance benefits to him under the CEO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Committee for Safe Communities Complaint. On October 20, 2023, the Committee for Safe Communities ("CSC"), an Alaskan non-profit corporation inclusive of certain vacation home owners along the Manh Choh ore haul route, formed for the purpose of opposing the Manh Choh project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint sought injunctive relief against the DOT with respect to its oversight of the Peak Gold JV's ore haul plan. On May 9, 2025, and at CSC’s request, the Court entered an Order of Dismissal Without Prejudice as to CSC’s one remaining claim, vacated the trial date and closed the case.

Village of Dot Lake Complaint. On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint and, on August 20, 2024, moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which sought to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV filed a Motion to Dismiss this reasserted claim. On July 31, 2025, the Court dismissed the reasserted claim with prejudice and without leave to amend.

Cook inlet Keeper, Chickaloon Village Traditional Counsel, Center for Biological Diversity. On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of Contango Ore) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. Plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The Complaint is the Corps Environmental Assessment for the Clean Water Act 404 permit granted in September 2024 for the mine exploration project failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on Cook Inlet beluga whales. In July 2025, Contango Ore filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District court has not issued any rulings or relief and the permit in question is still active and in good standing. Management expects to be successful with this litigation.

12. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of June 30, 2025 and December 31, 2024 and has recognized a tax benefit of $52,451 and an expense of $171,230 for income tax for the three and six months ended June 30, 2025, respectively, and zero for the three and six months ended June 30, 2024, respectively. The effective tax rate was 0.33% and -2.65% for the three and six months ended June 30, 2025, respectively. The effective tax rate was 0% and 0% for the three and six months ended June 30, 2024, respectively. At each reporting period, the Company weighs all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As a result of this analysis at June 30, 2025 and December 31, 2024, the Company provided a full valuation allowance against the deferred tax assets. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the exploration and evaluation assets. The Company’s deferred tax liability originating from the HighGold acquisition was $478,225 and $306,995, as of June 30, 2025 and December 31, 2024, respectively. The net deferred tax liability of $478,225 includes an increase related to exploration costs for the period ended June 30, 2025. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2025 or December 31, 2024.

13. Debt

The table below shows the components of Debt, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Secured Debt Facility
Principal amount	$30,100,000	$52,100,000
Unamortized debt discount	(425,145)	(1,188,535)
Unamortized debt issuance costs	(790,848)	(1,543,742)
Debt, net	$28,884,007	$49,367,723

Unsecured, Subordinated Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(274,943)	(321,377)
Unamortized debt issuance costs	(66,001)	(77,147)
Debt, net	$19,659,056	$19,601,476
Total Debt, net	$48,543,063	$68,969,199
Less current portion	$17,500,000	$42,600,000
Debt non-current portion, net	$31,043,063	$26,369,199

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC ("ING") as administrative agent for the lenders, and Macquarie Bank Limited ("Macquarie"), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to $70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. As of June 30, 2025, the Company has drawn $60 million on the term loan facility and made $29.9 million in principal repayments, resulting in a balance of $30.1 million outstanding.

The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to enter into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold production from Manh Choh at a weighted average price of $2,025 per ounce. On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. The Company has delivered 49,800 ounces of gold into the hedging agreements as of June 30, 2025, resulting in a remaining balance of the hedge agreements is 74,800 ounces.

During the first quarter of 2025, the Company sold all gold, purchased from Peak Gold, LLC for $50.1 million ($2,880 per oz), at spot price to the lenders and simultaneously locked in a forward price to re-purchase from the lenders on 11,939 ounces of gold related to the April 30, 2025 hedge maturity date (referred to as a “Carry Trade”). The result of the Carry Trade was recognizing a derivative asset of $2,196,554, which offset the derivative liability in the financial statements as of March 31, 2025. The Carry Trade was settled on April 30, 2025 with a net payment of approximately $11.0 million from Contango in exchange for the reduction of 11,939 ounces of gold under the hedge agreement. In addition, during the second quarter of 2025, the Company sold all gold (except for 241 ounces) purchased from Peak Gold, LLC for $58.0 million ($3,265 per oz), at spot price to the lenders and simultaneously locked in a Carry Trade from the lenders on 11,900 ounces of gold related to the July 31, 2025 hedge maturity date. The result of the Carry Trade was to recognize a derivative liability of $383,496 as of June 30, 2025. The Carry Trade was settled on July 31, 2025 with a net payment of $15.7 million from Contango in exchange for the reduction of 11,900 ounces of gold under the hedge agreement.

As of July 31, 2025, the hedge agreement balance is 62,900 ounces. See Note 14 - Derivatives and Hedging Activities.

As of June 30, 2025, the Company had no unused borrowing commitments, as the schedule for further drawdowns has expired.

The carrying value of the Facility approximates its fair value as it accrues interest based on market interest rates. The Company recognized interest expense totaling $3.5 million related to this debt for the six months ended June 30, 2025 (inclusive of approximately $2.0 million of contractual interest, and approximately $1.5 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $4.0 million related to this debt for the six months ended June 30, 2024 (inclusive of approximately $2.6 million of contractual interest, and approximately $1.4 million related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 10.44% as of June 30, 2025 and 11.06% as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the effective interest rate for the amortization of the discount and issuance costs was 8.5% and 8.5%, respectively.

As of June 30, 2025, the Company was in compliance with or received a waiver or consent from ING and Macquarie on all of the required debt covenants. The waivers and consents primarily related to the Company's entry into transactions that required conditions to be modified under the Credit Agreement. The waiver in February 2025, extended out principal repayments on the Facility to align with expected cash flows from the Peak Gold JV.

The Company is scheduled to repay $17.5 million of principal in the next twelve months and the remaining $12.6 million of principal on a quarterly basis through June 30, 2027.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent. During the six months ended June 30, 2025, the Company incurred $382,358 as a PLA fee presented as part of interest and finance expense, as of the date of this report these amounts have been fully paid.

Unsecured Convertible Debenture

On April 26, 2022, the Company closed on a $20,000,000 unsecured convertible debenture (the “Debenture”) with Queen’s Road Capital Investment, Ltd. (“QRC”). The Company used the proceeds from the sale of the Debenture to fund commitments to the Peak Gold JV, the exploration and development at its Lucky Shot Property, and for general corporate purposes.

The Company agreed to an interest rate of 9%. The interest payment dates are the last business day of July, October, January, and April, prior to November 1, 2025 and thereafter the last business day of March, June, September, and December. The maturity date is May 26, 2028.

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

The fair value of the Debenture (Level 2) as of June 30, 2025 and December 31, 2024 was approximately $20.0 million. The Company recognized interest expense totaling $1.0 million related to this debt for the six months ended June 30, 2025 (inclusive of approximately $0.9 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.0 million related to this debt for the six months ended June 30, 2024 (inclusive of approximately $0.9 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at June 30, 2025 and December 31, 2024 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

14. Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under the Credit Agreement, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements, as amended, have delivery obligations beginning in July 2024 and ending in June 2027, and represent approximately 42% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine.

As of June 30, 2025, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2025	Gold	31,800	$2,025
2026	Gold	28,000	$2,025
2027	Gold	15,000	$1,933
		74,800	$2,007

As of June 30, 2025, the outstanding hedge volume of 74,800 ounces includes 11,900 ounces of gold forward sold under Carry Trade contracts. See Note 13 - Debt.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

		As of June 30, 2025			As of December 31, 2024
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(59,731,655)	$—	$(59,731,655)	$(29,076,582)	$—	$(29,076,582)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(40,542,862)	$—	$(40,542,862)	$(28,615,525)	$—	$(28,615,525)

As of June 30, 2025, the Company has not posted any collateral related to these agreements.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Other Income (Expense)	Amount of Gain or (Loss) Recognized in Other Income (Expense)		Amount of Gain or (Loss) Recognized in Other Income (Expense)
		Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024

Commodity Contracts	Unrealized loss on derivative contracts	$(2,106,754)	$(12,553,491)	$(42,582,410)	$(28,178,821)
Commodity Contracts	Realized loss on derivative contracts	$(10,738,049)	$—	$(10,738,049)	$—

Total		$(12,844,803)	$(12,553,491)	$(53,320,459)	$(28,178,821)

Credit-risk-related Contingent Features

Cross Default. The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

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

Metal Sales

In order to physically deliver the gold as stipulated in the hedge agreements, the Company purchases its 30% share of gold from Peak Gold JV at 1.75% discount to 5 day VWAP at time of shipment. The excess ounces purchased that are not delivered to meet its hedge obligations are sold to the derivative counterparties in accordance with their respective sale agreements, with the resulting gain or loss being recorded in "Other Income/(Expense)". The gain on metal sales for the three and six months ended June 30, 2025 was $1.0 and $2.1 million, respectively, which was generated from the sale of gold at spot price offset by the discounted gold purchased from the Peak Gold JV. The Company did not have any gain or losses on metal sales for the comparative period in 2024. The delivery to the hedge contracts consist of selling the gold at spot price throughout the quarter and repurchasing it at a contracted fixed price at each hedge delivery date to satisfy physical delivery obligations under the existing hedge agreements. The sales are accounted for under FASB Accounting Standards Codification ("ASC") 610 Other Income and not ASC 606 Revenue from Contracts with Customers, since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

15. Fair Value Measurement

The FASB ASC Topic 820, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended June 30, 2025.

Fair Value on a Recurring Basis

The Company performs fair value measurements on a recurring basis for the following:

Derivative Financial Instruments - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company's potential derivative financial instruments include features embedded within its convertible debenture with QRC (see Note 13). These measurements were not material to the Consolidated Financial Statements.

Commodity Hedges - As discussed in Note 14, the Company has entered into hedge agreements with delivery obligations of gold ounces. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The derivative hedges are marked-to-market with changes in estimated value driven by forward commodity prices.

Marketable Securities - The Company owns an investment in publicly traded company, Onyx Gold Corp. ("Onyx"). Changes in the fair value of this investment are recorded through income using quoted prices obtained from securities exchanges.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy:

As of June 30, 2025	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - noncurrent	$7,623,200	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$59,731,655	$—
Derivative Liability - noncurrent	$—	$40,542,862	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

As of December 31, 2024
Financial Assets
Marketable securities - noncurrent	$712,375	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$29,076,582	$—
Derivative Liability - noncurrent	$—	$28,615,525	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

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

On July 10, 2024, the Company completed the HighGold Acquisition and, as contemplated by the Arrangement Agreement, each HighGold share of common stock was exchanged for 0.019 shares of Contango common stock. HighGold options were also exchanged, directly or indirectly, for Contango shares of common stock, based on the fair market value of the HighGold options prior to the closing date. Upon closing of the HighGold Acquisition, the Company issued an aggregate of 1,698,887 shares of Contango common stock, with a value of $33.8 million, to HighGold shareholders in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. Such exemption was based on the final order of the Supreme Court of British Columbia issued on July 2, 2024, approving the HighGold Acquisition following a hearing by the court which considered, among other things, the fairness of the HighGold Acquisition to the persons affected. Upon completion of the HighGold Acquisition, existing Contango shareholders own approximately 85.9% and HighGold shareholders own approximately 14.1% of the combined company.

Avidian Alaska Acquisition

On May 1, 2024, the Company entered into a stock purchase agreement with Avidian Gold Corp. (“Avidian”) pursuant to which the Company agreed to purchase Avidian’s 100% owned Alaskan subsidiary, Avidian Gold Alaska Inc., for initial consideration of $2,400,000, with a contingent payment for up to $1,000,000 (the “Avidian Alaska Acquisition”).

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. The total purchase price of $2,063,539 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $1,663,539 in shares of Contango common stock, with $207,945 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency ($50,000 paid on April 2, 2025 and $100,000 paid on June 10, 2025) and (iii) $200,000 of the Cash Consideration to be paid on or before the six-month anniversary of the transaction closing date (paid on July 18, 2025). The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date.

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses:
Marketing and investor relations	$269,277	$169,904	$379,580	$250,899
Office and administrative costs	61,998	52,506	211,138	115,049
Insurance	270,773	286,010	538,904	609,176
Professional fees	653,518	286,804	1,161,305	705,612
Regulatory fees	223,664	76,389	313,594	184,282
Salaries and benefits	723,043	433,385	1,301,473	996,529
Stock-based compensation	759,084	641,554	1,291,705	1,312,179
Travel	16,706	95,854	43,429	186,675
Director fees	135,989	150,000	320,989	300,000
Total	$3,114,052	$2,192,406	$5,562,117	$4,660,401

18. Segments

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

Three Months Ended June 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(115,315)	$—	$—	$(115,315)
Exploration expense
Johnson Tract	(977,407)	—	—
Lucky Shot	(17,369)	—	—
General exploration expenses	(43,693)	—	—
Total exploration expense	(1,038,469)	—	—	(1,038,469)
Depreciation expense	(18,696)	—	(2,541)	(21,237)
General and administrative expense	(30,904)	—	(3,083,148)	(3,114,052)
Total expenses	(1,203,384)	—	(3,085,689)	(4,289,073)

Income from equity investment in Peak Gold, LLC	—	27,326,184	—	27,326,184
Total income/(loss) from operations	(1,203,384)	27,326,184	(3,085,689)	23,037,111

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	326,609	326,609
Interest expense	—	—	(2,033,871)	(2,033,871)
Loss on derivative contracts	—	(12,844,803)	—	(12,844,803)
Gain on metal sales	—	959,453	—	959,453
Unrealized gain on marketable securities	—	—	6,427,915	6,427,915
Total other income/(expense)	—	(11,885,350)	4,720,653	(7,164,697)
INCOME/(LOSS) BEFORE INCOME TAXES	$(1,203,384)	$15,440,834	$1,634,964	$15,872,414

Six Months Ended June 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(224,154)	$—	$—	$(224,154)
Exploration expense
Johnson Tract	(1,215,457)	—	—
Lucky Shot	(208,943)	—	—
General exploration expenses	(74,072)	—	—
Total exploration expense	(1,498,472)	—	—	(1,498,472)
Depreciation expense	(49,896)	—	(4,963)	(54,859)
General and administrative expense	(188,504)	—	(5,373,613)	(5,562,117)
Total expenses	(1,961,026)	—	(5,378,576)	(7,339,602)

Income from equity investment in Peak Gold, LLC	—	49,646,218	—	49,646,218
Total income/(loss) from operations	(1,961,026)	49,646,218	(5,378,576)	42,306,616

OTHER INCOME/(EXPENSE):
Interest and other income	$—	$—	$558,549	558,549
Interest expense	—	—	(4,781,584)	(4,781,584)
Loss on derivative contracts	—	(53,320,459)	—	(53,320,459)
Gain on metal sales	—	2,130,273	—	2,130,273
Unrealized gain on marketable securities	—	—	6,654,375	6,654,375
Total other income/(expense)	—	(51,190,186)	2,431,340	(48,758,846)
LOSS BEFORE INCOME TAXES	$(1,961,026)	$(1,543,968)	$(2,947,236)	$(6,452,230)

Total Assets	56,136,748	56,169,840	40,831,095	153,137,683
Total Liabilities	(1,845,492)	(100,274,519)	(53,409,049)	(155,529,060)
Net Assets/(Deficit)	$54,291,256	$(44,104,679)	$(12,577,954)	$(2,391,377)

Three Months Ended June 30, 2024	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(128,117)	$—	$—	$(128,117)
Exploration expense
Johnson Tract	—	—	—
Lucky Shot	—	—	—
General exploration expenses	(35,788)	—	—
Total exploration expense	(35,788)	—	—	(35,788)
Depreciation expense	—	—	(26,996)	(26,996)
Accretion expense	—	—	(3,181)	(3,181)
General and administrative expense	(158,162)	—	(2,034,244)	(2,192,406)
Total expenses	(322,067)	—	(2,064,421)	(2,386,488)

Loss from equity investment in Peak Gold, LLC	—	(695,633)	—	(695,633)
Total loss from operations	(322,067)	(695,633)	(2,064,421)	(3,082,121)

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	10,409	10,409
Interest expense	—	—	(2,920,550)	(2,920,550)
Loss on derivative contracts	—	(12,553,491)	—	(12,553,491)
Total other income/(expense)	—	(12,553,491)	(2,910,141)	(15,463,632)
LOSS BEFORE INCOME TAXES	$(322,067)	$(13,249,124)	$(4,974,562)	$(18,545,753)

Six Months Ended June 30, 2024	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(256,234)	$—	$—	$(256,234)
Exploration expense
Johnson Tract	—	—	—
Lucky Shot	—	—	—
General exploration expenses	(122,432)	—	—
Total exploration expense	(122,432)	—	—	(122,432)
Depreciation expense	—	—	(53,992)	(53,992)
Accretion expense	—	—	(6,321)	(6,321)
General and administrative expense	(158,162)	—	(4,502,239)	(4,660,401)
Total expenses	(536,828)	—	(4,562,552)	(5,099,380)

Loss from equity investment in Peak Gold, LLC	—	(835,886)	—	(835,886)
Total loss from operations	(536,828)	(835,886)	(4,562,552)	(5,935,266)

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	22,459	22,459
Interest expense	—	—	(4,951,364)	(4,951,364)
Loss on derivative contracts	—	(28,178,821)	—	(28,178,821)
Total other income/(expense)	—	(28,178,821)	(4,928,905)	(33,107,726)
LOSS BEFORE INCOME TAXES	$(536,828)	$(29,014,707)	$(9,491,457)	$(39,042,992)

As of December 31, 2024
Total Assets	51,908,779	60,706,964	21,276,520	133,892,263
Total Liabilities	(2,143,570)	(57,692,107)	(72,783,941)	(132,619,618)
Net Assets/(Deficit)	$49,765,209	$3,014,857	$(51,507,421)	$1,272,645

19. Related Party Transactions

The Company has identified its relationship with Peak Gold JV as a related party. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company has made contributions to the Peak Gold JV and received distributions from it. See note 5 - Investment in the Peak Gold JV. Additionally, the Company purchased gold from Peak Gold JV. See note 13 - Debt. As of June 30, 2025, the Company owes Peak Gold JV $1.7 million related to these purchases. As of December 31, 2024, no amounts were owed to Peak Gold JV. These amounts are non-interest bearing with standard payment terms. For further details on transactions with Peak Gold JV, refer to notes 1 - Organization and Business, 2 - Basis of Presentation, 3 - Liquidity, 11 - Commitments and Contingencies, 14 - Derivatives and Hedging Activities, and 18 - Segments.

The Company holds an investment in marketable securities, consisting of approximately 7% of the outstanding shares of Onyx. The Company and Onyx share two directors. As of June 30, 2025, 2,750,000 of the shares are freely tradable, while the remaining 2,250,000 are in escrow and are scheduled to be released in three tranches by July 2026. In addition, the Company entered into lock-up agreements with Onyx, whereby the Company requires Onyx's approval if they wish to sell prior to the expiry of July 2026.

20. Subsequent Events

On July 4, 2025, the U.S. enacted significant tax legislation under H.R. 1, the One Big Beautiful Bill Act (“OBBB”). The OBBB, among other tax provisions, (i) restores section 168(k) 100 percent bonus depreciation for property acquired and placed in service after January 19, 2025, (ii) allows for the immediate expensing of certain structures used for production activities where previously such structures had to be depreciated over 39.5 years, (iii) restores immediate expensing of domestic research and development expenditures for tax years after December 31, 2024, (iv) restores an EBITDA-based section 163(j) calculation for tax years after December 31, 2024, (v) allows for the deduction of certain mineral exploration costs and mining development costs in computing adjusted financial statement income under the Corporate Alternative Minimum Tax for tax years after December 31, 2025 and (vi) expands the ability to utilize the qualified opportunity zone provisions to trade or business activities in certain rural locations which are designated as opportunity zones.

As this legislation was enacted after June 30, 2025, its effects are not reflected in the Company’s provision for income taxes as of that date. The Company is currently evaluating the impact of the new legislation. While the enactment of the OBBB is not expected to result in a material change to the Company’s total income tax expense, it is expected to have a material impact on the allocation between current and deferred taxes. Specifically, the reinstatement of 100 percent bonus depreciation and immediate expensing of domestic research and development costs are expected to significantly reduce current tax expense, with a corresponding increase in deferred tax expense, beginning in future reporting periods.

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

First and Second Quarter 2025 Highlights and Recent Developments

Manh Choh Project

In July 2024, the Peak Gold JV commenced processing ore at the Fort Knox facility and on July 8, 2024, the Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. In 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to production at Manh Choh, followed by $54.0 million received in the first half of 2025.

During the first quarter of 2025, the Peak Gold JV (on a 100% basis) processed 323,000 tons of ore with an average grade of 0.215 ounces (“oz”) per ton and containing approximately 69,500 oz of gold. Gold recovery averaged 93.5%, resulting in approximately 65,000 oz of recovered gold, of which Contango’s 30% share amounted to 19,500 oz of gold. During the first quarter of 2025, 17,382 ounces of gold were delivered to Contango and sold during the period.

During the second quarter of 2025, the Peak Gold JV (on a 100% basis) processed 255,000 tons of ore with an average grade of 0.222 oz per ton and containing approximately 56,000 oz of gold. Gold recovery averaged 93%, resulting in approximately 52,000 oz of recovered gold, of which Contango’s 30% share amounted to 15,700 oz of gold. During the second quarter of 2025, 17,764 ounces of gold were delivered to Contango and sold during the period. As of June 30, 2025, 750 ounces of gold remain in recoverable inventory in the Peak Gold JV and 241 ounces in the Company.

Johnson Tract Project

During the second quarter of 2025, the Company continued with ongoing work to permit the underground exploration drift and baseline environmental work. On January 15, 2025, the transportation and port easements were conveyed to CIRI by the National Parks Service and a Decision Record was issued.

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

Committee for Safe Communities Complaint

On October 20, 2023, the Committee for Safe Communities ("CSC"), an Alaskan non-profit corporation inclusive of certain vacation home owners along the Manh Choh ore haul route, formed for the purpose of opposing the Manh Choh project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint sought injunctive relief against the DOT with respect to its oversight of the Peak Gold JV's ore haul plan. On May 9, 2025, and at CSC’s request, the Court entered an Order of Dismissal Without Prejudice as to CSC’s one remaining claim, vacated the trial date and closed the case.

Dot Lake Complaint

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint and, on August 20, 2024, moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which sought to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV filed a Motion to Dismiss this reasserted claim. On July 31, 2025, the Court dismissed the reasserted claim with prejudice and without leave to amend.

Cook inlet Keeper, Chickaloon Village Traditional Counsel, Center for Biological Diversity.

On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of Contango Ore) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. Plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The Complaint is the Corps Environmental Assessment for the Clean Water Act 404 permit granted in September 2024 for the mine exploration project failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on Cook Inlet beluga whales. In July 2025, Contango Ore filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District court has not issued any rulings or relief and the permit in question is still active and in good standing. Management expects to be successful with this litigation.

Strategy and Asset Management

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of June 30, 2025, the Company’s directors and executives beneficially own approximately 14.6% of the Company’s common stock.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the three months ended June 30, 2025 and 2024, claim rental expense were $0.1 million and $0.1 million, respectively.

Exploration Expense. Exploration expense for the three months ended June 30, 2025 was $1.0 million compared to $nil million for the three months ended June 30, 2024. Current period exploration expense primarily relates to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project, which are part of the IA. The prior period exploration expense relates to care and maintenance work performed on the Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2025 and 2024 was $3.1 million and $2.2 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, payroll and stock-based compensation expense. The increase is mainly driven by expenditures carried for marketing and investor relations, increased legal costs and professional fees associated with regulatory filings and the Facility restructure.

Income / Loss from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the three months ended June 30, 2025 was $27.3 million compared to a loss of $0.7 million for the same period in 2024. The Manh Choh Project commenced production in July 2024, which generated income for the second half of 2024 and the first half of 2025. As of June 30, 2025, accounts payable includes $1.7 million owed to Peak Gold JV.

Interest Expense. For the three months ended June 30, 2025, interest expense was $2.0 million and primarily related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest expense related to the Company’s cumulative $30.1 million net draw-down on the Facility. Prior year interest expense of $2.9 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $60 million net draw-down on the Facility (see Note 13 - Debt).

Metal Sales. For the three months ended June 30, 2025, the gain on metal sales was $1.0 million and related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties and hedged volumes sold at spot with obligation to repurchase at fixed price before delivering into hedges. There were no metal sales for the three months ended June 30, 2024.

Loss on Derivative Contracts. Loss on derivative contracts for the three months ended June 30, 2025 was comprised of unrealized and realized loss of $2.1 million and $10.7 million, respectively, compared to $12.6 million and $nil million, respectively, for the three months ended June 30, 2024. The Company delivered 11,939 gold ounces into the derivative contracts for the three-month period ended June 30, 2025. The Company did not deliver gold ounces into the derivative contracts for the three-month period ended June 30, 2024 (see Note 14 - Derivative and Hedging Activities).

Unrealized gain on marketable securities. For the three months ended June 30, 2025, the unrealized gain on marketable securities was $6.4 million and related to valuation of the Company's investment in Onyx. This investment was not hold for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the six months ended June 30, 2025 and 2024, claim rental expense were $0.2 million and $0.3 million, respectively.

Exploration Expense. Exploration expense for the six months ended June 30, 2025 was $1.5 million compared to $0.1 million for the six months ended June 30, 2024. Current period exploration expense primarily relates to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project, which are part of the IA. The prior period exploration expense relates to care and maintenance work performed on the Lucky Shot Property.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2025 and 2024 was $5.6 million and $4.7 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, payroll and stock-based compensation expense. The increase is mainly driven by expenditures carried for marketing and investor relations, increased legal costs and professional fees associated with regulatory filings and the Facility restructure.

Income / Loss from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the six months ended June 30, 2025 was $49.6 million compared to a loss of $0.8 million for the six months ended June 30, 2024. The Manh Choh Project commenced production in July 2024, which generated income for the second half of 2024 and the first half of 2025. As of June 30, 2025, accounts payable includes $1.7 million owed to Peak Gold JV.

Interest Expense. For the six months ended June 30, 2025, interest expense was $4.8 million and primarily related to the Debenture and interest expense related to the Company’s cumulative $30.1 million net draw-down on the Facility. Prior year interest expense of $5.0 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $60.0 million net draw-down on the Facility (see Note 13 - Debt).

Metal Sales. For the six months ended June 30, 2025, the gain on metal sales was $2.1 million and related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties and hedged volumes sold at spot with obligation to repurchase at fixed price before delivering into hedges. There were no metal sales for the six months ended June 30, 2024.

Loss on Derivative Contracts. Loss on derivative contracts for the six months ended June 30, 2025 was comprised of unrealized and realized loss of $42.6 million and $10.7 million, respectively, compared to $28.2 million and $nil million, respectively, for the six months ended June 30, 2024. The Company delivered 11,939 gold ounces into the derivative contracts for the six-month period ended June 30, 2025. The Company did not deliver gold ounces into the derivative contracts for the six-month period ended June 30, 2024 (see Note 14 - Derivative and Hedging Activities).

Unrealized gain on marketable securities. For the six months ended June 30, 2025, the unrealized gain on marketable securities was $6.7 million and related to valuation of the Company's investment in Onyx. This investment was not hold for the six months ended June 30, 2024.

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP)

The table below presents reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost on a By-product Basis and (ii) AISC on a By-product Basis for the Peak Gold JV operations (Manh Choh) for the three and six months ended June 30, 2025. No comparable period is provided as sales of gold at Manh Choh commenced in July 2024.

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

Cash Costs on a By-product Basis, per Ounce and AISC on a By-product Basis, per Ounce are calculated by adjusting production cost of sales, as reported on the interim condensed consolidated statements of operations, as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Cash Cost on a By-Product Basis:
Total cost of sales	$100,822,605	$192,402,450
Less: silver revenue	(1,731,460)	(3,085,311)
Depreciation, depletion and amortization	(15,231,110)	(28,188,232)
Total	$83,860,035	$161,128,907
Sustaining capital
Sustaining capital - PPE	$4,415,472	$4,640,134
Exploration costs	1,690,872	2,197,283
Reclamation and other costs	518,085	1,036,170
JV Partner operator management fee	1,202,647	2,273,281
AISC on a By-Product basis	$91,687,111	$171,275,775

Divided by ounces sold	59,214	117,156
Cash Cost on a By-product Basis, per Ounce	$1,416	$1,375
AISC on a By-product Basis, per Ounce	$1,548	$1,462

Liquidity and Capital Resources

As of June 30, 2025, the Company had approximately $36.5 million of cash.

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

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. In the third and fourth quarters of 2024, the Company received cash distributions from the Peak Gold JV relating to production at Manh Choh of $19.5 million and $21.0 million, respectively. In the first and second quarter of 2025, the Company received cash distributions totaling $24.0 million and $30.0 million, respectively. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $10.5 million on the Facility and delivery into its hedge contracts, for the next twelve months from the date of this report. The Company made a repayment of $7.0 million on the Facility in July 2025.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no material changes in the Company’s critical accounting estimates from those that were previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

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

On October 20, 2023, the Committee for Safe Communities ("CSC"), an Alaskan non-profit corporation inclusive of certain vacation home owners along the Manh Choh ore haul route, formed for the purpose of opposing the Manh Choh project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities ("DOT"). The Complaint sought injunctive relief against the DOT with respect to its oversight of the Peak Gold JV's ore haul plan. On May 9, 2025, and at CSC’s request, the Court entered an Order of Dismissal Without Prejudice as to CSC’s one remaining claim, vacated the trial date and closed the case.

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint and, on August 20, 2024, moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which sought to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV filed a Motion to Dismiss this reasserted claim. On July 31, 2025, the Court dismissed the reasserted claim with prejudice and without leave to amend.

On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of Contango Ore) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. Plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The Complaint is the Corps Environmental Assessment for the Clean Water Act 404 permit granted in September 2024 for the mine exploration project failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on Cook Inlet beluga whales. In July 2025, Contango Ore filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District court has not issued any rulings or relief and the permit in question is still active and in good standing. Management expects to be successful with this litigation.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Such risks are not the only risks the Company faces. You should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “Item 2. Properties—Environmental Regulation and Permitting,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”which risks could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

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

The Company does not serve as the manager of the Peak Gold JV or operator of the Manh Choh mine, and all of its other projects are in the exploration stage. Accordingly, during the six months ended June 30, 2025, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and, thus, no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. Other Information

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: August 13, 2025	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)