Form 10-Q
period 2025-09-30
Contango ORE, Inc.
filed 2025-11-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 13, 2025 was 14,964,048.

CONTANGO ORE, INC.

All references in this Form 10-Q to the “Company”, “CORE”, “we”, “us” or “our” are to Contango ORE, Inc.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	September 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash	$106,977,194	$20,058,477
Restricted cash	105,453	257,045
Prepaid expenses and other	869,123	1,114,522
Income taxes receivable	99,126	649,125
Total current assets	108,050,896	22,079,169

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	52,703,265	60,523,622
Property & equipment, net	50,440,230	50,577,097
Marketable securities	6,464,700	712,375
Total long-term assets	109,608,195	111,813,094

TOTAL ASSETS	$217,659,091	$133,892,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,514,587	$418,836
Accrued liabilities	1,155,684	2,803,598
Royalty reimbursement advance	645,555	855,548
Derivative contract liability	72,377,342	29,076,582
Debt, current portion	11,500,000	42,600,000
Total current liabilities	95,193,168	75,754,564

NON-CURRENT LIABILITIES:
Royalty reimbursement advance	—	217,086
Asset retirement obligations	255,769	255,769
Contingent consideration liability	1,100,480	1,100,480
Derivative contract liability	42,297,830	28,615,525
Debt non-current portion, net	30,597,286	26,369,199
Deferred tax liability	405,023	306,995
Total non-current liabilities	74,656,388	56,865,054

TOTAL LIABILITIES	169,849,556	132,619,618

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 14,962,410 shares issued and 14,959,930 shares outstanding as of September 30, 2025; 12,230,959 shares issued and 12,228,479 shares outstanding as of December 31, 2024	149,622	122,308
Additional paid-in capital	236,796,766	178,270,782
Treasury stock at cost (2,480 at September 30, 2025; and 2,480 shares at December 31, 2024)	(48,308)	(48,308)
Accumulated deficit	(189,088,545)	(177,072,137)
TOTAL STOCKHOLDERS’ EQUITY	47,809,535	1,272,645

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,659,091	$133,892,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
EXPENSES:
Claim rental expense	$(72,560)	$(180,276)	$(296,714)	$(436,510)
Exploration expense	(1,980,549)	(2,957,498)	(3,479,021)	(3,079,930)
Depreciation expense	(27,524)	(34,253)	(82,383)	(88,245)
Accretion expense	—	(3,221)	—	(9,542)
General and administrative expense	(2,488,400)	(2,611,625)	(8,050,516)	(7,272,026)
Total expenses	(4,569,033)	(5,786,873)	(11,908,634)	(10,886,253)

Income from equity investment in Peak Gold, LLC	29,533,425	28,525,857	79,179,643	27,689,971
Total income from operations	24,964,392	22,738,984	67,271,009	16,803,718

OTHER INCOME/(EXPENSE):
Interest and other income	378,249	140,702	936,798	163,161
Interest and finance expense	(1,724,131)	(3,683,150)	(6,505,716)	(8,634,514)
Loss on derivative contracts	(30,335,871)	(28,844,179)	(83,656,330)	(57,023,000)
Gain on metal sales	2,201,866	873,984	4,332,139	873,984
Unrealized gain/(loss) on marketable securities	(950,655)	(219,930)	5,703,720	(219,930)
Total other income/(expense)	(30,430,542)	(31,732,573)	(79,189,389)	(64,840,299)

Loss before income taxes	(5,466,150)	(8,993,589)	(11,918,380)	(48,036,581)

Income tax benefit/(expense)	73,202	(718,827)	(98,028)	(718,827)

NET LOSS	$(5,392,948)	$(9,712,416)	$(12,016,408)	$(48,755,408)

LOSS PER SHARE
Basic	$(0.44)	$(0.81)	$(0.99)	$(4.67)
Diluted	$(0.44)	$(0.81)	$(0.99)	$(4.67)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,378,494	11,973,992	12,177,651	10,447,870
Diluted	12,378,494	11,973,992	12,177,651	10,447,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,016,408)	$(48,755,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2,117,259	1,973,164
Depreciation expense	101,139	88,245
Accretion expense	—	9,542
Non-cash portion for lease expense	36,540	—
Equity earnings from investment in Peak Gold, LLC	(79,179,643)	(27,689,971)
Cash distribution from Peak Gold, LLC	87,000,000	19,500,000
Unrealized loss from derivative contracts	56,983,065	51,121,840
Unrealized (gain)/loss from marketable securities	(5,703,720)	219,930
Interest expense paid in stock	299,973	300,048
Amortization of debt discount and debt issuance fees	2,128,087	2,994,669
Drawdown of silver royalty	(427,079)	(64,389)
Deferred tax expense	98,028	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	261,898	370,242
Increase in accounts payable and accrued liabilities	7,951,863	9,852,343
Increase in income taxes payable	550,000	718,827
Net cash provided by operating activities	60,201,002	10,639,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	—	(31,290,000)
Cash consideration paid for Avidian Alaska Acquisition	(350,000)	(582,414)
Acquisition of property and equipment	(11,997)	(42,344)
Net cash used in investing activities	(361,997)	(31,914,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from debt	—	30,000,000
Principal repayments on debt	(29,000,000)	(2,000,000)
Cash proceeds from common stock and warrant issuance, net	56,587,399	15,477,398
Shares repurchased for tax withholdings on share-based awards	(659,279)	—
Debt issuance costs	—	(1,538,307)
Net cash provided by financing activities	26,928,120	41,939,091

NET CHANGE IN CASH AND RESTRICTED CASH	86,767,125	20,663,415
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	20,315,522	15,737,391
CASH AND RESTRICTED CASH, END OF PERIOD	$107,082,647	$36,400,806

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$3,817,877	$4,672,934
Non-cash investing and financing activities
Commitment fee derecognized and added to debt discount	—	679,943
Shares issued for acquisitions	207,946	35,331,402
Consideration payable for Avidian acquisition	—	557,945
Accrued transaction costs for HighGold acquisition	—	255,120
Total non-cash investing and financing activities	$207,946	$36,824,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2025	12,635,843	$126,357	$181,226,171	$(48,308)	$(183,695,597)	$(2,391,377)
Stock-based compensation	—	—	825,554	—	—	825,554
Common stock issuance	2,310,344	23,103	57,618,342	—	—	57,641,445
Cost of common stock issuance	—	—	(3,181,075)	—	—	(3,181,075)
Common stock issuance for acquisitions	11,216	112	207,833	—	—	207,945
Shares issued for convertible debt interest payment	5,007	50	99,940	—	—	99,990
Net loss for the period	—	—	—	—	(5,392,948)	(5,392,948)
Balance at September 30, 2025	14,962,410	$149,622	$236,796,766	$(48,308)	$(189,088,545)	$47,809,535

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at June 30, 2024	10,365,914	$103,658	$140,150,016	$(48,308)	$(178,084,838)	$(37,879,472)
Stock-based compensation	—	—	660,985	—	—	660,985
Restricted shares grants	14,650	147	(147)	—	—	—
Common stock issuance	63,700	637	1,349,638	—	—	1,350,275
Cost of common stock issuance	—	—	(68,715)	—	—	(68,715)
Common stock issuance for acquisitions	1,777,398	17,773	35,313,629	—	—	35,331,402
Issuance of warrants	—	—	—	—	—	—
Shares issued for convertible debt interest payment	4,576	46	99,952	—	—	99,998
Net loss for the period	—	—	—	—	(9,712,416)	(9,712,416)
Balance at September 30, 2024	12,226,238	$122,261	$177,505,358	$(48,308)	$(187,797,254)	$(10,217,943)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2024	12,230,959	$122,308	$178,270,782	$(48,308)	$(177,072,137)	$1,272,645
Stock-based compensation	—	—	2,117,259	—	—	2,117,259
Restricted shares grants	302,600	3,026	(3,026)	—	—	—
Common stock issuance	2,455,898	24,559	59,804,062	—	—	59,828,621
Cost of common stock issuance	—	—	(3,241,222)	—	—	(3,241,222)
Common stock issuance for acquisitions	11,216	112	207,834	—	—	207,946
Shares repurchased for tax withholdings on share-based awards	(60,763)	(608)	(658,671)	—	—	(659,279)
Shares issued for convertible debt interest payment	22,500	225	299,748	—	—	299,973
Net loss for the period	—	—	—	—	(12,016,408)	(12,016,408)
Balance at September 30, 2025	14,962,410	$149,622	$236,796,766	$(48,308)	$(189,088,545)	$47,809,535

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity/(Deficit)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)
Stock-based compensation	—	—	1,973,164	—	—	1,973,164
Restricted shares grants	159,150	1,592	(1,592)	—	—	—
Common stock issuance	819,565	8,195	14,687,804	—	—	14,695,999
Cost of common stock issuance	—	—	(1,365,325)	—	—	(1,365,325)
Common stock issuance for acquisitions	1,777,398	17,773	35,313,629	—	—	35,331,402
Issuance of warrants	—	—	2,146,722	—	—	2,146,722
Shares issued for convertible debt interest payment	15,892	159	299,889	—	—	300,048
Net loss for the period	—	—	—	—	(48,755,408)	(48,755,408)
Balance at September 30, 2024	12,226,238	$122,261	$177,505,358	$(48,308)	$(187,797,254)	$(10,217,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

CORE Alaska , a wholly-owned subsidiary of Contango ORE, Inc. (“CORE” or the “Company”) has a 30.0% membership interest in the Peak Gold JV. KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. Kinross holds a 70.0% membership interest in the Peak Gold JV and Kinross serves as the manager of the Peak Gold JV and operator of the Manh Choh (as defined below) mines.

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

2. Basis of Presentation and Reclassification of the Presentation of Income from Equity Investment

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2024. The results of operations for the three months and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

The Company has reclassified the presentation of the “Income from equity investment in Peak Gold, LLC” in its Statement of Operations for the three and nine months ended September 30, 2024. The “Income from equity investment in Peak Gold, LLC” was previously presented in “Other Income/(Expense)” and is now presented within income/(loss) from operations on the Statement of Operations. The change in presentation will have no impact on Net Loss for all impacted periods.

3. Liquidity

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest, and general and administrative expenses of the Company. As of September 30, 2025, the Company has working capital balance of $12.9 million. During the nine months ended September 30, 2025, the Company generated $60.2 million from operating activities and increased its cash by $86.8 million. There are no anticipated future cash calls going forward from the Peak Gold JV as the Peak Gold JV operates from the cash flows generated from its operations and has excess cash for distributions. The Company received from the Peak Gold JV $40.5 million in cash distributions in 2024 and $87.0 million in cash distributions during the nine months ended September 30, 2025, relating to production at Manh Choh. In total, the Company has received $127.5 million in cash distributions from the Peak Gold JV since commencing the processing of Manh Choh ore in July 2024. There can be no guarantee that the Peak Gold JV will make future distributions to the Company. The Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $3.0 million on the Facility, as defined in Note 13 - Debt, and delivery into its hedge contracts, for the next twelve months from the date of this report. The Company made principal payments on the Facility of $7.9 million in 2024 and $29.0 million during the nine months ended September 30, 2025. The Company made a repayment of $8.5 million on the Facility on October 2, 2025. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. If the Company’s interest in the Peak Gold JV is diluted, the Company may not be able to fully realize its investment in the Peak Gold JV. The ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available to the Company on acceptable terms, if at all.

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

5. Investment in the Peak Gold JV

As of September 30, 2025 the Company has contributed approximately $106.2 million to and held a 30.0% membership interest in the Peak Gold JV. During the three and nine months ended September 30, 2025, the Company received cash distributions of $33.0 million and $87.0 million, respectively.

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of September 30, 2025:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold, LLC	15,450,000
Loss from equity investment in Peak Gold, LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152
Investment in Peak Gold, LLC	11,790,000
Loss from equity investment in Peak Gold, LLC	(695,633)
Investment balance at June 30, 2024	$54,468,519
Investment in Peak Gold, LLC	4,050,000
Distributions received from Peak Gold, LLC	(19,500,000)
Income from equity investment in Peak Gold, LLC	28,525,857
Investment balance at September 30, 2024	$67,544,376
Distributions received from Peak Gold, LLC	(21,000,000)
Income from equity investment in Peak Gold, LLC	13,979,246
Investment balance at December 31, 2024	$60,523,622
Distributions received from Peak Gold, LLC	(24,000,000)
Income from equity investment in Peak Gold, LLC	22,320,034
Investment balance at March 31, 2025	$58,843,656
Distributions received from Peak Gold, LLC	(30,000,000)
Income from equity investment in Peak Gold, LLC	27,326,184
Investment balance at June 30, 2025	$56,169,840
Distributions received from Peak Gold, LLC	(33,000,000)
Income from equity investment in Peak Gold, LLC	29,533,425
Investment balance at September 30, 2025	$52,703,265

The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and nine month periods ended September 30, 2025 and 2024 in accordance with US GAAP:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$194,966,861	$225,652,092	$558,259,084	$225,652,092
Cost of sales	(79,016,680)	(123,803,980)	(243,230,899)	(123,803,980)
Gross profit	115,950,181	101,848,112	315,028,185	101,848,112
Other expenses	(17,505,432)	(6,761,923)	(51,096,044)	(9,548,208)

Net Income	$98,444,749	$95,086,189	$263,932,141	$92,299,904

The Peak Gold JV income does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of September 30, 2025 and September 30, 2024, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses, which allowed the Company to recognize its investment of $52.7 million and $67.5 million, respectively.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $869,123 and $1,114,522 as of September 30, 2025 and December 31, 2024, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2025			2024
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Net Loss per Share:
Net loss attributable to common stockholders	$(5,392,948)	12,378,494	$(0.44)	$(9,712,416)	11,973,992	$(0.81)

Diluted Net Loss per Share:
Net loss attributable to common stock	$(5,392,948)	12,378,494	$(0.44)	$(9,712,416)	11,973,992	$(0.81)

	Nine Months Ended September 30,
	2025			2024
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(12,016,408)	12,177,651	$(0.99)	$(48,755,408)	10,447,870	$(4.67)

Diluted Net Loss per Share:
Net loss attributable to common stock	$(12,016,408)	12,177,651	$(0.99)	$(48,755,408)	10,447,870	$(4.67)

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

Warrants to purchase 678,875 shares of common stock of the Company were outstanding as of September 30, 2025. Options and warrants to purchase 866,875 shares of common stock of the Company were outstanding as of September 30, 2024. 452,730 and 437,089 restricted shares of common stock were unvested as of September 30, 2025 and 2024, respectively. These warrants and unvested restricted shares were not included in the computation of diluted earnings per share for the periods where the Company generated a net loss due to being anti-dilutive.

8. Stockholders’ Equity (Deficit)

ATM Program

The Company may, from time to time, offer and sell shares of its common stock in an aggregate amount of up to $40,000,000 through its ATM Program. The Company pays the ATM Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. Pursuant to the Sales Agreement, the Company sold 480,898 shares of common stock during the nine-month period ended September 30, 2025 and 87,815 shares during the nine-month period ended September 30, 2024 for net proceeds of approximately $9.6 million and $1.8 million, respectively. $23 million of the Company's common stock remains available for sale under the ATM Program as of September 30, 2025.

Underwritten Offering - 2024

On June 10, 2024, the Company entered into an underwriting agreement (the "June 2024 Underwriting Agreement") with Canaccord Genuity LLC and Cormark Securities Inc. (collectively, the "June 2024 Underwriters"), relating to the underwritten public offering (the “June 2024 Offering”) of 731,750 units (the "Units") of the Company at a price of $20.50 per Unit. Each Unit consisted of (i) one share of the Company's common stock and (ii) one-half of one accompanying warrant. Each whole accompanying warrant is exercisable to purchase one share of the Company's common stock at a price of $26.00 per warrant, exercisable for a period of 36 months. The June 2024 Underwriters agreed to purchase the Units from the Company pursuant to the June 2024 Underwriting Agreement at a price of $19.37 per Unit, which included a 5.5% underwriting discount. The fair value of each warrant was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.57%; (ii) expected life of 3.0 years; (iii) expected volatility of 57.0%; and (iv) expected dividend yield of 0%. The net proceeds from the June 2024 Offering were $13.7 million after deducting underwriting discounts and commissions and offering expenses. The June 2024 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The June 2024 Offering closed on June 12, 2024.

Underwritten Offering - 2025

On September 25, 2025, the Company sold 1,975,000 shares of common stock and pre-funded warrants to purchase up to 525,000 shares of common stock at an offering price of $20.00 per share and $19.99 per pre-funded warrant and received gross proceeds of $50.0 million before deducting underwriting discounts and offering expenses of $3.0 million. The offering price of the pre-funded warrant equaled the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. The September offering was made pursuant to the Company’s effective shelf registration statement on Form S-3.

The issued pre-funded warrants were classified as a component of permanent equity in the Company’s Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net income/loss per share, basic and diluted, attributable to common stockholders as the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of September 30, 2025, none of the pre-funded warrants had been exercised.

9. Property & Equipment

The table below sets forth the book value by type of fixed asset owned by the Company (excludes Peak Gold LLC assets) as well as the estimated useful life:

Asset Type	Estimated Useful Life	September 30, 2025	December 31, 2024
Mineral properties	N/A - Units of Production	$48,833,661	$48,833,661
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,388	1,455,546
Machinery and equipment	3 - 10	441,563	420,171
Vehicles	5	136,037	136,037
Computer and office equipment	5	27,733	39,560
Furniture & fixtures	5	2,270	2,270
Right of use asset	2	87,110	86,952
Less: Accumulated depreciation and amortization		(509,133)	(362,701)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$50,440,230	$50,577,097

10. Stock-Based Compensation

As of September 30, 2025, there were 452,730 shares of unvested restricted common stock outstanding under the Equity Plans. Stock-based compensation expense for the three and nine months ended September 30, 2025 was $0.8 million and $2.1 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2024 was $0.7 million and $2.0 million, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.

The remaining shares of restricted stock outstanding will vest between January 2026 and March 2027.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted during the nine months ended September 30, 2025 and September 30, 2024 was $3.3 million and $2.6 million, respectively.

As of September 30, 2025, the total compensation cost related to nonvested restricted share awards not yet recognized was $2,902,487. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of September 30, 2025 and December 31, 2024:

Number of restricted shares unvested
Balance - January 1, 2025	436,863
Restricted shares granted	302,600
Restricted shares vested	(286,733)
Balance - September 30, 2025	452,730

Balance - January 1, 2024	433,528
Restricted shares granted	159,150
Restricted shares vested	(155,815)
Balance - December 31, 2024	436,863

Stock Options. The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-K for the year ended December 31, 2024. There were no newly vested stock options for the nine month period ended September 30, 2025 or nine month period ended September 30, 2024. As of September 30, 2025, the total unrecognized compensation cost related to nonvested stock options was zero. During the nine months ended September 30, 2025, 100,000 stock options with an exercise price of $14.50 expired unexercised. As of September 30, 2025, there are no stock options outstanding.

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008, and was subsequently extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

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

Lucky Shot Property. With regard to the Lucky Shot Property, the Company will be obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock. If payable, the additional share consideration will be issued based on the 30-day trading price. See Note 15 - Fair Value Measurement.

Royal Gold Royalties. Royal Gold Inc. ("Royal Gold"), the former 40% owner of the Peak Gold JV, currently holds a 3.0% overriding net smelter return royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. The Company received a royalty reimbursement advance of $1,200,000 from KG Mining for the Company’s share of silver royalty payments due to Royal Gold. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter at such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and, therefore, the Company has started to drawdown the $1,200,000 prepayment into income. The Company has recognized $427,079 in interest and other income during the nine-month period ended September 30, 2025.

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

Mining Lease and Option to Purchase Agreement Amanita Project. Avidian Alaska entered into a 15-year lease agreement with an effective date of July 18, 2015 with Tanya Stolz. Avidian Alaska shall pay minimum annual lease payments as outlined under the schedule in section 4.1 of the lease agreement. Avidian Alaska's obligation for July 18, 2025 was $100,000 and will increase by $10,000 per year, with a final payment on July 18, 2030 for $130,000. The minimum payments will be credited against Avidian Alaska's various royalty payment obligations under the agreement and Avidian Alaska is currently in good compliance with such royalty payment obligations.

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

Village of Dot Lake Complaint. On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint and, on August 20, 2024, moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which sought to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV filed a Motion to Dismiss this reasserted claim, which motion was granted on July 31, 2025. On September 29, 2025, the Court entered an Order dismissing the action with prejudice based on the Stipulated Dismissal of Action filed by the parties and the Court closed the case.

Cook Inletkeeper, Chickaloon Village Traditional Counsel, Center for Biological Diversity. On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. Plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District Court has not issued any rulings or relief and the permit in question is still active and in good standing.

12. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of September 30, 2025 and December 31, 2024 and has recognized a tax benefit of $73,202 and expense of $98,028 for income tax for the three and nine months ended September 30, 2025, respectively, and expense of $718,827 and $718,827 for the three and nine months ended September 30, 2024, respectively. The effective tax rate was 1.34% and -0.82% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was -7.99% and -1.50% for the three and nine months ended September 30, 2024, respectively. At each reporting period, the Company weighs all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As a result of this analysis at September 30, 2025 and December 31, 2024, the Company provided a full valuation allowance against the deferred tax assets. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the exploration and evaluation assets. The Company’s deferred tax liability originating from the HighGold acquisition was $405,023 and $306,995, as of September 30, 2025 and December 31, 2024, respectively. The net deferred tax liability of $405,023 includes an increase related to exploration costs for the period ended September 30, 2025. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2025 or December 31, 2024.

13. Debt

The table below shows the components of Debt, net as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Secured Debt Facility
Principal amount	$23,100,000	$52,100,000
Unamortized debt discount	(160,883)	(1,188,535)
Unamortized debt issuance costs	(530,219)	(1,543,742)
Debt, net	$22,408,898	$49,367,723

Unsecured, Subordinated Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(251,289)	(321,377)
Unamortized debt issuance costs	(60,323)	(77,147)
Debt, net	$19,688,388	$19,601,476
Total Debt, net	$42,097,286	$68,969,199
Less current portion	$11,500,000	$42,600,000
Debt non-current portion, net	$30,597,286	$26,369,199

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC ("ING") as administrative agent for the lenders, and Macquarie Bank Limited ("Macquarie"), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to $70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. As of September 30, 2025, the Company has drawn $60 million on the term loan facility and made $36.9 million in principal repayments, resulting in a balance of $23.1 million outstanding.

The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to enter into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold production from Manh Choh at a weighted average price of $2,025 per ounce. On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. The Company has delivered 61,700 ounces of gold into the hedging agreements as of September 30, 2025, resulting in a remaining balance of the hedge agreements is 62,900 ounces.

During the first quarter of 2025, the Company sold all gold, purchased from Peak Gold, LLC for $50.1 million ($2,880 per oz), at spot price to the lenders and simultaneously locked in a forward price to re-purchase from the lenders on 11,939 ounces of gold related to the April 30, 2025 hedge maturity date (referred to as a “Carry Trade”). The result of the Carry Trade was recognizing a derivative asset of $2,196,554, which offset the derivative liability in the financial statements as of March 31, 2025. The Carry Trade was settled on April 30, 2025 with a net payment of approximately $11.0 million from Contango in exchange for the reduction of 11,939 ounces of gold under the hedge agreement. During the second quarter of 2025, the Company sold all gold purchased from Peak Gold, LLC for $58.0 million ($3,265 per oz), at spot price to the lenders and simultaneously locked in a Carry Trade from the lenders on 11,900 ounces of gold related to the July 31, 2025 hedge maturity date. The result of the Carry Trade was to recognize a derivative liability of $383,496 as of June 30, 2025. The Carry Trade was settled on July 31, 2025 with a net payment of $15.7 million from Contango in exchange for the reduction of 11,900 ounces of gold under the hedge agreement. During the third quarter of 2025, the Company sold all gold purchased from Peak Gold, LLC for $57.8 million ($3,519 per oz), at spot price to the lenders and simultaneously locked in a Carry Trade from the lenders on 13,600 ounces of gold related to the October 31, 2025 hedge maturity date. The result of the Carry Trade was to recognize a derivative asset of $2,408,633 as of September 30, 2025. The Carry Trade was settled on October 31, 2025 with a net payment of $22.4 million from Contango in exchange for the reduction of 13,600 ounces of gold under the hedge agreement.

As of October 31, 2025, the hedge agreement balance is 49,300 ounces. See Note 14 - Derivatives and Hedging Activities.

As of September 30, 2025, the Company had no unused borrowing commitments, as the schedule for further drawdowns has expired.

The carrying value of the Facility approximates its fair value as it accrues interest based on market interest rates. The Company recognized interest expense totaling $4.7 million related to this Facility for the nine months ended September 30, 2025 (inclusive of approximately $2.6 million of contractual interest, and approximately $2.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $7.2 million related to this debt for the nine months ended September 30, 2024 (inclusive of approximately $4.3 million of contractual interest, and approximately $2.9 million related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 10.43% as of September 30, 2025 and 11.06% as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the effective interest rate for the amortization of the discount and issuance costs was 8.5% and 8.5%, respectively.

As of September 30, 2025, the Company was in compliance with all of the required debt covenants.

The Company is scheduled to repay $11.5 million of principal in the next twelve months and the remaining $11.6 million of principal on a quarterly basis through June 30, 2027. The Company made a repayment of $8.5 million on the Facility on October 2, 2025.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent. During the nine months ended September 30, 2025, the Company incurred $464,498 as a PLA fee presented as part of interest and finance expense, as of the date of this report these amounts have been fully paid.

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

The fair value of the Debenture (Level 2) as of September 30, 2025 and December 31, 2024 was approximately $20.0 million. The Company recognized interest expense totaling $1.5 million related to this debt for the nine months ended September 30, 2025 (inclusive of approximately $1.4 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.5 million related to this debt for the nine months ended September 30, 2024 (inclusive of approximately $1.4 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at September 30, 2025 and December 31, 2024 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

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

As of September 30, 2025, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2025	Gold	19,900	$2,025
2026	Gold	28,000	$2,025
2027	Gold	15,000	$1,933
		62,900	$2,003

As of September 30, 2025, the outstanding hedge volume of 62,900 ounces includes 13,600 ounces of gold forward sold under Carry Trade contracts. See Note 13 - Debt.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

		As of September 30, 2025			As of December 31, 2024
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$2,408,633	$(2,408,633)	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(74,785,975)	$2,408,633	$(72,377,342)	$(29,076,582)	$—	$(29,076,582)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(42,297,830)	$—	$(42,297,830)	$(28,615,525)	$—	$(28,615,525)

As of September 30, 2025, the Company has not posted any collateral related to these agreements.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Other Income (Expense)	Amount of Loss Recognized in Other Income (Expense)		Amount of Loss Recognized in Other Income (Expense)
		Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Commodity Contracts	Unrealized loss on derivative contracts	$(14,400,655)	$(22,943,019)	$(56,983,065)	$(51,121,840)
Commodity Contracts	Realized loss on derivative contracts	$(15,935,216)	$(5,901,160)	$(26,673,265)	$(5,901,160)

Total		$(30,335,871)	$(28,844,179)	$(83,656,330)	$(57,023,000)

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

Metal Sales

The Company purchases its 30% share of gold from Peak Gold JV at 1.75% discount to 5-day VWAP at time of shipment. Beginning with February 25, 2025, the Company sells all purchased quantities of gold to the derivative counterparties (the lenders under the Facility) at spot price less a 0.5% fee. The Company recorded a gain on metal sales for the three and nine months ended September 30, 2025 of $2.2 million and $4.3 million, respectively, in “Other Income/(Expense)”. Prior to February 25, 2025, the Company’s sales to the derivative counterparties were limited to only the quantities of gold not delivered into the hedges. The Company recorded a gain on metal sales for the three and nine months ended September 30, 2024 of $0.9 million and $0.9 million, respectively.

The sales are accounted for under FASB Accounting Standards Codification ("ASC") 610 Other Income and not ASC 606 Revenue from Contracts with Customers since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

Beginning with February 25, 2025, to satisfy physical delivery obligations under the existing hedge agreements, the Company entered into agreements with the counterparties to repurchase hedged quantities of gold at a contracted fixed price at each hedge delivery date.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended September 30, 2025.

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

Marketable Securities - The Company owns an investment in a publicly traded company, Onyx Gold Corp. ("Onyx"). Changes in the fair value of this investment are recorded through income using quoted prices obtained from securities exchanges.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy:

As of September 30, 2025	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - noncurrent	$6,464,700	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$72,377,342	$—
Derivative Liability - noncurrent	$—	$42,297,830	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

As of December 31, 2024
Financial Assets
Marketable securities - noncurrent	$712,375	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$29,076,582	$—
Derivative Liability - noncurrent	$—	$28,615,525	$—
Contingent consideration liability - noncurrent	$—	$—	$1,100,480

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

On August 6, 2024, the Company completed the Avidian Alaska Acquisition. The total purchase price of $2,063,539 consisted of (i) $400,000 in cash (the “Cash Consideration”) and (ii) $1,663,539 in shares of Contango common stock, with $207,945 of such shares withheld at closing and to be paid only upon settlement of a withholding contingency (the “Equity Consideration”). The Cash Consideration shall be paid in the following tranches: (i) a deposit of $50,000 (paid), (ii) $150,000 to be paid upon settlement of a withholding contingency ($50,000 paid on April 2, 2025 and $100,000 paid on June 10, 2025) and (iii) $200,000 of the Cash Consideration to be paid on or before the six-month anniversary of the transaction closing date (paid on July 18, 2025). The number of shares of common stock constituting the Equity Consideration, which were issued or will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, was determined based on Contango’s 10-day VWAP on the NYSE American immediately prior to the closing date. On July 9, 2025, the $207,945 balance of the Equity Consideration was paid upon the issuance of 11,216 shares.

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses:
Marketing and investor relations	$144,117	$183,181	$523,697	$434,080
Office and administrative costs	99,694	232,600	310,831	347,649
Insurance	218,118	352,942	757,022	962,118
Professional fees	380,058	236,372	1,541,363	941,984
Regulatory fees	47,898	161,449	361,492	345,731
Salaries and benefits	539,446	500,552	1,840,919	1,497,081
Stock-based compensation	825,554	660,985	2,117,259	1,973,164
Travel	63,515	101,968	106,944	288,643
Director fees	170,000	181,576	490,989	481,576
Total	$2,488,400	$2,611,625	$8,050,516	$7,272,026

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

Three Months Ended September 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(72,560)	$—	$—	$(72,560)
Exploration expense
Johnson Tract	(1,355,351)	—	—	(1,355,351)
Lucky Shot	(286,643)	—	—	(286,643)
General exploration expenses	(338,555)	—	—	(338,555)
Total exploration expense	(1,980,549)	—	—	(1,980,549)
Depreciation expense	(24,948)	—	(2,576)	(27,524)
General and administrative expense	(92,280)	—	(2,396,120)	(2,488,400)
Total expenses	(2,170,337)	—	(2,398,696)	(4,569,033)

Income from equity investment in Peak Gold, LLC	—	29,533,425	—	29,533,425
Total income/(loss) from operations	(2,170,337)	29,533,425	(2,398,696)	24,964,392

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	378,249	378,249
Interest expense	—	—	(1,724,131)	(1,724,131)
Loss on derivative contracts	—	(30,335,871)	—	(30,335,871)
Gain on metal sales	—	2,201,866	—	2,201,866
Unrealized loss on marketable securities	—	—	(950,655)	(950,655)
Total other income/(expense)	—	(28,134,005)	(2,296,537)	(30,430,542)
INCOME/(LOSS) BEFORE INCOME TAXES	$(2,170,337)	$1,399,420	$(4,695,233)	$(5,466,150)

Nine Months Ended September 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(296,714)	$—	$—	$(296,714)
Exploration expense
Johnson Tract	(2,570,808)	—	—	(2,570,808)
Lucky Shot	(495,586)	—	—	(495,586)
General exploration expenses	(412,627)	—	—	(412,627)
Total exploration expense	(3,479,021)	—	—	(3,479,021)
Depreciation expense	(74,844)	—	(7,539)	(82,383)
General and administrative expense	(280,783)	—	(7,769,733)	(8,050,516)
Total expenses	(4,131,362)	—	(7,777,272)	(11,908,634)

Income from equity investment in Peak Gold, LLC	—	79,179,643	—	79,179,643
Total income/(loss) from operations	(4,131,362)	79,179,643	(7,777,272)	67,271,009

OTHER INCOME/(EXPENSE):
Interest and other income	$—	$—	$936,798	936,798
Interest expense	—	—	(6,505,716)	(6,505,716)
Loss on derivative contracts	—	(83,656,330)	—	(83,656,330)
Gain on metal sales	—	4,332,139	—	4,332,139
Unrealized gain on marketable securities	—	—	5,703,720	5,703,720
Total other income/(expense)	—	(79,324,191)	134,802	(79,189,389)
LOSS BEFORE INCOME TAXES	$(4,131,362)	$(144,548)	$(7,642,470)	$(11,918,380)

Total Assets	50,592,288	52,991,910	114,074,893	217,659,091
Total Liabilities	(1,788,554)	(114,675,172)	(53,385,830)	(169,849,556)
Net Assets/(Deficit)	$48,803,734	$(61,683,262)	$60,689,063	$47,809,535

Three Months Ended September 30, 2024	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(180,276)	$—	$—	$(180,276)
Exploration expense
Johnson Tract	—	—	—	—
Lucky Shot	—	—	—	—
General exploration expenses	(2,957,498)	—	—	(2,957,498)
Total exploration expense	(2,957,498)	—	—	(2,957,498)
Depreciation expense	—	—	(34,253)	(34,253)
Accretion expense	—	—	(3,221)	(3,221)
General and administrative expense	(152,652)	—	(2,458,973)	(2,611,625)
Total expenses	(3,290,426)	—	(2,496,447)	(5,786,873)

Income from equity investment in Peak Gold, LLC	—	28,525,857	—	28,525,857
Total income/(loss) from operations	(3,290,426)	28,525,857	(2,496,447)	22,738,984

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	140,702	140,702
Interest expense	—	—	(3,683,150)	(3,683,150)
Loss on derivative contracts	—	(28,844,179)	—	(28,844,179)
Gain on metal sales	—	873,984	—	873,984
Unrealized loss on marketable securities	—	—	(219,930)	(219,930)
Total other income/(expense)	—	(27,970,195)	(3,762,378)	(31,732,573)
INCOME/(LOSS) BEFORE INCOME TAXES	$(3,290,426)	$555,662	$(6,258,825)	$(8,993,589)

Nine Months Ended September 30, 2024	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(436,510)	$—	$—	$(436,510)
Exploration expense
Johnson Tract	—	—	—	—
Lucky Shot	—	—	—	—
General exploration expenses	(3,079,930)	—	—	(3,079,930)
Total exploration expense	(3,079,930)	—	—	(3,079,930)
Depreciation expense	—	—	(88,245)	(88,245)
Accretion expense	—	—	(9,542)	(9,542)
General and administrative expense	(310,813)	—	(6,961,213)	(7,272,026)
Total expenses	(3,827,253)	—	(7,059,000)	(10,886,253)

Income from equity investment in Peak Gold, LLC	—	27,689,971	—	27,689,971
Total income/(loss) from operations	(3,827,253)	27,689,971	(7,059,000)	16,803,718

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	163,161	163,161
Interest expense	—	—	(8,634,514)	(8,634,514)
Loss on derivative contracts	—	(57,023,000)	—	(57,023,000)
Gain on metal sales	—	873,984	—	873,984
Unrealized gain/(loss) on marketable securities	—	—	(219,930)	(219,930)
Total other income/(expense)	—	(56,149,016)	(8,691,283)	(64,840,299)
LOSS BEFORE INCOME TAXES	$(3,827,253)	$(28,459,045)	$(15,750,283)	$(48,036,581)

As of December 31, 2024
Total Assets	51,908,779	60,706,964	21,276,520	133,892,263
Total Liabilities	(2,143,570)	(57,692,107)	(72,783,941)	(132,619,618)
Net Assets/(Deficit)	$49,765,209	$3,014,857	$(51,507,421)	$1,272,645

19. Related Party Transactions

The Company has identified its relationship with Peak Gold JV as a related party. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company has made contributions to the Peak Gold JV and received distributions from it. See note 5 - Investment in the Peak Gold JV. Additionally, the Company purchased gold from Peak Gold JV. See note 13 - Debt. As of September 30, 2025, the Company owes Peak Gold JV $8.5 million related to these purchases. As of December 31, 2024, no amounts were owed to Peak Gold JV. These amounts are non-interest bearing with standard payment terms. For further details on transactions with Peak Gold JV, refer to notes 1 - Organization and Business, 2 - Basis of Presentation, 3 - Liquidity, 11 - Commitments and Contingencies, 14 - Derivatives and Hedging Activities, and 18 - Segments.

The Company holds an investment in marketable securities, consisting of approximately 6% of the outstanding shares of Onyx. The Company and Onyx share two directors. As of September 30, 2025, 3,500,000 of the shares are freely tradable, while the remaining 1,500,000 are in escrow and are scheduled to be released in two tranches by July 2026. In addition, the Company entered into lock-up agreements with Onyx, whereby the Company requires Onyx's approval if they wish to sell prior to the expiry of July 2026.

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

2025 Highlights and Recent Developments

Manh Choh Project

In July 2024, the Peak Gold JV commenced processing ore at the Fort Knox facility and on July 8, 2024, the Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. In 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to production at Manh Choh, followed by $87.0 million received during the nine months ended September 30, 2025.

During the first quarter of 2025, the Peak Gold JV (on a 100% basis) processed 323,000 tons of ore with an average grade of 0.215 ounces (“oz”) per ton and containing approximately 69,500 oz of gold. Gold recovery averaged 93.5%, resulting in approximately 65,000 oz of recovered gold, of which Contango’s 30% share amounted to 19,500 oz of gold. During the first quarter of 2025, 17,382 oz of gold were delivered to Contango and sold during the period.

During the second quarter of 2025, the Peak Gold JV (on a 100% basis) processed 255,000 tons of ore with an average grade of 0.222 oz per ton and containing approximately 56,000 oz of gold. Gold recovery averaged 93%, resulting in approximately 52,000 oz of recovered gold, of which Contango’s 30% share amounted to 15,700 oz of gold. During the second quarter of 2025, 17,764 oz of gold were delivered to Contango and sold during the period. As of June 30, 2025, 241 oz of gold remained in the Company.

During the third quarter of 2025, the Peak Gold JV (on a 100% basis) processed 287,000 tons of ore with an average grade of 0.214 oz per ton and containing approximately 61,400 oz of gold. Gold recovery averaged 92.5%, resulting in approximately 56,800 oz of recovered gold, of which Contango’s 30% share amounts to approximately 17,000 oz of gold. During the third quarter of 2025, 16,428 oz of gold were delivered to Contango and the Company sold 16,669 oz of during the period, which included 241 oz that was remaining at the end of the second quarter of 2025.

Johnson Tract Project

During the third quarter of 2025, the Company continued with ongoing work to permit the underground exploration drift along with baseline environmental and engineering work to support permitting a road and barge landing facility within the Transportation and Port Easements granted to Cook Inlet Regional Inc. (CIRI) the underlying land owner. Field crews started work in July 2025 and finalized the field program in mid-October.

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
•
Sustaining Capital costs of $61.3 million, including $12.3 million for contingency costs
•
All-In Sustaining Costs ("AISC") estimated at $860 per GEO sold
•
Non-discounted payback period 1.3 years

Lucky Shot Property

Subsequent to quarter end, the Company mobilized a drill rig at the Lucky Shot mine site to commence the first phase of a 15,000-meter underground in-fill drilling program. We expect assay results to start being reported in the first quarter of 2026. This work, along with detailed engineering, hydrology and geotechnical work will form the basis for a feasibility level mine and transportation plan for Lucky Shot, which are targeting to produce 30,000 to 40,000 ounces of gold per year using our Direct Shipping Ore (DSO) approach. We expect to complete the feasibility study in 12 to 18 months and make a production decision in 2027.

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

Dot Lake Complaint

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint and, on August 20, 2024, moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which sought to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV filed a Motion to Dismiss this reasserted claim, which motion was granted on July 31, 2025. On September 29, 2025, the Court entered an Order dismissing the action with prejudice based on the Stipulated Dismissal of Action filed by the parties and the Court closed the case.

Cook Inletkeeper, Chickaloon Village Traditional Counsel, Center for Biological Diversity.

On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. Plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District Court has not issued any rulings or relief and the permit in question is still active and in good standing. Management expects to be prevail in this litigation.

Index Inclusion

On September 15, 2025, the Company announced that it has been added to the Global Junior Gold Miners Index ("GDXJ"), effective at market close on September 19, 2025, pursuant to the GDXJ's semi-annual review and quarterly rebalance.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of September 30, 2025, the Company’s directors and executives beneficially own approximately 12.3% of the Company’s common stock.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the three months ended September 30, 2025 and 2024, claim rental expense were $0.1 million and $0.2 million, respectively.

Exploration Expense. Exploration expense for the three months ended September 30, 2025 was $2.0 million compared to $3.0 million for the three months ended September 30, 2024. Current period exploration expense primarily relates to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project. The prior period exploration expense related to a 3,000 meter surface drill program at the Johnson Tract Project.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2025 and 2024 was $2.5 million and $2.6 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, payroll and stock-based compensation expense. The increase is mainly driven by expenditures carried for marketing and investor relations, increased legal costs and professional fees.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the three months ended September 30, 2025 was $29.5 million compared to income of $28.5 million for the same period in 2024. The Manh Choh Project commenced production in July 2024, which generated income thereafter.

Interest Expense. For the three months ended September 30, 2025, interest expense was $1.7 million and primarily related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest expense related to the Company’s cumulative $23.1 million net draw-down on the Facility. Prior year interest expense of $3.7 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $58.0 million net draw-down on the Facility (see Note 13 - Debt).

Metal Sales. For the three months ended September 30, 2025 and 2024, the gain on metal sales was $2.2 million and $0.9 million, respectively, and related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties and hedged volumes sold at spot with obligation to repurchase at fixed price before delivering into hedges. The ounces sold during the three months ended September 30, 2025 were 16,669 with an average spot price of $3,647 compared to 12,850 ounces with an average spot price of $2,521 for the three-month period ended September 30, 2024.

Loss on Derivative Contracts. Loss on derivative contracts for the three months ended September 30, 2025 was comprised of unrealized and realized loss of $14.4 million and $15.9 million, respectively, compared to $22.9 million and $5.9 million, respectively, for the three months ended September 30, 2024. The variance is generated from the valuation of the derivative contracts which was affected by the increase of the spot price and the corresponding impact in the forward curves used to value them and the deliveries completed towards them. The Company delivered 11,900 gold ounces into the derivative contracts for the three-month period ended September 30, 2025. The Company delivered 14,826 gold ounces into the derivative contracts for the three-month period ended September 30, 2024 (see Note 14 - Derivative and Hedging Activities).

Unrealized loss on marketable securities. For the three months ended September 30, 2025, the unrealized loss on marketable securities was $1.0 million and related to valuation of the Company's investment in Onyx, compared to $0.2 million for the three months ended September 30, 2024.

Nine months Ended September 30, 2025 Compared to Nine months Ended September 30, 2024

Claim Rentals Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the nine months ended September 30, 2025 and 2024, claim rental expense were $0.3 million and $0.4 million, respectively.

Exploration Expense. Exploration expense for the nine months ended September 30, 2025 was $3.5 million compared to $3.0 million for the nine months ended September 30, 2024. Current period exploration expense primarily relates to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project. The prior period exploration expense related to a 3,000-meter surface drill program at the Johnson Tract Project.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2025 and 2024 was $8.1 million and $7.3 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, payroll and stock-based compensation expense. The increase is mainly driven by expenditures carried for marketing and investor relations, increased legal costs and professional fees and the Facility restructure.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the nine months ended September 30, 2025 was $79.2 million compared to income of $27.7 million for the nine months ended September 30, 2024. The Manh Choh Project commenced production in July 2024, which generated income for the second half of 2024 and the three quarters of 2025.

Interest Expense. For the nine months ended September 30, 2025, interest expense was $6.5 million and primarily related to the Debenture and interest expense related to the Company’s cumulative $23.1 million net draw-down on the Facility. Prior year interest expense of $8.6 million included interest expense related to the Debenture and interest expense related to the Company's cumulative $58.0 million net draw-down on the Facility (see Note 13 - Debt).

Metal Sales. For the nine months ended September 30, 2025 and 2024, the gain on metal sales was $4.3 million and $0.9 million, respectively, and related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties and hedged volumes sold at spot with obligation to repurchase at fixed price before delivering into hedges. The ounces sold during the nine months ended September 30, 2025 were 51,574 with an average spot price of $3,300, compared to 12,850 ounces with an average spot price of $2,521 for the nine-month period ended September 30, 2024.

Loss on Derivative Contracts. Loss on derivative contracts for the nine months ended September 30, 2025 was comprised of unrealized and realized loss of $57.0 million and $26.7 million, respectively, compared to $51.1 million and $6.0 million, respectively, for the nine months ended September 30, 2024. The variance is generated from the valuation of the derivative contracts which was affected by the increase of the spot price and the corresponding impact in the forward curves used to value them and the deliveries completed towards them. The Company delivered 23,839 gold ounces into the derivative contracts for the nine-month period ended September 30, 2025. The Company delivered 14,826 gold ounces into the derivative contracts for the three-month period ended September 30, 2024 (see Note 14 - Derivative and Hedging Activities).

Unrealized gain/(loss) on marketable securities. For the nine months ended September 30, 2025, the unrealized gain on marketable securities was $5.7 million and related to valuation of the Company's investment in Onyx, compared to a $0.2 million loss for the nine months ended September 30, 2024.

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP)

The table below presents reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost on a By-product Basis and (ii) AISC on a By-product Basis for the Peak Gold JV operations (Manh Choh) for the three and nine months ended September 30, 2025.

Cash Cost on a By-product Basis, per Ounce sold and AISC on a By-product Basis, per Ounce sold are measures developed by precious metals companies (including the Silver Institute and the World Gold Council) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that these non-GAAP measures as we report them are the same as those reported by other mining companies.

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

Cash Cost on a By-product Basis, per Ounce sold is an important operating statistic that we utilize to measure a mine's operating performance. We use AISC on a By-product Basis, per Ounce sold as a measure of a mine's net cash flow after costs for reclamation and sustaining capital. This is similar to the Cash Cost on a By-product Basis, per Ounce sold measure we report, but also includes reclamation and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain gold production. Cash Cost on a By-product Basis, per Ounce sold and AISC on a By-product Basis, per Ounce sold also allow us to benchmark the performance of the Peak Gold JV versus those of our competitors. These statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Costs on a By-product Basis, per Ounce sold and AISC on a By-product Basis, per Ounce sold are calculated by adjusting production cost of sales, as reported on the interim condensed consolidated statements of operations, as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Cash Cost on a By-Product Basis:
Total cost of sales	$92,875,525	$285,277,975
Less: silver revenue	(2,244,251)	(5,329,563)
Depreciation, depletion and amortization	(13,858,844)	(42,047,076)
Total	$76,772,429	$237,901,336
Sustaining capital
Sustaining capital - PPE	$6,638,883	$11,279,017
Exploration costs	2,261,510	4,458,793
Reclamation and other costs	521,478	1,557,648
JV Partner operator management fee	1,279,565	3,552,846
AISC on a By-Product basis	$87,473,865	$258,749,640

Divided by ounces sold	54,760	171,916
Cash Cost on a By-product Basis, per Ounce	$1,402	$1,384
AISC on a By-product Basis, per Ounce	$1,597	$1,505

Liquidity and Capital Resources

As of September 30, 2025, the Company had approximately $107.0 million of cash.

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

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. In the third and fourth quarters of 2024, the Company received cash distributions from the Peak Gold JV relating to production at Manh Choh of $19.5 million and $21.0 million, respectively. In the first, second and third quarters of 2025, the Company received cash distributions totaling $24.0 million, $30.0 million, and $33.0 million, respectively. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $3.0 million on the Facility and delivery into its hedge contracts, for the next twelve months from the date of this report. The Company made a repayment of $8.5 million on the Facility on October 2, 2025.

On September 25, 2025, the Company sold shares of common stock and pre-funded warrants and received gross proceeds of $50.0 million. The Company intends to use the net proceeds of approximately $47.5 million to advance its fully permitted Lucky Shot Project to a mine production decision over the next two years by completing underground and surface-based drilling and underground development work. Proceeds will also be used to advance its Johnson Tract Project, subject to receipt of appropriate permits, by mobilizing all equipment necessary to complete road construction to the planned portal, winterizing the project’s camp for year-round operations, starting construction of an exploration tunnel in order conduct advanced exploration drilling, and completing a feasibility-level mine plan. Any remaining proceeds will also be used for general corporate purposes, including working capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our third fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway ("Dot Lake"), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the "Corps") and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint seeks declaratory and injunctive relief based on the Corps' alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps' issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint and, on August 20, 2024, moved to intervene in the action, which Dot Lake opposed. On October 10, 2024, the Court granted intervention to the Peak Gold JV. On October 18, 2024, the Peak Gold JV joined the partial motion to dismiss that the Corps filed on August 23, 2024. On March 19, 2025, the Court entered an Order on Motion to Partially Dismiss, which Order dismissed three of the four claims asserted in the Complaint. On April 1, 2025, Dot Lake filed an Amended Complaint which sought to reassert one of the claims that was dismissed without prejudice. On May 2, 2025, the Peak Gold JV filed a Motion to Dismiss this reasserted claim, which motion was granted on July 31, 2025. On September 29, 2025, the Court entered an Order dismissing the action with prejudice based on the Stipulated Dismissal of Action filed by the parties and the Court closed the case.

On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. Plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District Court has not issued any rulings or relief and the permit in question is still active and in good standing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2025, the Company issued 11,216 shares of Contango common stock to Avidian Gold Corp. (“Avidian”) in satisfaction of the balance of the equity consideration that was due to Avidian in connection with the Company’s purchase of Avidian’s 100% owned

Alaskan subsidiary, Avidian Gold Alaska Inc. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

Other than as described above, there were no sales of unregistered equity securities during the third quarter of 2025.

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

The Company does not serve as the manager of the Peak Gold JV or operator of the Manh Choh mine, and all of its other projects are in the exploration stage. Accordingly, during the nine months ended September 30, 2025, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and, thus, no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On July 28, 2025, Brad Juneau, a director of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement provides for the sale by Mr. Juneau of up to 200,000 shares of our common stock, subject to certain conditions. Mr. Juneau’s Rule 10b5-1 trading arrangement will commence following the applicable cooling-off period and expire on April 10, 2026.

On October 15, 2025, before Mr. Juneau’s Rule 10b5-1 trading arrangement had commenced and in connection with the closing of the Company’s September underwritten offering and a related lock-up agreement that restricts Mr. Juneau from transferring shares of our common stock for a period of 90 days after closing of the offering, Mr. Juneau modified his 10b5-1 trading plan to extend the expiration date from April 10, 2026 to May 15, 2026.

Other than as disclosed above, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference (File No. 001-35770, unless otherwise indicated).

			Incorporated by Reference
Exhibit Number	Description	Filed Herewithin	Form	File No.	Ex.	Filing Date

2.1	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024
3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Form of Convertible Debenture		8-K	001-35770	4.1	04/09/2022
4.3	Form of Registration Rights Agreement dated as of December 23, 2022.		8-K	001-35770	4.1	12/23/2022
4.4	Form of Registration Rights Agreement dated as of January 19, 2023.		8-K	001-35770	4.1	01/19/2023
4.5	Form of Pre-Funded Warrants		8-K	001-35770	4.1	09/26/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: November 13, 2025	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)