Form 10-K
period 2025-12-31
Contango ORE, Inc.
filed 2026-03-16
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2025

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

(907) 388-7770

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such common stock as reported on the NYSE American) was $395,263,918. As of March 16, 2026, there were 16,821,321 shares of the registrant’s common stock outstanding.

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

FOR THE PERIOD ENDED DECEMBER 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express expectations about future events. Any statement that is not a historical fact is a forward-looking statement. These include such matters as:

•
The Company’s financial position;
•
Business strategy, including outsourcing;
•
Impacts from the Company’s future acquisition of new mining properties or businesses, including the pending merger with Dolly Varden Silver Corporation;
•
Meeting the Company’s forecasts and budgets;
•
Anticipated capital expenditures and the availability of future financing;
•
Risk in the pricing or timing of hedges the Company has entered into for the production of gold and associated minerals;
•
Prices of gold and associated minerals;
•
Timing and amount of future discoveries and production of natural resources (if any) on the Contango Properties and from the Peak Gold JV Property;
•
Operating costs and other expenses;
•
Cash flow and anticipated liquidity;
•
The Company’s ability to fund its business with cash flows from operations and current cash reserves;
•
Prospect development;
•
Operating and legal risks;
•
New governmental laws and regulations; and
•
Pending and future litigation.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause the Company’s actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include among others:

•
Availability and ability to raise capital to fund capital expenditures and repayment of indebtedness;
•
Ability to repay indebtedness when due;
•
Ability to retain or maintain capital contributions to, and our relative ownership interest in, the Peak Gold JV;
•
Ability to influence management of the Peak Gold JV;
•
Possibility that the pending merger with Dolly Varden Silver Corporation may not occur on the timeline expected or at all;
•
Ability to realize the anticipated benefits of the Dolly Varden Transaction;
•
Disruption from the Dolly Varden Transaction and transition of Dolly Varden’s management to the Company, including as it relates to maintenance of business and operational relationships;
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
•
Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost and/or availability of fuel, power, equipment, and supplies);
•
Timely and full receipt of sale proceeds from the sale of any of our mined products (if any);
•
Stock price and interest rate volatility;
•
Actions or inactions of third parties;
•
Strength and financial resources of competitors;
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

PART I

Item 1. BUSINESS

Overview

Contango ORE, Inc. (“CORE” or the “Company”) was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for and development of gold ore and associated minerals in the State of Alaska. On January 8, 2015, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”). On September 30, 2020, CORE Alaska sold a 30% membership interest in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The sale is referred to herein as the “CORE Transactions”.

Concurrently with the CORE Transactions, KG Mining, in a separate transaction, acquired 100% of the equity of Royal Alaska, LLC from Royal Gold, which held Royal Gold’s 40% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”). After the consummation of the Kinross Transactions, CORE Alaska retained a 30% membership interest in the Peak Gold JV. KG Mining now holds a 70% membership interest in the Peak Gold JV and KG Mining serves as the manager of the Peak Gold JV, which operates the Manh Choh (as defined below) mines.

The Company conducts its business through the below primary means:

•
its 30% membership interest in Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s production from the Main and North Manh Choh deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);
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
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately controls the mineral rights to approximately 145,330 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,850 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”); and
•
its wholly-owned subsidiary, Avidian Gold Alaska Inc., an Alaskan corporation (“Avidian Alaska”), which separately controls the mineral rights to approximately 15,260 acres of State of Alaska mining claims and upland mining leases for exploration, including (i) approximately 1,030 acres (the "Amanita NE Property") located in the Fairbanks Mining District approximately three miles east of the Fort Knox Gold Mine and 20 miles north of Fairbanks, Alaska, and (ii) approximately 10,850 acres (the "Golden Zone Property") located in the Valdez Creek Mining District on the eastern edge of the Alaska Range, located, approximately 150 miles southwest of Fairbanks, Alaska, along the George Parks Highway; and (iii) which leases for exploration the mineral rights to approximately 3,380 acres of State of Alaska mining claims, leasehold locations and an upland mining lease, located in the Fairbanks Mining District approximately five miles southwest of the Fort Knox Gold Mine and about 10 miles north of Fairbanks, Alaska (the "Amanita Property" and together with the Amanita NE Property and the Golden Zone Property, collectively the "Avidian Properties").

The Johnson Tract Project, Lucky Shot Property, Minerals Property and Avidian Properties are collectively referred to in this Annual Report on Form 10-K as the “Contango Properties”. For a more detailed description of our properties, including mineral reserves and resources, property locations, and exploration activities, see “Item 2. Properties” below.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

2025 Developments

During fiscal 2025, the Manh Choh Project, operated through the Peak Gold JV in which the Company holds a 30% interest, continued commercial production. The Company received $102.0 million in cash distributions from the Peak Gold JV during fiscal 2025 related to production at Manh Choh. For additional information regarding the Manh Choh Project, see “Item 2. Properties – Manh Choh Project.”

On September 25, 2025, the Company completed an underwritten public offering of common stock and pre-funded warrants, receiving gross proceeds of approximately $50.0 million. For additional information regarding this offering, see “Note 7 – Stockholders’ Equity” to the consolidated financial statements included in Item 8 of this Form 10-K and “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

On December 8, 2025, the Company entered into an arrangement agreement with Dolly Varden Silver Corporation to combine the two companies on a merger-of-equals basis pursuant to a statutory plan of arrangement. The transaction is expected to close in late March 2026. For additional information regarding the pending Dolly Varden transaction, see “Recent Developments” in Item 7 of this Form 10-K and “Note 12 – Commitments and Contingencies” to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Structuring incentives to drive behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. As of December 31, 2025, the Company’s directors and executives beneficially owned approximately 9.8% of the Company’s common stock.

Acquiring exploration properties. The Company anticipates from time to time acquiring additional properties for exploration, subject to the availability of funds. Acquiring additional properties will likely result in additional expense to the Company for minimum royalties, minimum rents and annual exploratory work requirements. The Company is open to strategic partnerships or alliances with other companies as a means to enhance its ability to fund new and existing exploration and development opportunities.

Employees

As of the date of this report, the Company has fifteen full-time employees. Rick Van Nieuwenhuyse, its President and Chief Executive Officer is responsible for the management of the Company. Brad Juneau serves as the Company’s Chairman. Mike Clark is the Chief Financial Officer and Secretary of the Company and is responsible for the financial and accounting affairs of the Company. The Company also uses the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. The Peak Gold JV is managed by KG Mining and all permanent positions are filled with employees of Kinross subsidiaries seconded over to the Peak Gold JV. In addition, the Peak Gold JV utilizes the services of consultants and independent contractors to perform geological, exploration and drilling operation services and independent third-party engineering firms to evaluate any mineral resources identified.

Corporate Offices

The Company currently leases office space at 516 2nd Avenue, Suite 401, Fairbanks, Alaska 99701 and 375 Water Street, Suite 405, Vancouver, BC V6B 5C6.

Available Information

You may read and copy all or any portion of this and past annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, on the Company's website at http://www.contangoore.com. Certain other information, including but not limited to the Company’s Corporate Governance Guidelines, the charters of key committees of the Company’s Board of Directors and its Code of Business Conduct and Ethics are also available on the Company’s website. In addition, filings made with the Securities and Exchange Commission ("SEC") electronically are publicly available through the SEC’s website at http://www.sec.gov.

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

Periods of global economic volatility create market uncertainty, which negatively affects the mining and minerals sectors in general. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to inflation, rising interest rates, tariffs, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect the Company’s growth. Future economic shocks may be precipitated by a number of causes, including a volatility in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the wars in Ukraine, Iran and Gaza), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

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

KG Mining is the Manager of the Peak Gold JV and has appointed two of the three designates to the JV Management Committee. The Company has appointed one designate to the JV Management Committee. KG Mining has a 70% membership interest in the Peak Gold JV, in accordance with the A&R JV LLCA, and, therefore, will continue to have the right to appoint two designates to the JV Management Committee with the Company appointing one designate. The affirmative vote of a majority of designates will determine most decisions of the JV Management Committee, including the approval of programs and budgets and the expenditure of the Peak Gold JV’s investments, which will include the level of expenditures. As a result, Kinross, through KG Mining has discretion regarding the use and allocation of funds for further exploration of the Peak Gold JV Property. The Company has limited ability to influence the decision of KG Mining in its capacity as Manager, or as the party controlling the majority of the JV Management Committee.

Failure to proportionately fund the operations of the Peak Gold JV or to elect not to contribute to an approved program and budget or contributes less than our proportionate membership interest could reduce the Company's interest in the Peak Gold JV.

Pursuant to the terms of the A&R JV LLCA, the Company and KG Mining are required to jointly fund the operations of the Peak Gold JV in proportion to their respective membership interests in that company. If a member elects not to contribute to an approved program and budget or contributes less than its proportionate membership interest, its percentage membership interest will be reduced. The Company’s ability to contribute funds sufficient to retain its membership interests in the Peak Gold JV may be limited. Operations commenced in July 2024, which has allowed the Peak Gold JV to operate from the cash flows generated from its operations, and there are no future anticipated cash calls. If there are any unforeseen cash calls and if the Company elects to not fund a portion of its cash calls to the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted. The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. During fiscal 2024, the Company received three cash distributions totaling $40.5 million from the Peak Gold JV relating to production at Manh Choh. During fiscal 2025, the Company received five additional cash distributions totaling $102.0 million. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that, with cash on hand, it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $4.0 million on the Facility, for the next twelve months from the date of this report. Failure to pay current debt obligations will result in an event of default and the Company’s debt would be due immediately or callable. The ability of the Company to raise capital or arrange financing in the future will depend, in part, on prevailing capital market conditions as well as the market price of metals. The Company cannot be certain that capital or financing will be available to the Company on acceptable terms, if at all. If the Company were unable to fund any unforeseen obligations for the Peak Gold JV, its membership interest in the Peak Gold JV would be diluted.

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

Pursuant to the A&R JV LLCA, there is no requirement that Kinross contribute any future amounts to the Peak Gold JV to continue exploration, development or operational work and the Company will have limited funds to continue exploration of the Peak Gold JV Property, if Kinross, through KG Mining, fails to contribute additional amounts to the Peak Gold JV.

Kinross has far greater technical and financial resources than the Company.

Kinross is a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. As of December 31, 2025, Kinross had a market capitalization of approximately $44.8 billion. Because of its vastly superior technical and financial resources, Kinross may adopt budgets and work programs for the Peak Gold JV that the Company will be unable to fund in the time frame required, and its interest in the Peak Gold JV may be substantially diluted.

The A&R JV LLCA restricts the Company’s right to transfer or encumber its interests in the Peak Gold JV.

The A&R JV LLCA contains certain limitations on transferring or encumbering interests in the Peak Gold JV, including any transfer that would cause termination of the Peak Gold JV as a partnership for Federal income tax purposes. However, none of the restrictions limit the transfer of any capital stock of the Company.

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
•
domestic and foreign tax policy; and
•
other factors.

Gold prices have experienced significant increases in recent periods, reaching historically high levels. While elevated gold prices generally improve project economics and increase revenues, they also create risks for the Company. A significant decline in the price of gold may result in the Company having to reassess the feasibility of its projects and could negatively affect the value of the Manh Choh Project and the Company’s securities.

In addition, the Company has entered into gold hedge contracts that limit the Company’s ability to benefit from increases in gold prices above the strike prices of those contracts. These hedges expose the Company to opportunity costs if gold prices remain at or above current elevated levels, and may require the Company to make significant cash payments to settle or unwind these contracts.

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

The Company’s business plan, which includes drilling and developing the Contango Properties’ exploration prospects, requires substantial capital expenditures. The Company’s ability to raise capital is dependent on many factors, including the status of various capital and industry markets at the time it seeks such capital. Accordingly, the Company cannot be certain that future financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, the Company may be unable to fund expenditures for exploration and development activities or be forced to sell all or some portion of its interest in the Contango Properties in an untimely fashion or on less than favorable terms.

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

Although the Lucky Shot and Johnson Tract Projects contain indicated and inferred resources, neither they nor any of the other Contango Properties have any “proven” reserves, as defined by S-K 1300. Notwithstanding any estimates, evaluations or measurements contained in the Lucky Shot and Johnson Tract Technical Report Summaries, there can be no assurance that commercially feasible quantities of minerals can be recovered from either of those projects. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are inherent risks of exploration programs. If the Company does not establish proven reserves in such properties, it might be required to curtail or suspend operations, in which case the market value of the Company’s common stock may decline.

Some of the Company's assets are located in regions of Alaska that may limit activities by weather and impact access for infrastructure.

The Peak Gold JV is actively mining the Manh Choh deposit in the State of Alaska. The arctic climate may limit exploration and mining activities during certain seasons. In addition, the remote location of the properties may limit access and increase exploration expense. Higher costs associated with exploration activities and limitation on the annual periods in which the Company can carry on exploration activities might increase the costs and time associated with our planned exploration activities and could negatively affect the value of the Peak Gold JV Property and the Company’s securities.

Concentrating capital investment in the State of Alaska increases exposure to risk.

To date, the Company has focused its capital investments in exploring for gold and associated mineral prospects in the State of Alaska. Because of this concentration in a limited geographic area, the success and profitability of our operations may be disproportionately exposed to regional factors relative to competitors that have more geographically dispersed operations.

The Company will primarily rely on the accuracy of the estimates in reports provided to the Company by the Peak Gold JV’s Manager and outside consultants and engineers.

The Company will primarily rely on the accuracy of reports provided to it by the Peak Gold JV’s Manager and independent third-party consultants. If those reports prove to be inaccurate, the Company’s financial reports could have material misstatements. Further, the Company will use the reports of such independent consultants in its financial planning. If the reports prove to be inaccurate, the Company may make misjudgments in its financial planning.

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

Underground exploration and development work are subject to unique risks.

We are currently conducting exploratory work, and expect to undertake development work, at the Lucky Shot and Johnson Tract Properties. Such work involves underground activities. The exploration for minerals, mine construction and mining operations in an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases, and because of the location, avalanches. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

The Company and the Peak Gold JV cannot provide assurance that the title to their properties will not be challenged.

The Company, through its wholly-owned subsidiaries, controls the mineral rights to unpatented mining claims and upland leases for gold ore exploration. Unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska and the rights of third parties to the use of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions.

The Peak Gold JV conducts operations pursuant to the Tetlin Lease with the Tetlin Tribal Council. In connection with the assignment of the Tetlin Lease from the Company to the Peak Gold JV, the Company and the Native Village of Tetlin entered into an Estoppel and Agreement and a Stability Agreement, which were approved by the Tetlin Tribal Council and the Native Village of Tetlin members and renewed on September 29, 2020 in connection with the Contango Transactions described in “Item 2 Property Summary” (the “Tetlin Agreements”). The Tetlin Agreements approved the assignment of the Tetlin Lease to the Peak Gold JV and, among other things, confirmed the validity and effectiveness of the Tetlin Lease.

We cannot provide assurance that title to our properties will not be challenged. We or the Peak Gold JV, as applicable, may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our and the Peak Gold JV’s ability to ensure that we or the Peak Gold JV, as applicable, have obtained a secure claim to individual mining properties may be severely constrained. Our and the Peak Gold JV’s mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups.

A deficiency in title or claims by a third party may not be curable. In such circumstances, the Company or the Peak Gold JV, as applicable, might not be able to proceed with exploration of its properties or might incur costs to remedy a defect. Alternatively, the Company or the Peak Gold JV might elect to proceed with mining work despite any such deficiency or claim.

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

The Company will compete with a broad range of mining companies with far greater financial resources and in-house technical expertise than the Company. Most competitors have been operating for a much longer time than the Company. As a result, the Company may not be able to compete effectively with such companies and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies.

Our business depends on the continued contributions made by Rick Van Nieuwenhuyse, as our key executive officer, whose loss could have a material adverse effect on our business.

Our future success depends on our ability to attract and retain qualified long-term management, administrative, geology, and database management personnel. Specifically, our success is dependent upon the continued contributions made by our President and Chief Executive Officer, Rick Van Nieuwenhuyse.

If Mr. Van Nieuwenhuyse cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in a severe damage to our business operations and would have an adverse material impact on our financial position and operational results. To continue as a viable operation, in such a situation, the Company might have to recruit and train replacement personnel at a higher cost. Additionally, if Mr. Van Nieuwenhuyse joins our competitors or develops similar businesses that are in competition with the Company or the Peak Gold JV, our business may also be negatively impacted.

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

As of December 31, 2025, there were approximately 15.0 million shares of the Company’s common stock outstanding, with directors and officers beneficially owning approximately 9.8% of the common stock. The Company's common stock is quoted on the NYSE American under the symbol “CTGO”. Although the Company’s common stock is quoted on the NYSE American and trading volumes have increased over the last few months, the trading has historically been irregular and with low volumes and therefore the market price of its common stock may be difficult to ascertain. Since the Company’s common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of the Company’s common stock.

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

We face risks related to health epidemics and other outbreaks or fear of such an event.

Our business could be adversely affected by a widespread outbreak of contagious disease, such as the outbreak of the 2019 novel strain of coronavirus, known as COVID-19. If a significant portion of our workforce, or the Peak Gold JV’s workforce becomes unable to work or travel to our operations or the Peak Gold JV’s operations, due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we, or the Peak Gold JV, may be forced to reduce or suspend operations at one or more properties, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent future health pandemics adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our ability to raise additional capital, information systems and cyber security and risks relating to operations, impacts of governmental regulations, availability of infrastructure and employees and challenging global financial conditions.

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

The proposed arrangement with Dolly Varden Silver Corporation may not be completed on the terms or timeline currently anticipated, or at all, which could adversely affect our business, financial condition, and stock price.

On December 8, 2025, we entered into an arrangement agreement (the “Dolly Varden Arrangement Agreement”) with Dolly Varden Silver Corporation (“Dolly Varden”) to combine our company and Dolly Varden on a merger-of-equals basis (the “Dolly Varden Arrangement”). The completion of the Dolly Varden Arrangement is subject to customary closing conditions, including, among others, the approval of Dolly Varden shareholders, court approval under the Business Corporations Act (British Columbia), the receipt of required regulatory approvals, and the absence of any material adverse change. There can be no assurance that these conditions will be satisfied or waived on a timely basis, or at all. If the Dolly Varden Arrangement is not completed, we may be subject to a number of risks, including:

•
the diversion of management’s attention from our ongoing business operations during the pendency of the Dolly Varden Arrangement;
•
the incurrence of significant transaction costs, including legal, accounting, and advisory fees, regardless of whether the Dolly Varden Arrangement is completed;
•
potential negative reactions from the financial markets, including a decline in the trading price of our common stock; and
•
potential litigation related to the Dolly Varden Arrangement or the failure to complete it.

Any failure to complete the Dolly Varden Arrangement could have a material adverse effect on our business, results of operations, financial condition, and stock price.

We may not realize the anticipated benefits of the proposed arrangement with Dolly Varden, and the integration of the two companies may present significant challenges.

The success of the proposed arrangement with Dolly Varden will depend, in part, on our ability to realize the anticipated benefits from combining the two companies. Achieving these benefits will depend on a number of factors, some of which are beyond our control, including our ability to:

•
successfully integrate Dolly Varden’s operations, assets, personnel, and corporate culture with our own;
•
retain key employees of both companies following completion of the Dolly Varden Arrangement;
•
effectively manage an expanded portfolio of mineral properties, including Dolly Varden’s silver-focused assets located in British Columbia, Canada, which represents a new geographic and commodity focus for our company;
•
achieve the expected synergies and cost savings from the combination; and
•
maintain existing relationships with joint venture partners, lessors, contractors, suppliers, and other business partners.

The combined company will be renamed “Contango Silver & Gold Inc.” and will be led by a new management team, including officers from both Contango and Dolly Varden. Integration efforts may divert management’s attention from ongoing operations and place significant demands on management, administrative, and operational resources. If we are unable to successfully integrate Dolly Varden’s business or realize the anticipated benefits of the Dolly Varden Arrangement, our business, financial condition, and results of operations could be materially adversely affected.

In addition, upon completion of the Dolly Varden Arrangement, existing Contango shareholders and existing Dolly Varden shareholders will each own approximately 50% of the combined company on a fully diluted in-the-money basis. As a result, current Contango shareholders will have a significantly reduced ownership and voting interest in the combined company compared to their current ownership of the Company.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company has partnered with Alasconnect LLC to evaluate the cyber risk and IT control capabilities within the enterprise. The goal is to increase cyber-resilience and cyber-threat response preparedness. Cyber policies, procedures and practices are extended to all third-party vendors and appropriately communicated to both management and the Board by way of strategic cyber incident tabletop exercises and quarterly board IT governance reporting. Any material risks identified from cyber security threats will be communicated to the management team, comprised by the CEO and CFO, which will evaluate and manage the risk, which may also include the direct report of cybersecurity risks to the board. Although to-date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain an area of attention.

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

The information that follows is derived, for the most part, from, and in some instances is an extract from, the Manh Choh TRS as of May 12, 2023, the Lucky Shot Technical Report Summary (“TRS”) as of May 26, 2023, and the Johnson Tract TRS as of May 12, 2025. The Manh Choh TRS, Lucky Shot TRS, and Johnson Tract TRS were prepared in compliance with the Item 601(b)(96) and S-K 1300. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the Manh Choh TRS, Lucky Shot TRS, and Johson Tract TRS, filed as Exhibits 96.1, 96.2 and 96.3, respectively, to this Form 10-K and incorporated herein by reference.

Property Summary

On January 8, 2015, the Company and a subsidiary of Royal Gold, formed the Peak Gold JV and the Company contributed its leasehold interest in a mineral lease with the Native Village of Tetlin whose governmental entity is the Tetlin Tribal Council (“Tetlin Tribal Council”) for the exploration of minerals near Tok, Alaska on a currently estimated 675,000 acres (the “Tetlin Lease”) to the Peak Gold JV. In addition to the Tetlin Lease, the Peak Gold JV also holds 159 State of Alaska mining claims covering approximately 13,000 acres for the exploration of gold and associated minerals (together with the Tetlin Lease, the “Peak Gold JV Property”). As of December 31, 2025, the Company held a 30% membership interest, and KG Mining held a 70% membership interest in and manages the Peak Gold JV. The Peak Gold JV Property contains the Main and North Manh Choh deposits (the “Manh Choh Project”), which the Company currently considers its only material property.

The Company also separately controls the mineral rights to approximately 190,190 acres of State of Alaska and patented mining claims, upland leases, and fee simple leases for exploration through its wholly-owned subsidiaries LSA (consisting of the Lucky Shot Property), Contango Minerals (consisting of the Eagle/Hona, Triple Z, and Shamrock prospects and additional state mining claims in the Willow Mining District), Contango Mining Canada (consisting of Johnson Tract) and Avidian Alaska (consisting of the Golden Zone, Amanita and Amanita NE properties), and has begun allocating more annual resources to exploration of those properties and other new opportunities. Encumbrances on each property, such as royalties, are discussed within the property descriptions.

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

The following table outlines the land ownership of the five legal entities that control mineral rights in Alaska: the Company's 30% ownership of the Peak Gold JV (through CORE Alaska); LSA; Contango Minerals; JT Mining, Inc., and Avidian Alaska; each as of December 31, 2025:

Property	Location	Commodities	Claims	Estimated Acres	Type
Peak Gold JV (30% Interest):
Tetlin Lease	Eastern Interior	Gold, Copper, Silver	—	675,000	Lease
Tok/Eagle	Eastern Interior	Gold, Copper, Silver	159	13,000	State Mining Claims
			159	688,000
J T Mining (Leased from Cook Inlet Region, Inc.) (100% Interest):
Johnson Tract	South Central	Gold, Silver, Lead, Zinc, Copper	—	21,000	Lease
			0	21,000
LSA (Leased from Alaska Hard Rock Inc.) (100% Interest):
Lucky Shot	South Central	Gold	58	7,900	State Mining Claims
Lucky Shot	South Central	Gold	46	700	Patented Mining Claims
			104	8,600
Contango Minerals (100% Interest):
Eagle/Hona	Eastern Interior	Gold, Copper, Silver	450	69,780	State Mining Claims
Triple Z	Eastern Interior	Gold, Copper, Silver	95	14,850	State Mining Claims
Shamrock	Eastern Interior	Gold, Copper, Silver	361	52,700	State Mining Claims
Willow	South Central	Gold	69	8,000	State Mining Claims
Amanita NE	Interior	Gold	1	1,030	State Upland Mining Lease
Golden Zone	Central	Gold	69	10,850	68 State Mining Claims, 1 Upland mining Lease
			1,045	157,210
Avidian Alaska (Leased from Tanya Stolz) (100% Interest):
Amanita	Interior	Gold	55	3,380	54 State Mining Claims, 1 Upland Mining Lease
			55	3,380
		TOTALS:	1,363	878,190

Below is a map showing the location of the Peak Gold JV Property and the Contango Properties, including the ownership percentage for the rights associated with each property held by the Peak Gold JV or the Company, as applicable, and the nature of each interest:

Contango ORE, Inc. Alaska Properties
Amanita NE (1,030 Acres)
Shamrock (52,700 Acres)
Amanita (3,380 Acres)
Fort Knox Mine
Eagle/Hona (69,780 Acres)
Fairbanks
Pogo Mine
Alaska
Canada
Tintina Fault
Golden Zone (10,850 Acres)
Triple Z (14,850 Acres)
Tok
Manh Choh (688.000 Acres)
Lucky Shot (16,600 Acres)
Denali Fault
Anchorage
Johnson Tract (21,000 Acres)
*Additional 199,624 acre Exploration Agreement
Peak Gold JV - Manh Choh Property
100% Leased Tetlin lands
100% owned AK State Claims
Contango ORE Properties
100% Owned or Leased
0
200
miles
CONTANGO ORE

Below are the coordinates of the Peak Gold JV Property and the Contango Properties:

Property	Latitude*	Longitude*
Shamrock	64.397	-146.532
Eagle/Hona	63.209	-143.440
Manh Choh	62.947	-142.627
Triple Z	63.364	-142.490
Lucky Shot	61.776	-149.411
Willow	61.802	-149.232
AmanitaNE	65.021	-147.168
Amanita	64.937	-147.424
Golden Zone	63.194	-149.667
Johnson Tract	60.123	-152.919

* Lat/Long (NAD83)

Commercial Production at the Manh Choh Project began in the second half of 2024. The Contango Properties are all currently in the exploration stage and are not currently producing. Besides the Lucky Shot Project, which had historic production from late 1920s until 1942, none of the other Contango Properties have ever been commercially produced.

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

Current Mining Activity

The Peak Gold JV’s Manh Choh mine is now actively mining from an open pit. Ore is stockpiled depending on grade and oxide/sulfide content and transported to the Fort Knox mill for future processing. Other than the former-producing mines located on the Lucky Shot Property (described below), which are not currently in production, there are no existing mines on any of the other Contango Properties. At Lucky Shot, the Company is developing an underground mine by enhancing underground access for exploration and development drilling. At Johnson Tract, the Company is working to permit the underground exploration drift, along with performing baseline environmental and engineering work. The Company has not determined the type of mine that may be established in the future at its other exploration stage properties (Eagle-Hona, Triple Z, Shamrock, Amanita NE, Amanita and Golden Zone) in connection with any possible mineral production.

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

Manh Choh Project

The mineral reserves and resources at the Manh Choh Project are contained within two deposits: Manh Choh North and Manh Choh South. They were developed using a computer-based block model based on drill hole assay information and geologic interpretation of the mineralization boundaries. Mineral reserves and resources were estimated using the block model and open pit design software to establish the component of the deposit with reasonable prospects for economic extraction. The current reserve and resource statement reflects mineral additions due to additional drilling within the Manh Choh Project that has been completed over the last year, as well as depletion due to production during the same period. Monthly reconciliations from mining operations captured incremental ore blocks and waste blocks. The Mineral reserve and resource estimate was prepared by Kinross Technical Services (KTS) and reviewed by the Qualified Person.

The tables below summarize the mineral reserve and resource estimates for the Manh Choh Project effective December 31, 2025 on both a: (i) Peak Gold, LLC 100% ownership basis and (ii) Contango ORE 30% attributable ownership basis.

Peak Gold, LLC Reserves 100% Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	525	4.0	68	11.8	199
Probable	2,379	7.4	566	11.3	1,061
Total Proven + Probable	2,904	6.8	634	11.4	1,260

Contango ORE Reserves 30% Attributable Ownership

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Proven	158	4.0	20	11.8	60
Probable	714	7.4	170	11.3	259
Total Proven + Probable	872	6.8	190	11.4	319

Notes:

1.
The definitions for mineral reserves in S-K 1300 were followed for mineral reserves.
2.
Mineral reserves were estimated at long term prices of $2,000/oz Au and $23.50/oz Ag.
3.
Mineral reserves are reported at an economic cut-off that varies by process cost and metallurgical recovery, approximately equivalent to 2.50 g/t Au.
4.
Mineral reserve estimates incorporate dilution built in during the re-blocking process and assume 100% mining recovery.
5.
Mineral reserves are reported in dry metric tonnes.
6.
Numbers may not total due to rounding.
7.
Mineral reserves are reconciled and incorporate depletion from 2024 and 2025 production.

The Qualified Person is not aware of any risk factors associated with, or changes to, any aspects of the modifying factors such as mining, metallurgical, infrastructure, permitting, or other relevant factors that could materially affect the mineral reserve estimate.

Peak Gold, LLC Resources 100% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	621	2.0	39	11.9	237
Indicated	382	2.1	26	6.6	81
Total Measured + Indicated	1,003	2.0	65	9.8	318

Contango Resources 30% Ownership (Exclusive of Reserves)

	Tonnage	Grade	Contained Metal	Grade	Contained Metal
Category	(000 t)	(g/t Au)	(000 oz Au)	(g/t Ag)	(000 oz Ag)
Measured	186	2.0	12	11.9	71
Indicated	115	2.1	8	6.6	24
Total Measured + Indicated	301	2.0	20	9.8	95

Notes:

1.
The definitions for mineral resources in S-K 1300 were followed for mineral resources.
2.
Mineral resources are reported exclusive of mineral reserves.
3.
Mineral resources are estimated using long term prices of $2,000/oz Au price and $23.53/oz Ag price.
4.
Mineral resources are reported using un-diluted Au and Ag grades.
5.
Mineral resources are reported within constraining pit shells.
6.
Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.
Mineral resources are reported in dry metric tonnes.
8.
Numbers may not total due to rounding.
9.
Mineral reserves are reconciled and incorporate depletion from 2024 and 2025 production.

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

Johnson Tract Project

The mineral resources at the Johnson Tract Project are contained within one deposit. It was developed using a computer-based block model based on drill hole assay information and geologic interpretation of the mineralization boundaries. Mineral resources were estimated using the block model and underground shapes created in Leapfrog software using a 3.0 g/t Au cut off grade averaged over 3 meters to establish the areas of the deposit with reasonable prospects for economic extraction. The mineral resource block model and estimate were prepared by the Qualified Person. The model was based on validated drilling data available through May 2025.

The tables below summarize the mineral resource estimates for the Johnson Tract Project effective as of May 12, 2025

	Tonnage	Grade	Grade	Cu	Pb	Zn	AuEq
Category	(000 t)	(g/t Au)	(g/t Ag)	(%)	(%)	(%)	(g/t)
Indicated	3,489	5.33	6.00	0.56	0.67	5.21	9.39
Inferred	706	1.36	9.10	0.59	0.30	4.18	4.76
Total Indicated + Inferred	4,195	6.69	15.10	1.15	0.97	9.39	14.15

		Contained Metal	Contained Metal	Contained Metal	Contained Metal	Contained Metal	Contained Metal
Category		(000 oz Au)	(000 oz Ag)	(M Lb Cu)	(M Lb Pb)	(M Lb Zn)	(000 oz AuEq)
Indicated		598	673	43.10	51.50	400	1,053
Inferred		31	207	9.20	4.70	65	108
Total Indicated + Inferred		629	880	52.30	56.20	465	1,161

Notes

1.
Includes all drill holes completed at Johnson Tract Deposit, with drilling completed between 1982 and most recently as October 2021.
2.
Assumed metal prices are US$1650/oz for gold (Au), US$20/oz for silver (Ag), US$3.50/lb copper (Cu), US$1/lb lead (Pb), and US$1.50/lb for zinc (Zn). Metal prices were established considering the review of three-year averages of published monthly values.
3.
Gold Equivalent (AuEq) is based on assumed metal prices and payable metal recoveries of 97% for Au, 85% for Ag, 85% Cu, 72% Pb and 92% Zn from metallurgical testwork completed in 2022.
4.
AuEq equals = Au g/t + Ag g/t × 0.01 + Cu% × 1.27 + Pb% × 0.31 + Zn% × 0.59.
5.
An average bulk density value of 2.84 used as determined by conventional analytical methods for assay samples.
6.
Capping applied to assays to restrict the impact of high-grade outliers.

7.
Preliminary underground constrains were applied, including the elimination of isolated or scattered blocks above cut-off grade to define the “reasonable prospects of eventual economic extraction” for the Mineral Resource Estimate.
8.
Mineral resources as reported are undiluted.
9.
Mineral resource tonnages have been rounded to reflect the precision of the estimate.
10.
Readers are cautioned that mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

The Peak Gold JV Property is accessible via a new 18 mile secured mine access road connected to the Alaska Highway. The majority of our Peak Gold JV Property is accessible only via helicopter, although many winter trails exist in the Tetlin Hills and Mentasta Mountains in the northern and southwestern parts of the properties, respectively. Winter trails link Tetlin Village to the village of Old Tetlin and continue south to the Tetlin River airstrip, a 1,500 foot long unmaintained gravel strip located in the Tetlin River Valley. Winter trails also provide access to the Tuck Creek valley from the village of Mentasta on the Tok Cutoff Highway.

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

The Peak Gold JV was required to spend $350,000 per year annually until July 15, 2018 in exploration costs pursuant to the Tetlin Lease. Exploration expenditures to date under the Tetlin Lease have satisfied this work commitment requirement for the full lease term, through 2028, because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. The Tetlin Lease also provides that the Peak Gold JV will pay the Tetlin Tribal Council a production royalty ranging from 3% to 5% should the Peak Gold JV deliver to a purchaser on a commercial basis precious or non-precious metals derived from the properties under the Tetlin Lease. The Company had previously paid the Tetlin Tribal Council $225,000 in exchange for reducing the production royalty payable to them by 0.75%. These payments lowered the production royalty to a range of 2.25% to 4.25%. The Tetlin Tribal Council had the option to increase its production royalty by (i) 0.25% by payment to the Peak Gold JV of $150,000, (ii) 0.50% by payment to the Peak Gold JV of $300,000, or (iii) 0.75% by payment to the Peak Gold JV of $450,000. The Tetlin Tribal Council exercised the option to increase its production royalty by 0.75% by payment to the Peak Gold JV of $450,000 on December 31, 2020. In lieu of a cash payment, the $450,000 will be credited against future production royalty and advance minimum royalty payments due by the Peak Gold JV to the Tetlin Tribal Council under the lease once production begins.

Production commenced in July 2024 and the Peak Gold JV commenced paying the production royalty obligations pursuant to the terms of the Tetlin Lease. Additionally, the Peak Gold JV is paying RG Royalties, LLC a production royalty of

3% on commercial production of gold or derived from the Tetlin Lease and the 159 Peak Gold JV owned State of Alaska Mining Claims. RG Royalties, LLC holds a separate silver production royalty of 28% on a 3,931 acre portion of the Tetlin Lease, including the Manh Choh North and Manh Choh South deposits. The 159 mining claims will also be subject to taxes and royalties due to the State of Alaska on mineral production from state lands.

Exploration & Development Overview

In July 2022, the Peak Gold JV released a feasibility study and Kinross announced that it would proceed with development of the project. Aggregate capital expenditures for the Peak Gold JV to execute the development plan were forecast to be approximately $189 million, including $30 million for the purchase the highway ore transport fleet. The Manh Choh camp and road access to the mine site were completed and production commenced during the second half of 2024, with a mine plan that consisted of two small, open pits to be mined concurrently over 4.5 years. Mined ore from the Main and North Manh Choh deposits is being transported to and processed at the Kinross-owned Fort Knox mining and milling complex located 250 highway miles (400 kilometers) away.

The feasibility study included an Average All-in Sustaining Costs (AISC) for the Company estimated at $1,116 per Au eq. oz. (which includes the Fort Knox Toll processing costs). The current estimated AISC for the remaining life of mine is projected to be between $1,700 to $1,800 per Au eq. oz (See Item 7 for gold production guidance estimates). As of December 31, 2025, the Company has contributed approximately $106.2 million to the Peak Gold JV.

Geology

The exploration effort on the Tetlin Lease for the Manh Choh Project identified two prospective mineral deposits (Main and North Manh Choh) and several other gold and copper prospects following drilling programs begun in 2011. While proven and probable mineral reserves have been reported for the Manh Choh Project, mineral reserves have not been reported on any of the other targets on the Peak Gold JV Property. There has been no recorded past placer or lode mining on Peak Gold JV Property, and the Company and the Peak Gold JV are the only entities known to have conducted drilling operations on the Peak Gold JV Property.

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

From a regional perspective, the Peak Gold JV Property is located in the Tintina Gold Belt in rocks that are highly prospective for gold deposits as well as porphyry copper-molybdenum-gold deposits. These two genetically different types of mineralization overlap in eastern Interior Alaska and the western Yukon Territory and are host to dozens of known prospects, deposits and active mines. In addition, rocks on the southern edge of the Peak Gold JV Property are prospective for nickel-copper-platinum group element deposits. Prior to its discovery in 2009, the style of mineralization discovered on the Chief Danny prospect on the Peak Gold JV Property was unknown in Interior Alaska. Diamond drilling results have revealed the presence of a distinctive suite of elements and minerals at the Main Manh Choh, North Manh Choh and Discovery Zones that do not match the typical characteristics of gold deposits of the Tintina Gold Belt but do share several diagnostic characteristics of gold-copper-silver skarn deposits, possibly as part of a larger porphyry copper-molybdenum-gold system. “Skarn” is a term that refers to a distinctive class of mineral deposits formed where limestone-bearing rocks are intruded by hot, fluid-bearing granitic rocks. The Main Manh Choh and North Manh Choh Zones mineralization most closely resembles the gold-sulfide skarns mined at the Fortitude deposit in the Battle Mountain Mining District of central Nevada.

Exploration Activity and Targets

Chief Danny Prospect Area. The Chief Danny Prospect Area currently is the most advanced exploration target on the Peak Gold JV Property and is comprised of several distinct mineralized areas: the Main Manh Choh Zone, Berg, Mohawk, Silverbell, Infrastructure Pad and SSS Zones. The Chief Danny prospect was discovered during rock, stream sediment and pan concentrate sampling in 2009 and since then has been explored using top of bedrock soil auger sampling, trenching, ground IP geophysics, airborne magnetic and resistivity surveys and core drilling. Results from this work indicate the presence of a zoned metal-bearing system consisting of a gold-copper-iron enriched core covering six square miles at Chief Danny. The Company has also conducted some environmental base line studies on the areas surrounding the Chief Danny prospect, as well as airborne magnetic and resistivity programs. From 2009 through December 31, 2025, the Company conducted field-related exploration work at the Chief Danny Prospect, including collecting the following samples:

						Stream
		Core	Rock	Soil	Pan Con	Silt	Core	IP/Geophysics	Trenching
Year	Program	Samples	Samples	Samples	Samples	Samples	(feet)	(kilometers)	(feet)
2009	Chief Danny	—	958	33	94	11	—	—	2,330
2010	Chief Danny	—	613	760	668	795	—	14	—
2011	Chief Danny	1,267	20	688	—	—	8,057	3,957	—
2012	Chief Danny	5,223	82	1,029	—	—	36,006	—	—
2013	Chief Danny	8,970	14	1,406	85	278	47,081	2,414	—
2014	Chief Danny	—	—	—	—	—	—	—	—
2015	Chief Danny	8,352	133	—	—	—	46,128	—	—
2016	Chief Danny	10,450	21	694	—	—	67,336	24	—
2017	Chief Danny	11,864	112	975	408	408	59,347	48	—
2018	Chief Danny	2,973	402	63	45	9	20,307	80	—
2019	Chief Danny	1,575	839	1,563	18	—	10,079	1,049	—
2020	Chief Danny	—	—	—	—	—	4,575	—	—
2021	Chief Danny	—	—	—	—	—	33,010	—	—
2022	Chief Danny	1,260	493	1,681	—	584	8,983	—	—
2023	Chief Danny	—	27	313	—	—	2,308	—	4,100
2024	Chief Danny	2,373	—	—	—	—	15,665	—	—
2025	Chief Danny	4,220	155	1,355	—	—	24,051	—	1,500
	Total	58,527	3,869	10,560	1,318	2,085	382,933	7,586	7,930

Drill locations for Chief Danny Area

Generative $1.6M
31%
$5.2M
44%
Near Mine $2.3M
25%
Minex $1.3M
Saddle Volcanics
Conductive
Conductive
& Pipe,
Chargeable
Conductor
Chargeable
Conductor
Prospect
Gully
Mineralized NE Trend
Goldilocks Zone
Mt Skarn Trend
North Pit
South Pit
Chargeable Conductor
Prospective Rocks on
Surface
Drill Collars
N
1 Kilometer

Initial drilling area focused on “near mine” exploration drilling approximately 2,970m focused on previously identified mineralized faults and skarn system mineralization on the NW end of Mohawk ridge and Silverbell. Drilling in this area focused on mineral systems hypothesizes and follow up testing of previously ID geophysics and surface Geochem anomalies. The second phase of drilling focused on the “Minex” program, drilling approximately 2,800m on the NW corner of the S. Pit wall. Drilling focused on incremental growth to current resources in the mining life of mine plan. The third drill phase, approximately 1540m, was generative in nature following up on prospective sites in Prospect Gully, Saddle, and west Silverbell.

Additionally, two soil grids were completed – Access Rd area north of the current mine, and the Neldzeegn grid on the SW area of the property.

Community Affairs

In April 2015, the Peak Gold JV entered into a Community Support Agreement (as amended, the “Support Agreement”) with the Tetlin Village for a one-year period, which has been extended multiple times. Under the most recent extension, dated January 1, 2024, the Peak Gold JV will provide payments to the Tetlin Village four times during the year for an aggregate amount of $100,000 per year through January 1, 2026. The Support Agreement defines agreed uses for the funds and auditing rights regarding use of funds. In addition, the Peak Gold JV supports the Tetlin Village in maintenance of the village access road, which is used by the Peak Gold JV in furtherance of the Manh Choh Project. In 2025, the Peak Gold JV spent approximately $2.4 million in the community, consistently employed over 100 local employees (including contractor local hires), and conducted approximately 6,100 stakeholder engagement activities.

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

The map below depicts the Lucky Shot Property leased by the Company:

Lucky Shot Project
Fern
Gold Top
Lucky Shot
Coleman
Independence
Gold Bullion
Willow Fishhook Road
Grubstake Gulch
40 kilometersto Willow
N Palmer-Fishhook Road
80 kilometers to Anchorage
N
Lucky Shot State Claims
Lucky Shot Patented Claims
Historic Gold Mine
0
6
kilometers

Geology

The Willow Creek Mining District straddles the margin of a granodiorite batholith that forms the Talkeetna Mountains and is bounded on the south by the Castle Mountain fault system. The Lucky Shot vein system was determined to be continuous from the War Baby to the Coleman across the project area – a distance of approximately 1.6 kilometers (1 mile), with two high-angle faults structures segmenting the vein into three blocks (i.e. the Coleman block, Lucky Shot block and War Baby block). A third fault structure further east was determined to separate the War Baby block from drilling that intersected the vein structure in what is known as the Murphy block – extending the known vein structure another 600 meters (approximately 2,000 feet) further east. Between the Coleman and War Baby mines the vertical and lateral offset is a few meters up to tens of meters which allowed historic mining to continue across faults in a near-continuous manner. This similar magnitude of vertical and lateral displacement is defined as an oblique-slip fault and is typical of a transpressional structural environment. District geologic mapping shows that the Castle Mountain fault is a major regional strike slip fault and that the Hatcher Pass Fault is a sympathetic fault that places a thick section of Cretaceous schists up against a rigid body made up of the late Cretaceous Willow Creek batholith. The Company believes the contact environment between these two disparate lithologies is an ideal location for low angle, listric fault-controlled quartz vein hosted gold deposits, characteristic of the Willow district.

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

The mines located in the Lucky Shot Property have historically produced minerals prior to their shut down in 1942 due to the World War II effort, after which little happened on the property until the 1980s when Enserch Exploration conducted an exploration program that included soil sampling, drilling, and underground exploration. The property was subsequently explored by several other entities before the Company acquired the property in 2021.

Exploration Plan

Lucky Shot exploration is planned as a four-phase program aimed at expanding mineral resource and increasing in-fill drill density to improve confidence, in support of a mineral resource update and feasibility study targeted for the first half of 2027. Phase 1 commenced in November 2025 with the mobilization of underground drill crews to site. This initial underground drilling program is testing the Lucky Shot vein system from existing underground development, with drill stations positioned on the footwall side of the structure. Phase 1 drilling is scheduled to conclude in May 2026.

Phase 2 is expected to begin immediately following completion of Phase 1 and will focus on expanding underground exploration drifts to improve drill access and platform coverage, while also advancing development intended to connect the Lucky Shot workings with the Coleman development. Phase 3 is planned to commence in June 2026 and will consist of surface drilling targeting the Coleman system to test continuity and potential extensions from surface-based platforms. Phase 4 is planned to resume underground drilling from newly constructed underground development, with drill stations positioned from the north (hanging wall side) to target down-dip extensions of the Lucky Shot vein system. Phase 4 is currently anticipated to commence near the end of the third quarter of 2026.

North (Y)
P2 – UG Development
P4 – UG Drilling
P3 – Surface Drilling
P1 – UG Drilling
+6852200
+6852000
+6852000 N
+6851800
+6851600
Elev (Z)
+371800
+372000
+372200
+372400
+372600
+372800
+373000
+372000 E
+372750 E
Plunge +90
Azimuth 000
Looking down
0
250
500
750

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

Johnson Tract Lease Agreement

Contango Ore, through its wholly owned US subsidiary J T Mining Inc., holds a Lease Agreement with CIRI with an effective date of May 17th, 2019. The Lease Agreement is for the Lease Rights to the Project area totaling 20,942 acres, as defined in Section 4.1. The Lease Agreement is for an initial 10-year term (“Initial Term”), followed by a five-year term (“Development Term”) to achieve a mine construction decision, and a production term that will continue for so long as operations and commercial production are maintained. Terms of the Lease Agreement include annual lease payments of $ 75,000 for the first five (5) years, increasing to $150,000 for year six (6) and onward, until production is achieved. A pre-feasibility study or feasibility study of the Project must be completed by the tenth anniversary of the effective date of the Lease Agreement. A commitment of $10 million in expenditures is required within the Initial Term, including at least $ 7.5 million spent within the first six (6) years. The Company has met this commitment as of December 31, 2025.

During the Development Term, a commitment of $2 million in expenditures per year is required until a mine construction decision is achieved. Certain accrual and carry-forward provisions for excess expenditures are included in both the Initial Term and Development Term.

Upon completion of a feasibility study and a decision to construct a mine, CIRI has the one time right to back-in to the Project and participate to a maximum 25% interest. CIRI will also receive NSR royalties of 2% (pre-Payback) to 3% (post-Payback) on base metals and silver and a gold price adjusted NSR royalty of: 2.5% (<$1,250/oz Au); 3% (<$1,500/oz Au); 3.5% (<$2,000/oz Au); or 4% (>$2,000/oz).

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

Schematic cross-section of the regional geology of the Johnson Tract

N75W
S75E
1 mile
JOHNSON PROSPECT
cgl
COOK INLET
SL
Jg
Jn
Jt
Talkeetna (host)
Jv
T_R ?
JMP 1992, 2020
-5 km
5 km
0
Jg Early-Middle Jurassic Granitic Rocks
Jc Middle Jurassic Chinitna Fm. (siltstone)
Jn Latest Middle and earliest Late Jurassic Naknek Fm. (sandstone)
Jt Middle Jurassic Tuxedni Group (sandstone, siltstone)
Jnc Conglomerate in Jurassic Naknek Fm.
Jv Early Jurassic Talkeetna Fm. (volcanics)
T_R ? Late Triassic (marble & volcanics)

Exploration Program

No drilling activities were undertaken in 2025. The program focused on gathering data to advance conceptual engineering and to establish baseline environmental conditions required to support future permitting processes. Field crews started work in July 2025 and finalized the field program in mid-October.

The Company intends to de-risk the current Johnson Tract Resource through underground drilling. To achieve this, construction of the permitted road from the Johnson Tract camp is planned. Underground access will be established once permitting has been completed for a tunnel and laydown site. Permitting for the road access between the Camp and the Tunnel site has been completed, and permitting for the underground tunnel and water disposal system is currently progressing. Once the road is established and permitting for the tunnel and water disposal system is completed, underground mining operations are planned to drive the exploration tunnel towards the ore body to facilitate underground drilling of the ore body and completion of an appropriate feasibility study.

Collection of information to support the design and permitting of a haul road along the coast, and a barge landing allowing for the eventual shipping of ore is ongoing.

The project permitting timetable was officially placed onto the permitting dashboard of FAST-41 (a federal program under Title 41 of the Fixing America’s Surface Transportation Act of 2015 that is designed to improve the timeliness, predictability, and transparency of environmental reviews for large, complex infrastructure projects) on January 30, 2026. The permitting timetable for Johnson Tract serves as a publicly visible contract between the federal government and the Company to ensure that development of the Johnson Tract Critical Metals Project stays on track and remains coordinated between all parties involved in the ongoing permitting process.

Contango Minerals Early-Stage Exploration Properties

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

Triple Z Property

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

The Company has exploration targets that have not yet been drilled because the Company was waiting for a land transfer to be completed between the Bureau of Land Management and the State of Alaska, which included a highly prospective drill-ready target. As of January 18, 2024, the land transfer was completed, and all of the Triple Z property is now open to exploration. In 2025, the Company applied for and received exploration permits from the Alaska Department of Natural Resources. The Company is planning an exploration program for the 2026 field season to include up to 10 diamond drillholes with a depth up to 762 meters (2500 feet), and up to 5 trenches approximately 15 meters (50 feet) long.

Eagle/Hona Property

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

Results from each of the previous exploration programs has shown positive results, though development of the Eagle/Hona property is still in the early stages. Follow-up geologic mapping and sampling is planned for 2026.

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

Shamrock Property

In early 2021, the Company staked 361 State of Alaska mining claims over the Shamrock Property in the Richardson Mining District located in central Alaska along the Alaska Highway corridor. These claims lie in the heart of the Richardson Mining District, located in central interior Alaska. Several exploration targets are located within the claim block, including the Shamrock, Banner Dikes, Hilltop, Gold Run and First Chance prospects. These claims are not subject to any royalties other than taxes and royalties due to the State of Alaska on mineral production from state lands. The mining claims cover approximately 52,700 acres with elevations ranging from approximately 1,000 feet ASL to 3,023 feet ASL at VABM Buck. The claim block is an irregular shape measuring up to 15 miles east-west and up to 6.2 miles north-south. The location of the Shamrock claims is approximately 50 miles south of Fairbanks, Alaska along the Richardson Highway. The property can be accessed via two unpaved roads off the Richardson Highway at milepost 292.5 and milepost 314. The project area is cut by several unpaved roads and ATV trails, providing access to the interior of the property. The Shamrock claims are located 62 miles from Pogo and 75 miles from Fort Knox with outstanding infrastructure and access, including a high-voltage power line running along the north and south boundaries, as well as the Alaska Pipeline corridor trending ESE and WNW along the northern boundary.

The property includes a total of 361 Alaska state mining claims covering approximately 52,700 acres and gives the Company a dominant land position in the Richardson district (see the map below). The property has excellent infrastructure being right along the Alaska Highway and adjacent to the Trans Alaska Pipeline with several gravel roads and ATV trails providing good access to entire property. In addition, a high-voltage power line traverses along the southern property boundary. This electrical grid provides power to the Pogo gold mine operated by Northern Star Resources Limited which produced approximately 175,000 ounces of gold in 2020 and is located approximately 50 miles to the northeast of the Shamrock property. During the 2021 field season, field crews collected 835 soil samples using a power auger and 75 surface rock chip samples. During the 2025 field season, field crews improved the ATV-accessible trails to the “Buck” State Claim group and collected 372 soil samples from shovel pits. Expansion of surface sample grids including soils, rocks and trenches in the Shamrock, Banner Dikes and First Chance areas is planned for 2026.

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

The map below shows the location of the Shamrock Prospect:

True North
Gil
Fort Knox
Fairbanks
Shamrock Project
Pogo
Delta Junction
Tok
Manh Choh
N
CONTANGO ORE
GOLD SILVER COPPER
Mine
Highway
RS2477 Trails
Secondary Roads
Trans Alaska Pipeline
Shamrock Property
Tetlin Lease
Contango 100% Owned Claims
Federal and State Claims
0
50
miles

Placer gold was discovered in the Richardson District on Tenderfoot Creek in 1905 and alluvial mining has continued intermittently until as recently as 2010. The Richardson District produced over 119,528 ounces of gold since the early 1900s. The Richardson District is characterized by gentle slopes and broad, alluvium-filled valleys. The area is unglaciated but largely overlain by windblown loess, generally a few meters in thickness but locally up to 50 meters thick.

The Shamrock prospect is underlain by a series of medium to high-grade schists and gneisses that make up the Lake George Subterrane of the more broadly distributed Yukon Tanana Terrane across interior Alaska and the Yukon, which is host to a number of large gold deposits. Peak metamorphism occurred around 110 million years ago. Retrograde metamorphism resulted in cooling, gneiss dome formation and a transition from ductile deformation of the metamorphic fabric to brittle deformation, as well as a series of low-angle shears across the region. Mid- Cretaceous extension resulted in regional uplift and denudation of the metamorphic gneiss domes. Post-uplift plutonic activity often occurs along the margins of these domes where zones of extreme thinning are common. Intrusive activity is dated from 105 to 85 Ma (generally considered as two separate intrusive events). Mid-Cretaceous and younger intrusive rocks are genetically related to lode gold mineralization.

There are at least three distinctly different types of intrusive-related gold systems that the Company plans to explore for on the Shamrock property: (1) Proximal schist and/or gneiss-hosted gold mineralization similar to the Pogo deposit; (2) Proximal intrusive-hosted gold mineralization; and (3) Distal, plutonic-related boron enriched silver-tin-polymetallic intrusive-hosted gold mineralization which occurs in the Democrat, Banner Dikes and Shamrock areas of the property.

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

The map below shows the location of the Willow Prospect:

Willow Project
Fern
Gold Top
Independence
Gold Bullion
Lucky Shot
Grubstake Gulch
25 miles to Willow
50 miles to Anchorage
N
Willow Claims
Historic Gold Mine
0
6
kilometers

Amanita NE Prospect

The Amanita NE State of Alaska Upland Mining Lease, covering 1021 acres, was acquired by the Company in August of 2024, through the Company’s acquisition of Avidian Gold Alaska, Inc. This prospect is located 20 miles northeast of Fairbanks, immediately below the freshwater dam for the Fort Knox Gold Mine operated by an affiliate of Kinross Gold Corporation and is accessible by public roads and RS2477 trails. The upland mining lease is subject to a 1% NSR royalty on lode gold and a 5% NSR royalty on placer gold due to Keltic Enterprises Inc., as well as taxes and royalties due to the State of Alaska on mineral production from state lands.

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

In 2020, 9 diamond holes (1945m) were drilled south of the Saddle Fault guided by results from previous surface work and a high-resolution UAV magnetics and LiDAR. A series of mineralized sheeted iron-oxide bearing quartz veins running sub-parallel and perpendicular to foliation were identified in the schist package. Six of the 9 drill holes had significant intercepts over 4 meters in length with gold grades of 1.1ppm to 2.6ppm, including 33.89 meters with a gold grade of 2.56ppm in drillhole AM20-02.

The map below shows the area of focus for the 2020 drill program.

Exploration permitting is currently underway for a 2026 reverse circulation drill program on the Amanita Prospect. This drill program is designed to build on the 2020 drill results and further test the mineralization seen in northeast-trending Saddle Fault and the northwest-trending Rex Fault. With the appropriate permits from the Alaska Department of Natural Resources in hand, the Company intends to drill and 35 RC drillholes to a depth of up to 150 meters. Reclamation of all drill sites will be carried out in 2026, to include all drill pads/roads used in 2026, and an additional 7 drill pads left open after the 2020 drill program.

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

Location and Targets of Golden Zone RC Drill Holes in 2021

In 2026, The Company plans to continue maintenance of the camp facilities on the property with regard to safety and weather protection. In addition, reclamation will be carried out to address remaining areas of disturbance from prior exploration programs.

Environmental Regulation and Permitting

Peak Gold JV Property

The Company believes that it and the Peak Gold JV are currently operating in compliance with all environmental regulations. Peak Gold LLC holds a bond with the State of Alaska in the amount of $65,976,000 to provide reclamation of the site to the original environmental functionality.

Major Permits include:

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

Lucky Shot Property

Hard Rock Exploration Permits and Temporary Water Use Permits covering planned activities on the Lucky Shot Property were issued by the Alaska Department of Natural Resources to the Company and consist of the following multi-year permits:

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

Major Permits include:

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
3.
Alaska Department of Natural Resources (ADNR) Reclamation and Closure Plan Approval (F20243253RPA) issued April 26, 2024 (expiration April 26, 2029).

4.
Transportation and Easement Deeds, conveyed to CIRI from the National Parks Service on January 16, 2025. These easements authorize initial activities to plan for transportation of minerals from the Johnson Tract.

Minor Permits include:

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
5.
Nation Wide Permit (NWP) verification letters (POA-2025-0036, issued August 14, 2025, and POA-2025-0076, issued August 7, 2025), issued by the U.S. Army Corps of Engineers. The NWPs allow for the installation of equipment to collect baseline information in the marine environment.
6.
Temporary Land Use Permits (LAS 35655 and LAS 35659), issued by ADNR, allowing for the installation of equipment to collect baseline information in the marine environment.

The project permitting timetable was officially placed onto the FAST-41 Dashboard on January 30, 2026. The permitting timetable for Johnson Tract serves as a publicly visible contract between the federal government and the Company to ensure that development of the Johnson Tract Critical Metals Project stays on track and remains coordinated between all parties involved in the ongoing permitting process.

Shamrock Prospect

Hard Rock Exploration Permits and Temporary Water Use Permits covering planned activities on the Shamrock Prospect were issued by the Alaska Department of Natural Resources to the Company and consist of the following multi-year permits:

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

Triple Z Prospect

Hard Rock Exploration Permit covering some planned activities on the Triple Z Property was issued by the Alaska Department of Natural Resources to the Company and consists of the following multi-year permits:

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

Amanita Prospect

This Hard Rock Exploration Permit covering planned activities on the Amanita Prospect was issued by the Alaska Department of Natural Resources to Avidian Gold Alaska and consists of the following multi-year permit:

1. Alaska Hard Rock Exploration and Reclamation Permit #2238 covers exploration and drilling activities on the Amanita State Mining Claims and Upland Lease. The permit extends through December 31, 2025. Each year during the term of the permit, the Company will submit a reclamation statement detailing reclamation actions taken and a letter of intent to do reclamation for the following year.

Golden Zone Prospect

The Hard Rock Exploration Permit, Temporary Water Use Permits, and Fish Habitat Permit covering planned activities on the Golden Zone Project were issued by the Alaska Department of Natural Resources to Avidian Gold Alaska and consist of the following multi-year permits:

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

Item 3. LEGAL PROCEEDINGS

On October 20, 2023, the Committee for Safe Communities (“CSC”), an Alaskan non-profit corporation inclusive of certain vacation home owners along the Manh Choh ore haul route, formed for the purpose of opposing the Manh Choh project, filed suit in the Superior Court in Fairbanks, Alaska against the State of Alaska Department of Transportation and Public Facilities (“DOT”). The Complaint sought injunctive relief against the DOT with respect to its oversight of the Peak Gold JV’s ore haul plan. On May 9, 2025, and at CSC’s request, the Court entered an Order of Dismissal Without Prejudice as to CSC’s one remaining claim, vacated the trial date and closed the case.

On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway (“Dot Lake”), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the “Corps”) and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint sought declaratory and injunctive relief based on the Corps’ alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps’ issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint, but sought and was granted the right to intervene in the action, and joined the partial motion to dismiss the lawsuit that the Corps filed on August 23, 2024. On September 29, 2025, the Court entered an Order dismissing the action with prejudice based on the Stipulated Dismissal of Action filed by the parties and the Court closed the case.

On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. The plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District Court has not issued any rulings or relief and the permit in question is still active and in good standing.

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

The Company holds a 30% membership interest in the Peak Gold JV, which owns the Manh Choh Project in Alaska. The Company does not serve as the manager of the Peak Gold JV or the operator of the Manh Choh mine. KG Mining (Alaska), Inc., an indirect wholly-owned subsidiary of Kinross Gold Corporation, serves as manager of the Peak Gold JV, which operates the Manh Choh mine. Accordingly, the Company is not considered an “operator” with respect to the Manh Choh Project as defined under Section 3 of the Mine Act.

The Company’s other mineral properties, including the Lucky Shot Project, Johnson Tract Project, and the Avidian Properties, are in the exploration or development stage. While the Company conducts exploration activities at these properties, including underground drilling programs at Lucky Shot, the Company has not received any citations or orders from MSHA with respect to these properties.

During the fiscal year ended December 31, 2025, and for all periods thereafter through the filing date of this Form 10-K, the Company and its properties were not subject to any of the matters requiring disclosure under Section 1503(a) of the Dodd-Frank Act or Item 104 of Regulation S-K, including: (i) notices of violations of mandatory health or safety standards issued under Section 104 of the Mine Act; (ii) orders issued under Sections 104(b) or 107(a) of the Mine Act; (iii) citations or orders for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act; (iv) flagrant violations under Section 110(b)(2) of the Mine Act; (v) imminent danger orders issued under Section 107(a) of the Mine Act; (vi) proposed assessments from MSHA; (vii) legal actions pending before the Federal Mine Safety and Health Review Commission; (viii) legal actions instituted by MSHA; or (ix) mining-related fatalities.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is traded on the NYSE American under the symbol “CTGO”. The NYSE American quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of March 16, 2026, there were 16,821,321 shares of common stock outstanding held by approximately 74 registered stockholders.

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

During fiscal 2025, the Company issued 29,019 shares of Contango common stock to Queens Road Capital Investment Limited, in satisfaction of portion of quarterly interest on $20 million unsecured convertible debenture that is payable in the Company’s common stock.

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

Overview

The Company engages in exploration for gold, silver, and copper ores in Alaska. The Company’s largest asset is a 30% membership interest in the Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and owns approximately 13,000 State of Alaska mining claims for exploration and development through its wholly-owned subsidiary, CORE Alaska. The Company’s wholly-owned subsidiary, Contango Minerals, controls 100% interest in the mineral rights to approximately 84,580 acres of State of Alaska mining claims located north and northwest of the Manh Choh Project. The Company is actively working to acquire additional properties for exploration.

In July 2024, the Peak Gold JV commenced ore mining at the Manh Choh Project and processing of the ore at the Fort Knox mill. On July 8, 2024, Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. During 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to the production at Manh Choh. During 2025, the Company received $102.0 million in cash distributions from the Peak Gold JV relating to the production at Manh Choh. The Peak Gold JV believes that Manh Choh will be mined over approximately five years.

Recent Developments

Dolly Varden Acquisition

Dolly Varden Silver Corporation (“Dolly Varden”) was amalgamated under the Business Corporations Act (British Columbia) on January 30, 2012. Dolly Varden’s primary activity is the acquisition and exploration of mineral properties in Canada.

Dolly Varden is a mineral exploration company focused on exploration and advancing its 100% owned Kitsault Valley project (the “Kitsault Valley Project”), which includes the Dolly Varden property and the Homestake Ridge property located in the Golden Triangle of British Columbia, Canada, 25 kilometers (“km”) by road to tide water. The 163-square km Kitsault Valley Project hosts the high-grade silver and gold resources of Dolly Varden and Homestake Ridge along with the past-producing Dolly Varden and Torbrit silver mines.

In addition to the Kitsault Valley Project, Dolly Varden has consolidated a land package of six other properties in the same region as the Kitsault Valley Project. These six properties have historically been explored for gold, copper, silver, lead and zinc. Including the Kitsault Valley Project and the recent acquisitions, Dolly Varden now holds a combined area of 100,000 hectares within the region.

On December 8, 2025, Contango and Dolly Varden entered into the Arrangement Agreement in respect of the Arrangement. Under the terms of the Arrangement Agreement, Contango will acquire all of the issued and outstanding Dolly Varden Shares at the Exchange Ratio. The estimated fair value of the shares to be issued based on information available as of December 8, 2025 is $397.5 million.

Immediately prior to Closing, all Dolly Varden RSUs will vest and be settled for Dolly Varden Shares. Pursuant to the Arrangement, all outstanding Dolly Varden Options will be exchanged for stock options to acquire Contango Shares, adjusted to reflect the Exchange Ratio. Eligible Canadian stockholders of Dolly Varden will be able to elect to receive exchangeable shares in a Canadian subsidiary of Contango, which will be exchangeable into Contango Shares, instead of the Contango Shares to which they would otherwise be entitled.

Upon completion of the Arrangement, existing Contango Stockholders and former Dolly Varden Shareholders will own approximately 50.001% and 49.999% each of the combined company, respectively, using the fully diluted in-the-money treasury-stock-method (based on the number of Dolly Varden and Contango securities outstanding as of the date of the Arrangement Agreement).

The Arrangement will be effected pursuant to a court-approved plan of arrangement under the BCBCA and will require approval by (i) the Court, (ii) 66 2/3% of the votes cast by Dolly Varden Shareholders at a special meeting of Dolly Varden Shareholders expected to be held in the first quarter of 2026, and (iii) the affirmative vote of a majority of the Contango Shares present in person or by proxy at the special meeting of Contango Stockholders, expected to be held in the first quarter of 2026, and entitled to vote thereon.

In addition to the approval of the Court and the Dolly Varden and Contango stockholders, the Arrangement is subject to the receipt of applicable regulatory and exchange approvals (including approval of the NYSE American and TSXV), and the satisfaction of certain other closing conditions customary for a transaction of this nature. Subject to the satisfaction of such conditions, the Arrangement is expected to close in the first quarter of 2026. The Arrangement Agreement includes customary deal protections, including reciprocal fiduciary-out provisions, non-solicitation covenants and the right to match any superior proposals. A reciprocal Termination Fee in the amount of $15 million is payable by either party in certain circumstances as set out in the Arrangement Agreement.

As of December 31, 2025, the Company has accrued and capitalized $2.2 million in connection to transaction costs that are direct and incremental costs to the Arrangement.

Manh Choh Project

During 2025, the Peak Gold JV (on a 100% basis) processed 1,069,000 tons of ore with an average grade of 0.20 oz per ton and containing approximately 216,800 oz of gold. Gold recovery averaged 93%, resulting in approximately 198,500 oz of recovered gold, of which Contango’s 30% share amounts to approximately 59,500 oz of gold. During 2025, 57,800 oz of gold and 57,315 ounces of silver were delivered to Contango and sold.

Below table summarizes production results from the Manh Choh Project, based on the Company's 30% interest in the Peak Gold JV:

Contango ORE Inc.'s Share (30% basis)	Fiscal Year Ended December 31,
	2025	Units
Gold ounces sold	57,800	oz
Silver ounces sold	57,315	oz
Total gold sales	$196,653,253
Total silver sales	$2,313,217
Average realized gold price	$3,400	per oz sold
Gold ounces sold at spot price	14,061	oz
Gold ounces delivered into hedge contracts	43,739	oz
Remaining balance of hedged gold ounces	43,000	oz
Cash distributions received from Peak Gold JV	$102,000,000
Cash costs on By-Product basis, per ounce	$1,459	per oz sold
AISC on By-Product basis, per ounce	$1,616	per oz sold

2026 and 2027 Production Guidance

The Company’s share of gold production from the Manh Choh mine is estimated to range from 40,000 to 45,000 oz of gold for the fiscal year 2026, with cash costs estimated to range from $1,900 to $2,000 per oz of gold sold, and 75,000 to 80,000 oz of gold production for the fiscal year 2027, with cash costs estimated to range from $1,200 to $1,300 per oz of gold sold. Higher estimated fiscal year 2026 cash costs are the result of lower gold production in 2026, larger royalty payments due to the increasing gold price and, to a lesser degree, higher costs associated with wages and consumables. Given the ongoing conflict in Iran and resulting volatility in global energy markets, forecast fuel prices could move either higher or lower relative to 2025, and current conditions make the direction of change uncertain.

The current gold market is creating exciting opportunities for the Company. While the Company is seeing a slight rise in labor and royalty costs, driven largely by higher gold prices, the overall financial picture is strong:

•
Cash Distributions: The Company anticipates robust distributions from the Peak Gold JV, projected to range between $48 million to $54 million in fiscal year 2026 and rising to a range of $165 million to $175 million in fiscal year 2027 (based on a $3,700/oz gold price assumption).
•
Becoming Debt-Free and Hedge-Free: Contango is scheduled to deliver 11,000 oz of gold into its hedge contracts in fiscal year 2026, representing approximately 25% of fiscal year 2026 gold production and to deliver 15,000 oz of gold into hedge contracts in fiscal year 2027, representing approximately 19% of production in FY 2027. The Company plans to become fully unhedged in fiscal year 2026 by early delivering the remaining 15,000 oz by the end of fiscal year 2026. In addition, the Company is scheduled to completely pay off its Credit Facility by early 2027.

Gold Production Guidance (Estimates)

	2026	2027
Peak Gold JV (on a 100% basis)[1]	Guidance	Guidance
Total tons mined	15.50	3.00	M ton
Ore tons mined	1.21	1.18	M ton
Gold oz mined	225,000	307,000	oz
Gold grade mined	0.19	0.26	oz/t
Ore tons processed	990,000	1,096,000	ton
Gold grade processed	0.16	0.27	oz/t
Gold recovery (%)	93.00	88.00%
Gold production	142,700	261,500	oz
Silver production	185,800	288,000	oz

Contango’s Share (on a 30% basis)[1]
Gold oz production guidance	40,000 to 45,000	75,000 to 80,000	oz
Principal debt repayments	$4.0 million	$10.0 million
Gold oz delivered into hedge contracts[3]	11,000	15,000	oz
Remaining hedge contract	15,000	—	oz
Cash distributions from Peak Gold JV2	$48.0 million to $54.0 million	$165.0 million to $175.0 million

Cash Costs and AISC Guidance (30% basis)
Cash costs on a by-product basis, per oz sold[2]	$1,900 to $2,000	$1,200 to $1,300
AISC on a by-product basis, per oz sold[2]	$2,200 to $2,300	$1,300 to $1,400
Remaining LOM AISC	$1,700 to $1,800	$1,700 to $1,800

Notes:

1.
Certain numbers have been rounded for presentation purposes.
2.
Based on current assumptions, including gold price of $3,700 per oz and current operating costs being achieved.
3.
On February 12, 2026, the Company paid $46.4 million to settle gold hedge contracts for 15,446 ounces with an average strike price of $2,025 per ounce with maturities ranging between March and September 2026. This transaction resulted in a reduction of the 2026 hedges balance to 11,000 ounces.

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP Measure)

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

Johnson Tract Project

During 2025, the Company continued with ongoing work to permit the underground exploration drift along with baseline environmental and engineering work to support permitting a road and barge landing facility within the Transportation and Port Easements granted to Cook Inlet Regional Inc. (CIRI) the underlying land owner. Field crews started work in July 2025 and finalized the field program in mid-October.

In May of 2025, the Company completed a Technical Report Summary (“TRS”) on the Johnson Tract Project. The TRS summarizes the results of an Initial Assessment (“IA”) as of May 12, 2025 of the potential viability for a seven-year life of mine (“LOM”), underground mining operation, utilizing the same direct ship ore (“DSO”) approach as the Manh Choh mine.

IA HIGHLIGHTS:

•
Pre-tax net present value discounted at 5% (“NPV5”) of $359.0 million
•
Pre-tax Internal Rate of Return (“IRR”) of 37.4%
•
Post-tax NPV5 of $224.5 million with a post-tax IRR of 30.2%
•
Seven-year LOM
•
LOM annual average production of 102,258 gold equivalent ounces (“GEO”) at 7.58 grams per tonne (“g/t”)
•
Initial capital costs of $213.6 million, including $36 million for contingency costs
•
Sustaining capital costs of $61.3 million, including $12.3 million for contingency costs
•
All-in sustaining Costs (“AISC”) estimated at $860 per GEO sold
•
Non-discounted payback period 1.3 years

Lucky Shot Project

In November 2025, the Company mobilized a drill rig at the Lucky Shot mine site to commence the first phase of a 15,000-meter underground in-fill drilling program. The Company started reporting assay results in the first quarter of 2026. This work, along with detailed engineering, hydrology and geotechnical work will form the basis for a feasibility level mine and transportation plan for Lucky Shot, with an objective of targeting to produce 40,000 to 50,000 ounces of gold per year using the Direct Shipping Ore (DSO) approach, assuming positive exploration success. The Company expects to complete the feasibility study in the first half of 2027 and make a production decision in 2027.

Underwritten Offering

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

On February 12, 2026, the Company entered into an underwriting agreement with Canaccord Genuity LLC as representative of the several underwriters named therein, relating to an underwritten public offering to two institutional investors of (i) 1,678,206 shares of the Company’s common stock, $0.01 par value, at a public offering price of $24.96 per share and (ii) a pre-funded warrant to purchase up to 325,000 shares of the Company’s common stock at a purchase price of $24.95 per share with an exercise price of $0.01 per share. The Company received approximately $47.2 million in net proceeds after deducting underwriting discounts and commissions.

As of December 31, 2025, no pre-funded warrants had been exercised.

Index Inclusion

On September 15, 2025, the Company announced that it has been added to the Global Junior Gold Miners Index ("GDXJ"), effective at market close on September 19, 2025, pursuant to the GDXJ's semi-annual review and quarterly rebalance.

Results of Operations

Exploration Expense. Exploration expense for the fiscal year ended December 31, 2025 was $5.8 million, compared to $4.1 million for the fiscal year ended December 31, 2024. The current period expense primarily relates to the permitting process for the underground exploration drift; baseline environmental work at the Johnson Tract Project, and the first phase of a 15,000 meter underground in-fill drilling program on the Lucky Shot Property. The exploration expense for the fiscal year ended December 31, 2024 related to 3,000 meter surface drilling exploration program at the Johnson Tract Property.

General and Administrative Expense. General and administrative expense for the fiscal year ended December 31, 2025 was $13.1 million compared to $10.6 million for the fiscal year ended December 31, 2024. The Company’s general and administrative expense primarily relates to professional fees, payroll and benefit related fees, insurance, severance costs, and stock-based compensation expense. The stock-based compensation expense for the fiscal year ended December 31, 2025 was $3.4 million compared to $2.6 million for the fiscal year ended December 31, 2024. The increase in general administrative expense is mainly driven by expenditures carried for marketing and investor relations, legal costs and professional fees, salaries and benefits and stock-based compensation.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the fiscal year ended December 31, 2025 was $88.6 million, compared to $41.7 million for the fiscal year ended December 31, 2024. The Manh Choh Project commenced production in July 2024.

Interest Expense. For the fiscal year ended December 31, 2025, interest expense was $7.6 million related to the Company’s Facility and the Queen’s Road Capital Investment, Ltd. Debenture (the “Debenture”). Interest expense for the fiscal year ended December 31, 2024 was $11.7 million. The interest expense decreased in fiscal year ended December 31, 2025 compared to the prior period due to the decrease in overall debt balance. During the fiscal year ended December 31, 2025, the Company made $37.5 million in principal repayments on the Facility. During the fiscal year ended December 31, 2024, the Company made $7.9 million in principal repayments on the Facility. See Note 14 - Debt.

Gain on Metal Sales. For the fiscal year ended December 31, 2025 and 2024, the gain on metal sales was $5.3 million and $1.2 million, respectively. This related to excess ounces that were purchased from the Peak Gold JV that were not delivered into the hedges and sold to the derivative counterparties. During the fiscal year ended December 31, 2025, a total of 57,828 ounces were sold with an average spot price of $3,400 compared to 19,664 ounces with an average spot price of $2,566 for the fiscal year ended December 31, 2024.

Loss on Derivative Contracts. Loss on derivative contracts for the fiscal year ended December 31, 2025 was comprised of unrealized and realized loss of $46.0 million and $63.1 million, respectively, compared to $34.3 million and $19.9 million, respectively, for the fiscal year ended December 31, 2024. The variance was generated from the valuation of the derivative contracts which was affected by the increase of the spot price on sales realized in the period and the corresponding impact in the forward curves used to value and the derivative contracts outstanding at the end of the year. The Company delivered 43,739 gold ounces into the derivative contracts for the fiscal year ended December 31, 2025 while delivering 37,861 gold ounces into the derivative contracts for the fiscal year ended December 31, 2024.

Interest and Other Income. For the fiscal year ended December 31, 2025 and 2024, interest and other income was $1.8 million and $0.5 million, respectively. The overall increase during the fiscal year ended December 31, 2025 is due to the excess cash generated from financings that was invested in money market funds.

Gain/(loss) on Marketable Securities. The gain on marketable securities for the fiscal year ended December 31, 2025 was $4.7 million, compared to a loss of $0.2 million for the fiscal year ended December 31, 2024. The Company generated a gain during the fiscal year ended December 31, 2025 as a result of a realized gain of $0.7 million due to the sale of 1,000,000 of Onyx's shares and an unrealized gain of $4.0 million due to the increase in Onyx's share price.

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP Measure)

The table below presents a reconciliation between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost on a By-product Basis and (ii) AISC on o By-product Basis for the Peak Gold JV operations (Manh Choh) for the fiscal years ended December 31, 2025 and 2024.

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

Cash Costs on a By-product Basis, per Ounce sold and AISC on a By-product Basis, per Ounce sold for the Peak Gold JV on a 100% basis are calculated by adjusting production cost of sales, as reported on the consolidated statements of operations, as follows:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Cash Cost on a By-Product Basis:
Total cost of sales	$339,305,878	$195,399,491
Less: silver revenue	(7,581,550)	(1,650,427)
Depreciation, depletion and amortization	(50,410,475)	(27,274,227)
Total	$281,313,853	$166,474,837
Sustaining capital
Sustaining capital - PPE	$18,474,768	$—
Exploration costs	5,049,650	250,000
Reclamation and other costs	2,075,733	—
JV Partner operator management fee	4,638,520	—
AISC on a By-Product basis	$311,552,524	$166,724,837

Divided by ounces sold	192,762	137,749
Cash Cost on a By-product Basis, per Ounce Sold	$1,459	$1,209
AISC on a By-product Basis, per Ounce Sold	$1,616	$1,210

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $64.9 million of cash.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, repayment of principal and interest related to debt, and exploration expenditures on the Johnson Tract Project and Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, distributions from the Peak Gold JV and the proceeds from the Facility (see Note 10 - Investment in the Peak Gold JV, Note 7 - Stockholders' Equity and Note 14 - Debt, for a discussion of the recent activity).

Production from the Manh Choh Project has allowed the Peak Gold JV to operate from the cash flows generated from its operations and there are no future anticipated cash calls.

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. In 2025, the Company received cash distributions totaling $102.0 million. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $4.0 million on the Facility and delivery into its hedge contracts, for the next twelve months from the date of this report.

On September 25, 2025, the Company sold shares of common stock and pre-funded warrants and received gross proceeds of $50.0 million. The Company intends to use the net proceeds of approximately $47.5 million to advance its fully permitted Lucky Shot Project to a mine production decision over the next two years by completing underground and surface-based drilling and underground development work. Proceeds will also be used to advance its Johnson Tract Project, subject to receipt of appropriate permits, by mobilizing all equipment necessary to complete road construction to the planned portal, winterizing the project’s camp for year-round operations, starting construction of an exploration tunnel in order conduct advanced exploration drilling, and completing a feasibility-level mine plan. Any remaining proceeds will also be used for general corporate purposes, including working capital. See Note 19 - Subsequent Events to our financial statements.

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

Derivative Instruments. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings. The Company performed a sensitivity analysis on this estimate based on a 10% change on the forward gold price which could result in an increase or decrease of $18.8 million on the fair value of the derivative instrument. The Company has elected to not designate any of its positions under the hedge accounting rules. Accordingly, these derivative contracts are mark-to-market and any changes in the estimated values of derivative contracts held at the balance sheet date are recognized in loss on derivative contracts in the Consolidated Statements of Operations. Realized gains or losses on derivative contracts will be recognized in Loss on derivative contracts in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements. See Part II. Item 8. “Financial Statements and Supplementary Data" and "Note 4 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages 72 through 101 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the preparation and fair presentation of published financial statements. As of December 31, 2025, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

This Annual Report on Form 10-K does not include an attestation report from Baker Tilly US, LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Baker Tilly US, LLP, pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules:

The consolidated financial statements of the Company are set forth in pages 72 through 101 of this Form 10-K. The financial statements of the Peak Gold JV, are included as an exhibit to this Form 10-K. No other financial statement schedules have been filed since they are either not required, not applicable, or the information is otherwise included.

(b)
Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date

2.1	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024
2.2	Arrangement Agreement, dated as of December 7, 2025, by and among Contango ORE, Inc., 1566004 B.C. LTD. and Dolly Varden Silver Corporation		8-K	001-35770	2.1	12/11/2025
3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.4	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Form of Convertible Debenture		8-K	001-35770	4.1	04/09/2022
4.3	Form of Indenture		S-3	333-283285	4.5	11/15/2024
4.4	Description of Securities	X
10.1	Amended and Restated Limited Liability Company Agreement of Peak Gold, LLC, dated as of October 1, 2020, by and between CORE Alaska, LLC and Skip Sub, Inc.		8-K	001-35770	10.3	10/06/2020
10.2	Secured Promissory Note dated as of August 24, 2021, by the Company to the order of CRH Funding II Pte. Ltd.		8-K	001-35770	10.2	8/25/2021
10.3	Pledge Agreement dated as of August 24, 2021, by the Company in favor of CRH Funding II Pte. Ltd.		8-K	001-35770	10.3	8/25/2021
10.4	Form of Investor Rights Agreement.		8-K	001-35770	10.1	4/13/2022
10.5	Form of Restricted Stock Award Agreement.†		8-K	001-35770	10.4	12/17/2020
10.6	Form of Pre-Funded Warrant.		8-K	001-35770	4.1	9/26/2025
10.7	Credit and Guarantee Agreement, dated May 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		8-K	001-35770	10.1	5/19/2023
10.8	Amendment No. 1 to the Credit and Guarantee Agreement, dated July 17, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.2	11/14/2023
10.9	Amendment No. 2 to the Credit and Guarantee Agreement, dated August 15, 2023, by and among the Borrower, the Guarantors, each of the lenders party		10-Q	001-35770	10.6	11/14/2023

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
	hereto from time to time, the administrative agent and the collateral agent.
10.10	Amendment No. 3 to the Credit and Guarantee Agreement, dated December 31, 2023, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-KT	001-35770	10.39	3/14/2024
10.11	Waiver No. 2 and Amendment No. 4 to Credit and Guarantee Agreement and Amendment No. 2 to Security Agreement, dated January 31, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.		10-Q	001-35770	10.1	5/14/2024
10.12	Amendment No. 5 to the Credit and Guarantee Agreement, dated February 16, 2024, by and among the Borrower, the Guarantors, each of the lenders party hereto from time to time, the administrative agent and the collateral agent.		10-Q	001-35770	10.2	5/14/2024
10.13	Waiver No. 5, Consent No. 1 and Amendment No. 6 to Credit and Guarantee Agreement, dated April 30, 2024, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC and Macquarie Bank Limited.		10-Q	001-35770	10.1	8/13/2024
10.14	Consent No. 3 and Amendment No. 7 to Credit and Guarantee Agreement, among Core Alaska, LLC, Contango Ore, Inc. Alaska Gold Torrent, LLC, Contango Minerals Alaska, LLC, ING Capital LLC.		10-Q	001-35770	10.2	8/13/2024
10.15	Amendment No. 8 to Credit and Guarantee Agreement, dated July 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-Q	001-35770	10.1	11/14/2024
10.16	Amendment No. 9 to Credit and Guarantee Agreement, dated September 30, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-Q	001-35770	10.2	11/14/2024
10.17	Amendment No. 10 to Credit and Guarantee Agreement, dated October 31, 2024, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-K	001-35770	10.25	03/17/2025
10.18	Amendment No. 11 to Credit and Guarantee Agreement, dated February 17, 2025, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.		10-Q	001-35770	10.1	05/14/2025
10.19

Amendment No. 12 to Credit and Guarantee Agreement, dated September 19, 2025, among CORE Alaska, LLC, Contango Ore, Inc., Contango Lucky Shot Alaska, LLC, Contango Minerals Alaska, LLC, Contango Mining Canada, Inc. and ING Capital LLC.

		X
10.20	ISDA Master Agreement, dated May 17, 2023, between ING and Core Alaska.		8-K	001-35770	10.1	8/08/2023

			Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
10.21	ISDA Master Agreement, dated May 17, 2023, between Macquarie and Core Alaska.		8-K	001-35770	10.2	8/08/2023
10.22	Controlled Equity OfferingSM Sales Agreement, dated June 8, 2023, by and between the Company and Cantor Fitzgerald & Co.		8-K	001-35770	1.1	6/09/2023
10.23	Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†		8-K	001-35770	10.1	11/16/2017
10.24	First Amendment to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan.†		8-K	001-35770	10.1	11/20/2019
10.25	2023 Omnibus Incentive Plan.†		Sc. 14A	001-35770	A	10/04/2023
10.26	Employment Agreement, dated July 11, 2023 between Michael Clark and the Company.†		8-K	001-35770	10.1	7/17/2023
10.27	Employment Agreement, dated September 16, 2024, between Rick Van Nieuwenhuyse and Contango Ore, Inc.†		8-K	001-35770	10.1	9/17/2024
14.1	Code of Ethics.		10-K	001-35770	14.1	9/11/2012
14.2	Corporate Code of Business Conduct and Ethics of Contango ORE, Inc.		8-K	001-35770	14.1	12/17/2020
19.1	Insider Trading Policy.		10-K	001-35770	19.1	3/17/2025
21.1	List of Subsidiaries.	X
23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of Baker Tilly US, LLP, Independent Auditor for the Audited Financial Statements of Peak Gold, LLC as of December 31, 2025.	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
95.1	Mine Safety Disclosures	X
96.1	Technical Report Summary, dated May 12, 2023 on the Manh Choh Project		8-K	001-35770	96.1	6/02/2023
96.2	Technical Report Summary, dated May 26, 2023 on the Lucky Shot Project.		8-K	001-35770	96.1	6/16/2023
96.3	Technical Report Summary, effective May 12, 2025, as amended on January 12, 2026.		8-K/A	001-35770	96.1	1/13/2026
96.4	Policy Regarding the Mandatory Recovery of Compensation.		10-K/A	001-35770	97.1	4/14/2025
99.1	Original Schedule of Gold Properties (Excluding Tetlin Lease).		10-K	000-54136	99.1	9/19/2011
99.2	Original Schedule of REE Properties.		10-K	000-54136	99.2	9/19/2011
99.3	Schedule of Revised TOK Claims.		10-Q	001-35770	99.3	5/15/2023
99.4	Schedule of Bush Claims.		10-Q	001-35770	99.4	5/15/2023
99.5	Schedule of Revised Eagle Claims.		10-Q	001-35770	99.6	5/15/2023
99.6	Schedule of ADC 2 Claims.		10-Q	001-35770	99.7	5/15/2023
99.7	2011 Report of Behre Dolbear & Company (USA).		10-Q	000-54136	99.3	2/06/2012
99.8	Schedule of Noah Claims.		10-K	001-35770	99.8	9/15/2017
99.9	Schedule of Shamrock Claims.		10-K	001-35770	99.9	8/31/2021
99.10	Audited Financial Statements of Peak Gold, LLC as of December 31, 2025.	X

Incorporated by Reference
Exhibit Number	Description	Filed Here Within	Form	File No.	Ex.	Filing Date
101

Financial statements from the Company’s annual report on Form 10-K for the period ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

X
104	Cover Page Interactive Data File.	X

† Management contract or compensatory plan or agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO ORE, INC.	Date		Date
/s/ RICK VAN NIEUWENHUYSE	March 16, 2026	/s/ MIKE CLARK	March 16, 2026
Rick Van Nieuwenhuyse President, Chief Executive Officer, and Director (Principal Executive Officer)		Mike Clark Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RICK VAN NIEUWENHUYSE	President, Chief Executive Officer	March 16, 2026
RICK VAN NIEUWENHUYSE	(Principal Executive Officer)

/s/ MIKE CLARK	Chief Financial Officer	March 16, 2026
MIKE CLARK	and Secretary
(Principal Financial and Accounting Officer)

/s/ BRAD JUNEAU	Chairman and Director	March 16, 2026
BRAD JUNEAU

/s/ MIKE CINNAMOND	Director	March 16, 2026
MIKE CINNAMOND

/s/ CLYNT NAUMAN	Director	March 16, 2026
CLYNT NAUMAN

/s/ RICHARD SHORTZ	Director	March 16, 2026
RICHARD SHORTZ

/s/ DARWIN GREEN	Director	March 16, 2026
DARWIN GREEN

CONTANGO ORE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Contango Ore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Contango Ore, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Houston, Texas

March 15, 2026

We have served as the Company’s auditor since 2017.

CONTANGO ORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	64,837,617	20,058,477
Restricted cash	106,365	257,045
Prepaid expenses and other	3,290,962	1,114,522
Income taxes receivable	106,244	649,125
Total current assets	68,341,188	22,079,169

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	47,108,733	60,523,622
Property & equipment, net	52,065,293	50,577,097
Marketable securities	4,436,013	712,375
Total long-term assets	103,610,039	111,813,094

TOTAL ASSETS	$171,951,227	$133,892,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,014,233	$418,836
Accrued liabilities	4,336,813	2,803,598
Royalty reimbursement advance	488,045	855,548
Derivative contract liability	66,465,622	29,076,582
Debt, current portion	4,000,000	42,600,000
Total current liabilities	76,304,713	75,754,564

NON-CURRENT LIABILITIES:
Royalty reimbursement advance	—	217,086
Asset retirement obligations	123,444	255,769
Contingent consideration liability	2,757,952	1,100,480
Derivative contract liability	37,191,718	28,615,525
Debt non-current portion, net	29,857,758	26,369,199
Deferred tax liability	617,353	306,995
Total non-current liabilities	70,548,225	56,865,054

TOTAL LIABILITIES	146,852,938	132,619,618

COMMITMENTS AND CONTINGENCIES (NOTES 8 and 12)

STOCKHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Common Stock, $0.01 par value, 45,000,000 shares authorized; 14,968,929 shares issued and 14,966,449 shares outstanding as of December 31, 2025; 12,230,959 shares issued and 12,228,479 shares outstanding as of December 31, 2024	149,687	122,308
Additional paid-in capital	238,155,692	178,270,782
Treasury stock at cost (2,480 at December 31, 2025; and 2,480 shares at December 31, 2024)	(48,308)	(48,308)
Accumulated deficit	(213,158,782)	(177,072,137)
TOTAL STOCKHOLDERS’ EQUITY	25,098,289	1,272,645

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,951,227	$133,892,263

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2025	2024
EXPENSES:
Claim rental expense	$(463,949)	$(589,461)
Exploration expense	(5,820,896)	(4,059,505)
Depreciation expense	(140,729)	(121,876)
Accretion expense	—	(9,542)
General and administrative expense	(13,082,874)	(10,611,271)
Total expenses	(19,508,448)	(15,391,655)

Income from equity investment in Peak Gold, LLC	88,585,112	41,669,216
Total income from operations	69,076,664	26,277,561

OTHER INCOME/(EXPENSE):
Interest and other income	1,772,675	480,235
Interest and finance expense	(7,598,562)	(11,731,622)
Loss on derivative contracts	(109,108,194)	(54,150,141)
Gain on metal sales	5,324,700	1,209,293
Gain/(loss) on marketable securities	4,749,312	(199,018)
Total other income/(expense)	(104,860,069)	(64,391,253)

Loss before income taxes	(35,783,405)	(38,113,692)
Income tax (expense) / benefit	(303,240)	83,401
NET LOSS	$(36,086,645)	$(38,030,291)
LOSS PER SHARE
Basic and diluted	$(2.80)	$(3.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	12,902,668	10,896,228

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,086,645)	$(38,030,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,356,510	2,638,635
Depreciation expense	140,729	121,876
Accretion expense	—	9,542
Non-cash portion for lease expense	47,529	180
Equity earnings from investment in Peak Gold, LLC	(88,585,112)	(41,669,216)
Cash distribution from Peak Gold, LLC	102,000,000	40,500,000
Unrealized loss from derivative contracts	45,965,233	34,274,326
Unrealized (gain)/loss from marketable securities	(4,020,712)	199,018
Realized gain from marketable securities	(728,600)	—
Interest expense paid in stock	466,610	400,048
Amortization of debt discount and debt issuance fees	2,388,559	4,108,887
Drawdown of silver royalty	(584,589)	(127,366)
Deferred tax expense/(benefit)	310,358	(90,511)
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other	71,572	339,627
Increase/(decrease) in accounts payable and accrued liabilities	449,730	(1,326,643)
Decrease/(increase) in income taxes receivable	542,882	(649,125)
Net cash provided by operating activities	25,734,054	698,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in Peak Gold, LLC	—	(31,290,000)
Proceeds from the sale of marketable securities	1,025,674	—
Cash consideration paid for Avidian Alaska Acquisition	(350,000)	(815,613)
Acquisition of property and equipment	(162,492)	(23,667)
Net cash provided by/(used in) investing activities	513,182	(32,129,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from debt	—	30,000,000
Principal repayments on debt	(37,500,000)	(7,900,000)
Cash proceeds from common stock and warrant issuance, net	56,540,503	15,477,398
Shares repurchased for tax withholdings on share-based awards	(659,279)	—
Debt issuance costs	—	(1,568,974)
Net cash provided by financing activities	18,381,224	36,008,424

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	44,628,460	4,578,131
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	20,315,522	15,737,391
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	64,943,982	20,315,522

Supplemental disclosure of cash flow information
Cash paid for:
Total income tax paid, net of received	(550,000)	656,235
Interest expense	3,817,877	7,229,674
Non-cash investing and financing activities
Commitment fee derecognized and added to debt discount	—	787,306
Shares issued for acquisitions	207,945	35,331,402
Change in estimate in contingent consideration liability	1,657,472	—
Capitalized deferred acquisition costs	2,231,519	—
Consideration payable for Avidian acquisition	—	557,945
Accrued transaction costs for HighGold acquisition	—	21,919
Total non-cash investing and financing activities	4,096,936	36,698,572

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance at December 31, 2023	9,454,233	$94,542	$124,451,067	$(48,308)	$(139,041,846)	$(14,544,545)
Stock-based compensation	—	—	2,638,635	—	—	2,638,635
Restricted shares grants	159,150	1,592	(1,592)	—	—	—
Common stock issuance	819,565	8,195	14,687,805	—	—	14,696,000
Cost of common stock issuance	—	—	(1,365,323)	—	—	(1,365,323)
Issuance of common stock from acquisitions	1,777,398	17,773	35,313,629	—	—	35,331,402
Issuance of warrants	—	—	2,146,719	—	—	2,146,719
Shares issued for convertible debt interest payment	20,613	206	399,842	—	—	400,048
Net loss	—	—	—	—	(38,030,291)	(38,030,291)
Balance at December 31, 2024	12,230,959	$122,308	$178,270,782	$(48,308)	$(177,072,137)	$1,272,645
Stock-based compensation	—	—	3,356,510	—	—	3,356,510
Restricted shares grants	302,600	3,026	(3,026)	—	—	—
Common stock issuance	2,455,898	24,559	59,804,062	—	—	59,828,621
Cost of common stock issuance	—	—	(3,288,118)	—	—	(3,288,118)
Common stock issuance for acquisitions	11,216	112	207,833	—	—	207,945
Shares repurchased for tax withholdings on share-based awards	(60,763)	(608)	(658,671)	—	—	(659,279)
Shares issued for convertible debt interest payment	29,019	290	466,320	—	—	466,610
Net loss	—	—	—	—	(36,086,645)	(36,086,645)
Balance at December 31, 2025	14,968,929	$149,687	$238,155,692	$(48,308)	$(213,158,782)	$25,098,289

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO ORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango ORE, Inc. (“CORE” or the “Company”) was formed on September 1, 2010 as a Delaware corporation for the purpose of engaging in the exploration for and development of gold ore and associated minerals in the State of Alaska. On January 8, 2015, CORE Alaska, LLC, a wholly-owned subsidiary of the Company (“CORE Alaska”), and a subsidiary of Royal Gold, Inc. (“Royal Gold”) formed Peak Gold, LLC (the “Peak Gold JV”). On September 30, 2020, CORE Alaska sold a 30% membership interest in the Peak Gold JV to KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska. The sale is referred to herein as the “CORE Transactions”.

Concurrently with the CORE Transactions, KG Mining, in a separate transaction, acquired 100% of the equity of Royal Alaska, LLC from Royal Gold, which held Royal Gold’s 40% membership interest in the Peak Gold JV (the “Royal Gold Transactions” and, together with the CORE Transactions, the “Kinross Transactions”). After the consummation of the Kinross Transactions, CORE Alaska retained a 30% membership interest in the Peak Gold JV. KG Mining now holds a 70% membership interest in the Peak Gold JV and KG Mining serves as the manager of the Peak Gold JV, which operates the Manh Choh (as defined below) mines.

The Company conducts its business through the below primary means:

•
its 30% membership interest in Peak Gold JV, which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 additional acres of State of Alaska mining claims (such combined acreage, the “Peak Gold JV Property”) for exploration and development, including in connection with the Peak Gold JV’s production from the Main and North Manh Choh deposits within the Peak Gold JV Property (“Manh Choh” or the “Manh Choh Project”);
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
•
its wholly-owned subsidiary, Contango Minerals Alaska, LLC (“Contango Minerals”), which separately controls the mineral rights to approximately 145,330 acres of State of Alaska mining claims for exploration, including (i) approximately 69,780 acres located immediately northwest of the Peak Gold JV Property (the “Eagle/Hona Property”), (ii) approximately 14,850 acres located northeast of the Peak Gold JV Property (the “Triple Z Property”), (iii) approximately 52,700 acres of new property in the Richardson district of Alaska (the “Shamrock Property”) and (iv) approximately 8,000 acres located to the north and east of the Lucky Shot Property (the “Willow Property” and, together with the Eagle/Hona Property, the Triple Z Property, and the Shamrock Property, collectively the “Minerals Property”); and
•
its wholly-owned subsidiary, Avidian Gold Alaska Inc., an Alaskan corporation (“Avidian Alaska”), which separately controls the mineral rights to approximately 15,260 acres of State of Alaska mining claims and upland mining leases for exploration, including (i) approximately 1,030 (the "Amanita NE Property") acres located in the Fairbanks Mining District approximately three miles east of the Fort Knox Gold Mine and 20 miles north of Fairbanks, Alaska, and (ii) approximately 10,850 acres (the "Golden Zone Property") located in the Valdez Creek Mining District on the eastern edge of the Alaska Range, located approximately 150 miles southwest of Fairbanks, Alaska, along the George Parks Highway; and (iii) which leases for exploration the mineral rights to approximately 3,380 acres of State of Alaska mining claims, leasehold locations and an upland mining lease, located in the Fairbanks Mining District approximately five miles southwest of the Fort Knox Gold Mine and about 10 miles north of Fairbanks, Alaska (the “Amanita Property, and together with the Amanita NE Property and the Golden Zone Property, collectively the “Avidian Properties”).

The Johnson Tract Project, Lucky Shot Property, Minerals Property and Avidian Properties are collectively referred to in these Notes to the Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

The Company has been involved, directly and through the Peak Gold JV (30% membership interest), in exploration on the Manh Choh Project since 2010, which has resulted in identifying two mineral deposits (Main and North Manh Choh) and several other gold, silver, and copper prospects. The Peak Gold JV is mining ore from the Main and North Manh Choh deposits and processing the ore at the existing Fort Knox mining and milling complex located approximately 240 miles (400 kilometers) away. The Peak Gold JV has entered into an Ore Haul Agreement with Black Gold Transport, located in North Pole, Alaska to transport the run-of-mine ore from the Manh Choh Project to the Fort Knox facilities. Peak Gold JV has also entered into a contract with Kiewit Mining Group to provide contract mining and site preparation work at the Manh Choh Project. The Peak Gold JV is charged a toll for using the Fort Knox facilities pursuant to a toll milling agreement by and between the Peak Gold JV and Fairbanks Gold Mining, Inc., an affiliate of Kinross, which was entered into and became effective on April 14, 2023.

As of December 31, 2025 and 2024, the Company has funded $78.6 million towards the cash calls and no future cash calls are anticipated.

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

3. Liquidity

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest, and general and administrative expenses of the Company. As of December 31, 2025, the Company has working capital deficit balance of $8.0 million, which includes $66.5 million connected with the fair value of the current maturities of the hedges. During the fiscal year ended December 31, 2025, the Company generated $25.7 million from operating activities and increased its cash by $44.6 million. There are no anticipated future cash calls going forward from the Peak Gold JV. Operations commenced in July 2024 which has allowed the Peak Gold JV to operate from the cash flows generated from its operations and has resulted in excess cash for distributions. The Company received from the Peak Gold JV $40.5 million in cash distributions in 2024 and $102.0 million in cash distributions in 2025, relating to production at Manh Choh. In total, the Company has received $142.5 million in cash distributions from the Peak Gold JV since commencing the processing of Manh Choh ore in July 2024. There can be no guarantee that the Peak Gold JV will make future distributions to the Company. The Company believes that distributions are probable. During 2025, the Company completed capital raises for net proceeds totaling $9.6 million and $47.0 million through its ATM offering and Underwritten offering, respectively (See Note 7 - Stockholders' Equity). The Company made principal payments on the Facility of $7.9 million in 2024 and $37.5 million in 2025. Subsequent to year end, the Company completed a capital raise for net proceeds totaling $47.2 million through an underwritten offering (See Note 19 - Subsequent Events). The Company believes it will maintain sufficient liquidity generated from cash flows from operations, and if necessary, cash from equity issuances. The ability of the Company to refinance current debt or arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, the results achieved at the Peak Gold JV Property, as well as the market price of metals. The Company cannot be certain that financing will be available on acceptable terms, if at all, and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment of obligations of approximately $4.0 million on the Facility, as defined in Note 14 - Debt, and delivery into its hedge contracts, for the twelve consecutive months subsequent to the date of this report.

4. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described below.

Cash and cash equivalents. Cash and cash equivalents consists of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. All cash is held in cash deposit accounts as of December 31, 2025 and December 31, 2024. At certain times, amounts on deposit may exceed federal deposit insurance limits. As of December 31, 2025 and December 31, 2024 the Company had $0.1 million and $0.3 million, respectively, of restricted cash which is held as collateral for its bank-issued Company credit cards.

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

Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of each restricted stock award is equal to the Company’s stock price on the date the award is granted. The Company recognizes forfeitures when incurred.

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

Investment in the Peak Gold JV. The Company’s consolidated financial statements include the investment in the Peak Gold JV, which is accounted for under the equity method. The Company re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The Company held a 30% membership interest in the Peak Gold JV on December 31, 2025 and designated one of the three members of the JV Management Committee. As such, the Company has the ability to exercise significant influence over the Peak Gold JV’s operating and financial policies. As of December 31, 2025, the Company recorded an investment in the Peak Gold JV of $47,108,733, reflecting cumulative contributions, historical cost of the assets, income from the Peak Gold JV and cash distributions. Under the equity method of accounting, the Company increases its investment for contributions made and its proportionate share of net earnings, and decreases its investment for distributions received. Likewise, as of December 31, 2024 the Company recorded an investment in the Peak Gold JV of $60,523,622.

The Company assesses its equity method investment for impairment when events or circumstances suggest that the carrying amount of the investment may be impaired. The Company records an impairment charge in earnings when the decline in value below the carrying amount of its equity method investment is determined to be other than temporary.

Cash distributions from the Peak Gold JV. The Company applies distributions received from the Peak Gold JV as a return on investment and are deducted from the carrying amount of the investment balance as permitted under ASC 323 - Investments - Equity Method and Joint Ventures. The Company has elected the "Nature of the distribution approach" and the distributions from the Peak Gold JV represent a return on investment as the distributions are generated from the regular course of business earning and will be presented under operating activities on the Statements of Cash Flows.

The Peak Gold JV’s operations are significantly integral to the Company’s current business and ongoing operations and, thus, the Company’s equity share of the Peak Gold JV’s earnings are presented in income from operations.

Property & Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed for assets placed in service using the straight‐line method over the estimated useful life of the asset. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations. The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the loss recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges for the fiscal year ended December 31, 2025 and December 31, 2024. Significant payments related to the acquisition of mineral properties, mining rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units‐of‐production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the fiscal year ended December 31, 2025 and the fiscal year ended December 31, 2024.

Fair Value on a Recurring Basis

The Company performs fair value measurements on a recurring basis for the following:

•
Derivative Financial Instruments - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company's potential derivative financial instruments include features embedded within its convertible debenture with QRC (see Note 14).

The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are evaluated and accounted for separately. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as either an asset or a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The fair value of the embedded conversion features are estimated using several probability weighted binomial lattice models. Estimating fair values of embedded conversion features is classified within Level 3 of the fair value hierarchy and requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. No derivative has been identified in connection with the conversion feature. Measurements associated with certain redemption features (call and put options), contingent on a change-in-control event occurring have an immaterial value;

•
Commodity Hedges - As discussed in Note 15, the Company has entered into hedge agreements with delivery obligations of gold ounces. The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices. The derivative hedges are marked-to-market with changes in estimated value driven by forward commodity prices;
•
Marketable Securities - The Company owns an equity investment in a publicly traded company, Onyx Gold Corp. ("Onyx"). Changes in the fair value of this investment are recorded through income using quoted prices obtained from securities exchanges; and
•
Contingent Consideration - As discussed in Note 12, the Company will be obligated to pay CRH additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. The fair value of the share-based portion of the contingent consideration is measured on a recurring basis and is driven by the probability of reaching the milestone payment thresholds. The cash portion of the contingent consideration related to that asset acquisition will be recorded when the contingency is resolved.

The following table summarizes the fair value of the Company's financial assets and liabilities, by level within the fair-value hierarchy:

As of December 31, 2025	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - noncurrent	$4,436,013	$-	$-

Financial Liabilities
Derivative Liability - current	$-	$66,465,622	$-
Derivative Liability - noncurrent	$-	$37,191,718	$-
Contingent consideration liability - noncurrent	$-	$-	$2,757,952

As of December 31, 2024
Financial Assets
Marketable securities - noncurrent	$712,375	$-	$-

Financial Liabilities
Derivative Liability - current	$-	$29,076,582	$-
Derivative Liability - noncurrent	$-	$28,615,525	$-
Contingent consideration liability - noncurrent	$-	$-	$1,100,480

The contingent consideration change in fair value compared to last year resulted from re-assessment of probabilities of reaching the milestone payment thresholds. The increase has been recorded as an adjustment to the carrying amount of the mineral properties to which the original purchase price allocation was assigned.

Fair Value on a Nonrecurring Basis

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including mineral properties, business combinations, and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No significant fair value adjustments were necessary in 2025 and 2024.

Business Combinations. In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business. The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. Contingent consideration in asset acquisitions payable in the form of cash is recognized when the contingency is resolved and the consideration is paid or becomes payable. Contingent consideration payable in the form of a fixed number of the Company’s own shares is measured at fair value as of the acquisition date and each reporting date. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

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

Asset Retirement Obligations. Asset retirement obligations (including reclamation and remediation costs) associated with operating and non-operating mine sites are recognized when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation for each project in accordance with ASC guidance for asset retirement obligations. As of December 31, 2025 and 2024, the Company had asset retirement obligations related to its Lucky Shot project totaling $123,444 and $255,769, respectively. Accretion expense for the period ended December 31, 2025 was $nil. Accretion expense for the period ended December 31, 2024 was $9,542.

Recently Issued Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. The Company adopted ASU 2023-09 as of January 1, 2025, and the corresponding impacts are reflected in Note 13 - Income Taxes.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recently issued accounting pronouncements not yet effective. In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has not early adopted this standard.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s consolidated financial statements.

5. Prepaid Expenses and Other

The Company had prepaid expenses and other assets of $3,290,962 and $1,114,522 as of December 31, 2025 and December 31, 2024, respectively. The balances primarily relate to the annual State of Alaska mineral claims rentals, surety bonds, and prepaid insurance, as well as professional fees in connection with the merger with Dolly Varden (Note 12 - Commitments and Contingencies).

6. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below:

	Fiscal Year Ended December 31,
	2025			2024
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Net Loss	$(36,086,645)			$(38,030,291)
Basic Net Loss per Share:
Net loss attributable to common stock	$(36,086,645)	12,902,668	$(2.80)	$(38,030,291)	10,896,228	$(3.49)

Diluted Net Loss per Share:
Net loss attributable to common stock	$(36,086,645)	12,902,668	$(2.80)	$(38,030,291)	10,896,228	$(3.49)

The Company uses the two-class method to compute basic earnings per share. Under this method, earnings are allocated to common shares and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class. Unvested restricted stock grants made to our non-employee directors and certain employees are considered participating securities because the shares have the right to receive non-forfeitable dividends. Because the participating shares have no obligation to share in net losses, we do not allocate losses to our common shares in this calculation.

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

Warrants to purchase 678,875 shares of common stock of the Company were outstanding as of December 31, 2025. Options and warrants to purchase 826,375 shares of common stock of the Company were outstanding as of December 31, 2024. There were 380,730 and 436,863 restricted shares of common stock unvested as of December 31, 2025 and 2024, respectively. These warrants and unvested restricted shares were not included in the computation of diluted earnings per share for the periods where the Company generated a net loss due to being anti-dilutive.

7. Stockholders’ Equity

The Company has 45,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of December 31, 2025, a total of 14,966,449 shares of common stock were outstanding, including 380,730 shares of unvested restricted stock. As of December 31, 2025, warrants to purchase 678,875 shares of common stock of the Company were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between January 2026 and March 2027.

ATM Offering

On June 8, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40,000,000 of shares of the Company’s common stock through the Agent (the “ATM Offering”). The offer and sale of the common stock has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s registration statement on Form S-3. Sales of the common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. The Company has no obligation to sell any of the common stock under the Sales Agreement and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the common stock requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Company pays the Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, customary indemnification obligations of the Company and the Agent against certain liabilities, including for liabilities under the Securities Act, and termination provisions. The Company sold 480,898 shares for the fiscal year ended December 31, 2025 and 87,815 shares for the fiscal year ended December 31, 2024 of common stock pursuant to the Sales Agreement for net proceeds of approximately $9.6 million and $1.8 million, respectively. The balance remaining from the Sales Agreement as of December 31, 2025 is $23.0 million.

Underwritten Offering

On June 10, 2024, the Company entered into an underwriting agreement (the "June 2024 Underwriting Agreement") with Canaccord Genuity LLC and Cormark Securities Inc. (collectively, the "June 2024 Underwriters"), relating to the underwritten public offering (the “ June 2024 Offering”) of 731,750 units (the "Units") of the Company at a price of $20.50 per Unit. Each Unit consists of (i) one share of the Company's common stock and (ii) one-half of one accompanying warrant. Each whole accompanying warrant is exercisable to purchase one share of the Company's common stock at a price of $26.00 per warrant, exercisable for a period of 36 months. The June 2024 Underwriters agreed to purchase the Units from the Company pursuant to the June 2024 Underwriting Agreement at a price of $19.37 per Unit, which included a 5.5% underwriting discount. The fair value of each warrant was estimated as of the date of grant using the Black-Scholes option-pricing model (Level 2 of the fair value hierarchy) with the following weighted average assumptions used: (i) risk-free interest rate of 4.57%; (ii) expected life of 3.0 years; (iii) expected volatility of 57%; and (iv) expected dividend yield of 0%. The net proceeds from the June 2024 Offering were $13.7 million after deducting underwriting discounts and commissions and offering expenses. The June 2024 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3. The June 2024 Offering closed on June 12, 2024. As of December 31, 2025, none of the warrants had been exercised.

On September 25, 2025, the Company sold 1,975,000 shares of common stock and pre-funded warrants to purchase up to 525,000 shares of common stock at an offering price of $20.00 per share and $19.99 per pre-funded warrant and received gross proceeds of approximately $50.0 million before deducting underwriting discounts and offering expenses of approximately $3.0 million. The offering price of the pre-funded warrant equaled the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. The September offering was made pursuant to the Company’s effective shelf registration statement on Form S-3.

The issued pre-funded warrants were classified as a component of permanent equity in the Company’s Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net income/loss per share, basic and diluted, attributable to common stockholders as the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of December 31, 2025, none of the pre-funded warrants had been exercised.

See Note 19 - Subsequent Events.

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

9. Property & Equipment

The table below sets forth the book value by type of fixed asset as well as the estimated useful life:

Asset Type	Estimated Useful Life	December 31, 2025	December 31, 2024
Mineral properties	Not Depleted	$50,358,809	$48,833,661
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,546	1,455,546
Machinery and equipment	3 - 10	544,064	420,171
Vehicles	5	184,032	136,037
Computer and office equipment	5	27,731	39,560
Furniture & fixtures	5	2,270	2,270
Right of use asset	2	86,952	86,952
Less: Accumulated depreciation and amortization		(559,712)	(362,701)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$52,065,293	$50,577,097

Mineral properties include amounts for value beyond proved and probable reserves related to mines and exploration or pre-development interests acquired by the Company which are not depleted until the mineralized material they relate to is converted to proven and probable reserves.

10. Investment in Peak Gold JV

The Company recorded its initial investment at the historical book value of the assets contributed to the Peak Gold JV which was approximately $1.4 million. As of December 31, 2025 and 2024, the Company has contributed approximately $106.2 million to the Peak Gold JV. There were no contributions during the fiscal year ended December 31, 2025.

The following table is a roll-forward of our investment in the Peak Gold JV as of December 31, 2025:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2023	$28,064,405
Investment in Peak Gold, LLC	15,450,000
Loss from equity investment in Peak Gold, LLC	(140,253)
Investment balance at March 31, 2024	$43,374,152
Investment in Peak Gold, LLC	11,790,000
Loss from equity investment in Peak Gold, LLC	(695,633)
Investment balance at June 30, 2024	$54,468,519
Investment in Peak Gold, LLC	4,050,000
Distributions received from Peak Gold, LLC	(19,500,000)
Income from equity investment in Peak Gold, LLC	28,525,857
Investment balance at September 30, 2024	$67,544,376
Distributions received from Peak Gold, LLC	(21,000,000)
Income from equity investment in Peak Gold, LLC	13,979,246
Investment balance at December 31, 2024	$60,523,622
Distributions received from Peak Gold, LLC	(24,000,000)
Income from equity investment in Peak Gold, LLC	22,320,034
Investment balance at March 31, 2025	$58,843,656
Distributions received from Peak Gold, LLC	(30,000,000)
Income from equity investment in Peak Gold, LLC	27,326,184
Investment balance at June 30, 2025	$56,169,840
Distributions received from Peak Gold, LLC	(33,000,000)
Income from equity investment in Peak Gold, LLC	29,533,425
Investment balance at September 30, 2025	$52,703,265
Distributions received from Peak Gold, LLC	(15,000,000)
Income from equity investment in Peak Gold, LLC	9,405,468
Investment balance at December 31, 2025	$47,108,733

The following table presents the condensed balance sheets for the Peak Gold JV as of December 31, 2025 and December 31, 2024 in accordance with US GAAP:

	December 31, 2025	December 31, 2024
ASSETS
Current assets	$168,737,044	$166,365,590
Non-current assets	198,799,122	218,643,898
TOTAL ASSETS	$367,536,166	$385,009,488

LIABILITIES AND MEMBERS’EQUITY
Current liabilities	$64,110,196	$45,985,161
Non-current liabilities	68,148,959	59,031,019
TOTAL LIABILITIES	$132,259,155	$105,016,180

MEMBERS’ EQUITY	235,277,011	279,993,308
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$367,536,166	$385,009,488

The following table presents the condensed results of operations for the Peak Gold JV for the fiscal year ended December 31, 2025 and the fiscal year ended December 31, 2024 in accordance with US GAAP:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2025	December 31, 2024

Revenue	$645,561,578	$344,859,461
Cost of sales	(289,074,573)	(168,125,264)
Gross profit	356,487,005	176,734,197
Other expenses	(61,203,303)	(37,836,809)

Net Income	$295,283,702	$138,897,388

The Company’s share of the Peak Gold JV’s results of operations for the fiscal year ended December 31, 2025 and 2024 was income of $88.6 million and $41.7 million, respectively. The Peak Gold JV income and losses do not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of December 31, 2025, the Company recorded an investment in the Peak Gold JV of $47,108,733, reflecting cumulative contributions, historical cost of the assets contributed, income from the Peak Gold JV and cash distributions. Likewise, as of December 31, 2024 the Company recorded an investment in the Peak Gold JV of $60,523,622. If the Company elects not to fund its interest in the Peak Gold JV, its interest would be diluted.

11. Stock Based Compensation

On September 15, 2010, the Board adopted the Contango ORE, Inc. Equity Compensation Plan (the “2010 Plan”). On November 10, 2022, the stockholders of the Company approved and adopted the Second Amendment (the “Second Amendment”) to the Contango ORE, Inc. Amended and Restated 2010 Equity Compensation Plan (as amended, the “Amended Equity Plan”) which increased the number of shares of common stock that the Company may issue under the Amended Equity Plan by 600,000 shares. Under the Amended Equity Plan, the Board may issue up to 2,600,000 shares of common stock and options to officers, directors, employees or consultants of the Company. Awards made under the Amended Equity Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) (together with the Amended Equity Plan referred to as the “Equity Plans”), which replaces the 2010 Plan with respect to new grants by the Company. Shares available for grant under the 2023 Plan consist of 193,500 shares of common stock plus (i) any shares remaining available for grant under the 2010 Plan (316,539 shares as of December 31, 2025), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2010 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2010 Plan that are forfeited for any reason.

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

The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies. All employee stock option grants are expensed over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on the historical weekly volatility of the Company’s stock with a look-back period equal to the expected term of the options. The expected dividend yield is zero as the Company has never declared and does not anticipate declaring dividends on its common stock. The expected term of the options granted represent the period of time that the options are expected to be outstanding. The simplified method is used for estimating the expected term, due to the lack of historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury bills with a duration equal to or close to the expected term of the options at the time of grant. There were no newly vested stock options in the fiscal years ended December 31, 2025 and 2024. As of December 31, 2025, the total unrecognized compensation cost related to nonvested stock options was nil. During the fiscal year ended December 31, 2025, a total of 100,000 stock options with an exercise price of $14.50 expired unexercised. As of December 31, 2025, there are no stock options outstanding.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) shall determine to what extent, and under what conditions, the Participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted for the fiscal years ended December 31, 2025 and 2024 was $3.3 million and $2.6 million, respectively.

As of December 31, 2025, there were 380,730 shares of such restricted stock that remained unvested and the total compensation cost related to nonvested restricted share awards not yet recognized was $1,663,235. The remaining costs are expected to be recognized over the remaining vesting period of the awards. Stock-based compensation expense for the fiscal years ended December 31, 2025 and 2024 was approximately $3.4 million and $2.6 million, respectively. The compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.

Below table indicates the unvested restricted stock balance as of December 31, 2025 and December 31, 2024:

Number of restricted shares unvested
Balance - January 1, 2025	436,863
Restricted shares granted	302,600
Restricted shares vested	(358,733)
Balance - December 31, 2025	380,730

Balance - January 1, 2024	433,528
Restricted shares granted	159,150
Restricted shares vested	(155,815)
Balance - December 31, 2024	436,863

12. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Peak Gold JV is required to spend $350,000 per year until July 15, 2028 in exploration costs. The Company’s exploration expenditures through the 2023 exploration program have satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production royalty ranging from 3% to 5%, depending on the type of metal produced and the year of production. In lieu of a $450,000 cash payment to the Peak Gold JV from the Tetlin Tribal Council to increase its production royalty by 0.75%, the Peak Gold JV agreed to credit the $450,000 against future production royalty and advance minimum royalty payments due to the Tetlin Tribal Council under the lease once production begins. Until such time as production royalties begin, the Peak Gold JV must pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, and subsequent years are escalated by an inflation adjustment. Production commenced in July 2024 and the Peak Gold JV has started to satisfy the production royalty obligations pursuant to the terms of the Tetlin Lease.

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, Golden Zone, Amanita, Amanita NE and Lucky Shot claims are all located on State of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2024-2025 assessment year totaled $436,258. The Company paid the current year claim rentals in November 2025. The associated rental expense is amortized over the rental claim period, September 1st - August 31st of each year.

Lucky Shot Property. With regard to the Lucky Shot Property, the Company will be obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock. If payable, the additional share consideration will be issued based on the 30-day trading price. As of December 31, 2025 and 2024, the Company has recognized contingent consideration payable of $2,757,952 and $1,100,480, respectively, associated with the additional share consideration.

Royal Gold Royalties. Royal Gold currently holds a 3% overriding royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. Pursuant to the CORE Purchase Agreement, the Company received a prepayment of $1,200,000 for its direct share of silver royalty payments from KG Mining. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and therefore the Company has started to drawdown the $1,200,000 prepayment into income. The Company has recognized $584,589 in interest and other income for the fiscal year ended December 31, 2025.

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

Employment Agreements. Mike Clark serves as the Company’s Chief Financial Officer and Secretary and is responsible for performing the functions of the Company’s principal financial officer. Pursuant to his employment agreement (the "CFO Employment Agreement"), Mr. Clark receives a base salary of $400,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding a termination, and reimbursement for continued group health insurance coverage for 12 months following a termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the CFO Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (24 months of base salary and bonus amounts). Any payment of severance benefits to him under the CFO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Rick Van Nieuwenhuyse serves as the Company’s President & Chief Executive Officer and director. Pursuant to his employment agreement (the “CEO Employment Agreement”), Mr. Van Nieuwenhuyse receives a base salary of $600,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding a termination, and reimbursement for continued group health insurance coverage for 12 months following a termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the CEO Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (24 months of base salary and bonus amounts). Any payment of severance benefits to him under the CEO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

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

Village of Dot Lake Complaint. On July 1, 2024, the Village of Dot Lake, a federally recognized Indian Tribe, located approximately 50 miles from the Manh Choh mine on the ore haul route along the Alaska Highway (“Dot Lake”), filed a Complaint in the U.S. District Court for the District of Alaska against U.S. Army Corps of Engineers (the “Corps”) and Lt. General Scott A. Spellmon, in his official capacity as Chief of Engineers and Commanding General of the Corps. The Complaint sought declaratory and injunctive relief based on the Corps’ alleged failure to consult with Dot Lake and to undertake an adequate environmental review with respect to the Corps’ issuance in September 2022 of a wetlands disturbance permit in connection with the overall permitting of the Manh Choh mine as to approximately five acres of wetlands located on Tetlin Village land. The Peak Gold JV was not named as a defendant in the Complaint, but sought and was granted the right to intervene in the action, and joined the partial motion to dismiss the lawsuit that the Corps filed on August 23, 2024. On September 29, 2025, the Court entered an Order dismissing the action with prejudice based on the Stipulated Dismissal of Action filed by the parties and the Court closed the case.

Cook Inletkeeper, Chickaloon Village Traditional Counsel, Center for Biological Diversity. On September 10, 2024, the Corps issued to Johnson Tract Mining Inc, (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. The plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District Court has not issued any rulings or relief and the permit in question is still active and in good standing. We believe unfavorable outcome to us is not probable.

Dolly Varden acquisition. Dolly Varden Silver Corporation (“Dolly Varden”) was amalgamated under the Business Corporations Act (British Columbia) on January 30, 2012. Dolly Varden’s primary activity is the acquisition and exploration of mineral properties in Canada.

Dolly Varden is a mineral exploration company focused on exploration and advancing its 100% owned Kitsault Valley project (the “Kitsault Valley Project”), which includes the Dolly Varden property and the Homestake Ridge property located in the Golden Triangle of British Columbia, Canada, 25 kilometers (“km”) by road to tide water. The 163-square km Kitsault Valley Project hosts the high-grade silver and gold resources of Dolly Varden and Homestake Ridge along with the past-producing Dolly Varden and Torbrit silver mines.

In addition to the Kitsault Valley Project, Dolly Varden has consolidated a land package of six other properties in the same region as the Kitsault Valley Project. These six properties have historically been explored for gold, copper, silver, lead and zinc. Including the Kitsault Valley Project and the recent acquisitions, Dolly Varden now holds a combined area of 100,000 hectares within the region.

On December 8, 2025, Contango and Dolly Varden entered into the Arrangement Agreement in respect of the Arrangement. Under the terms of the Arrangement Agreement, Contango will acquire all of the issued and outstanding Dolly Varden Shares at the Exchange Ratio. The estimated fair value of the shares to be issued based on information available as of December 8, 2025 is $397.5 million.

Immediately prior to Closing, all Dolly Varden RSUs will vest and be settled for Dolly Varden Shares. Pursuant to the Arrangement, all outstanding Dolly Varden Options will be exchanged for stock options to acquire Contango Shares, adjusted to reflect the Exchange Ratio. Eligible Canadian stockholders of Dolly Varden will be able to elect to receive exchangeable shares in a Canadian subsidiary of Contango, which will be exchangeable into Contango Shares, instead of the Contango Shares to which they would otherwise be entitled.

Upon completion of the Arrangement, existing Contango Stockholders and former Dolly Varden Shareholders will own approximately 50.001% and 49.999% each of the combined company, respectively, using the fully diluted in-the-money treasury-stock-method (based on the number of Dolly Varden and Contango securities outstanding as of the date of the Arrangement Agreement).

The Arrangement will be effected pursuant to a court-approved plan of arrangement under the BCBCA and will require approval by (i) the Court, (ii) 66 2/3% of the votes cast by Dolly Varden Shareholders at a special meeting of Dolly Varden Shareholders expected to be held in the first quarter of 2026, and (iii) the affirmative vote of a majority of the Contango Shares present in person or by proxy at the special meeting of Contango Stockholders, expected to be held in the first quarter of 2026, and entitled to vote thereon.

In addition to the approval of the Court and the Dolly Varden and Contango stockholders, the Arrangement is subject to the receipt of applicable regulatory and exchange approvals (including approval of the NYSE American and TSXV), and the satisfaction of certain other closing conditions customary for a transaction of this nature. Subject to the satisfaction of such conditions, the Arrangement is expected to close in the first quarter of 2026. The Arrangement Agreement includes customary deal protections, including reciprocal fiduciary-out provisions, non-solicitation covenants and the right to match any superior proposals. A reciprocal Termination Fee in the amount of $15 million is payable by either party in certain circumstances as set out in the Arrangement Agreement.

As of December 31, 2025, the Company has accrued and capitalized $2.2 million in connection to transaction costs that are direct and incremental costs to the Arrangement.

13. Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax expense (benefit) reported in these financial statements for the years ended December 31, 2025 and 2024 is as follows:

	Fiscal Year Ended December 31,
	2025	%
Income tax benefit at US federal statutory tax rate	$(7,514,515)	21.00%
State income taxes expense, net of federal income tax effect*	160,347	-0.21%
Effect of cross-border tax laws	173,618	-0.46%
Foreign tax effects
Canada:
Statutory tax rate difference	294,821	-0.79%
Change in valuation allowance	(805,516)	2.15%
Nontaxable or nondeductible items
Convertible Debt Interest	397,693	-1.06%
Other	644,360	-1.72%
Changes in valuation allowance	6,780,199	-19.26%
Other	172,233	-0.46%
Income tax expense	$303,240	-0.81%

* In 2025, state and local income taxes in Alaska comprise the majority of the state and local income taxes, net of federal tax.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

Fiscal Year Ended December 31,
2024
Income tax benefit at statutory tax rate	$(8,016,170)
State tax benefit	(20,943)
Return to provision	(1)
Effect of rates different than statutory	(74,936)
Permanent differences	347,651
Convertible debt interest	397,630
Other valuation allowance	7,283,368
Income tax benefit	$(83,401)

The effective tax rates for the year ended December 31, 2025 was -0.81% (December 31, 2024 - 0.22%). The effective tax rates for the years ended December 31, 2025 and 2024 were less than the statutory rate as the Company is in a tax loss position and does not expect to realize those losses in the near future.

The Company has paid the following in income taxes, net of refunds received:

Fiscal Year Ended December 31,
2025
Jurisdiction
US - Federal	$(550,000)
US - State	—
Foreign - Canada	—
Total income tax refunds	$(550,000)

The following table summarizes the components of loss before taxes:

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2025	2024
Pre-tax Book (Loss) Income:
US	$(40,697,089)	$(36,769,141)
Foreign	4,913,684	(1,344,551)
Total Worldwide Pre-tax Book Loss	$(35,783,405)	$(38,113,692)

The following table summarizes the components of the income tax provision:

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2025	2024
Current:
Federal	$(3,698)	$3,690
State	(3,420)	3,420
Total current income tax (benefit) / expense	$(7,118)	$7,110

Deferred:
Federal	$229,280	$(66,866)
State	81,078	(23,645)
Total deferred income tax (benefit) / expense	$310,358	$(90,511)

Total income tax (benefit) / expense	$303,240	$(83,401)

The net deferred tax liability is comprised of the following:

	As of December 31,	As of December 31,
	2025	2024
Deferred Tax Assets:
Net Operating Losses	$28,660,724	$17,003,077
Derivatives	25,604,789	16,081,852
Capitalized Exploration	11,153,058	13,424,850
Investment In Peak Gold JV	—	3,704,040
Other Assets	1,228,312	2,022,226
Total Deferred Tax Assets	66,646,883	52,236,045
Valuation allowance	(57,180,175)	(52,236,045)
	9,466,708	—

Deferred Tax Liabilities
Investment In Peak Gold JV	(9,789,261)	—
Other Liabilities	(294,800)	(306,995)
Total Deferred Tax Liabilities	(10,084,061)	(306,995)

Net Deferred Tax Liability	$(617,353)	$(306,995)

At each reporting period, the Company weighs all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the exploration and evaluation assets. The Company used the simultaneous equation method for measuring the net deferred tax liability of $306,995 at December 31, 2024. As a result of this analysis at December 31, 2025 and 2024, the Company provided a valuation allowance against the deferred tax assets as the Company has a history of book and tax losses.

At December 31, 2025, the Company had U.S. federal tax loss carry-forwards of approximately $100.0 million, state of Alaska tax loss carry-forwards of approximately $68.7 million, and Canada tax loss carry-forwards of approximately $12.7 million. Use of future NOLs may be limited if the Company undergoes an ownership change. Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs can be used to offset taxable income for years within a carry-forward period subject to the Section 382 limitation. Based upon the Company’s determination of its annual limitation related to this ownership change, management believes that Section 382 should not otherwise limit the Company’s ability to utilize its federal or state NOLs during their applicable carryforward periods.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted which introduced a series of federal income tax changes effective in 2025. Among other provisions, OBBBA permanently reinstates 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025. We do not expect OBBBA to have a material impact on our financial statements. We will continue to evaluate the available options under OBBBA and will finalize our elections in connection with the filing of our 2025 federal income tax return.

The Company did not have any unrecognized tax benefits as of December 31, 2025 and 2024. The amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on our results of operations or our financial position. The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. The Company's state of Alaska and federal tax return are generally open for examination for the years 2017 through 2025. The Company's Canadian tax returns are generally open for examinations for the years 2022 through 2025. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. The Company’s policy is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. The Company does not anticipate that the total unrecognized benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations.

14. Debt

The table below shows the components of Debt, net as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Secured Debt Facility
Principal amount - Term debt	$14,600,000	$52,100,000
Unamortized debt discount	(44,535)	(1,188,535)
Unamortized debt issuance costs	(415,471)	(1,543,742)
Debt, net	$14,139,994	$49,367,723

Unsecured, Subordinated Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount	(227,600)	(321,377)
Unamortized debt issuance costs	(54,636)	(77,147)
Debt, net	$19,717,764	$19,601,476
Total Debt, net	$33,857,758	$68,969,199
Less current portion	$4,000,000	$42,600,000
Debt non-current portion, net	$29,857,758	$26,369,199

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC ("ING") as administrative agent for the lenders, and Macquarie Bank Limited ("Macquarie"), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to $70 million, of which $65 million is committed in the form of a term loan facility and $5 million is committed in the form of a liquidity facility. As of December 31, 2025, the Company has drawn $60 million on the term loan facility and made $45.4 million in principal repayments, resulting in a balance of $14.6 million outstanding.

The interest rate of the Credit Agreement is comprised of the adjusted secured overnight financing rate ("SOFR") plus a SOFR adjustment of 0.15% per annum and an applicable margin of 5%-6%.

The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to enter into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold production from Manh Choh at a weighted average price of $2,025 per ounce. On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. The Company has delivered 81,600 ounces of gold into the hedging agreements as of December 31, 2025, resulting in a remaining balance of the hedge agreements is 43,000 ounces. See Note 15 - Derivatives and Hedging Activities.

During 2024, the Company purchased gold from Peak Gold, LLC for $103.0 million ($2,492 per oz) and sold gold to the lenders at spot price for the quantities remaining after satisfying deliveries of gold under the hedge agreements. Each 2024 hedge contract was settled on their maturities with a net payment of approximately $19.9 million from Contango in exchange for the reduction of a total 37,861 ounces of gold under the hedge agreements.

During 2025, the Company sold all gold, purchased from Peak Gold, LLC for $191.4 million ($3,310 per oz), at spot price to the lenders and simultaneously locked in a forward price to re-purchase from the lenders a total of 43,739 ounces of gold related to the 2025 hedge maturity dates (referred to individually as a “2025 Carry Trade”). Each 2025 Carry Trade was settled on April 30, July 31, October 31 and December 31, 2025 with a net payment of approximately $63.1 million from Contango in exchange for the reduction of a total 43,739 ounces of gold under the hedge agreements.

As of December 31, 2025, the Company had no unused borrowing commitments, as the schedule for further drawdowns has expired.

The carrying value of the Facility approximates its fair value as it accrues interest based on market interest rates. The Company recognized interest expense totaling $5.2 million related to this Facility for the fiscal year ended December 31, 2025 (inclusive of approximately $2.9 million of contractual interest, and approximately $2.3 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $9.8 million related to this debt for the fiscal year ended December 31, 2024 (inclusive of approximately $5.8 million of contractual interest, and approximately $4.0 million related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 10.33% as of December 31, 2025 and 11.06% as of December 31, 2024. As of December 31, 2025 and 2024, the effective interest rate for the amortization of the discount and issuance costs was 2.9% and 8.5%, respectively.

As of December 31, 2025, the Company was in compliance with all of the required debt covenants.

The Company is scheduled to repay $4.0 million of principal in the next twelve months and the remaining $10.6 million of principal on a quarterly basis through June 30, 2027.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent. During the fiscal year ended December 31, 2025, the Company incurred $495,766 as a PLA fee presented as part of interest and finance expense, as of the date of this report these amounts have been fully paid.

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

The fair value of the Debenture (Level 3) as of December 31, 2025 was approximately $22.8 million. The Company recognized interest expense totaling $1.9 million related to this debt for the fiscal year ended December 31, 2025 (inclusive of approximately $1.8 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.9 million related to this debt for the fiscal year ended December 31, 2024 (inclusive of approximately $1.8 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9%. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at December 31, 2025 and 2024 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

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

As of December 31, 2025, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2026	Gold	28,000	$2,025
2027	Gold	15,000	$1,933
		43,000	$1,993

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.

		As of December 31, 2025			As of December 31, 2024
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(66,465,622)	$—	$(66,465,622)	$(29,076,582)	$—	$(29,076,582)
Commodity Contracts	Derivative contract asset - noncurrent	$—	$—	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - noncurrent	$(37,191,718)	$—	$(37,191,718)	$(28,615,525)	$—	$(28,615,525)

As of December 31, 2025, the fair value of derivatives in a net liability position related to these agreements was $103,657,340. As of December 31, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $103,657,340.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Operations

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statement of Operations for the fiscal year ended December 31, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Other Income (Expense)	Amount of Loss Recognized in Other Income (Expense)
		Year Ended December 31, 2025	Year Ended December 31, 2024

Commodity Contracts	Unrealized loss on derivative contracts	$(45,965,233)	$(34,274,326)
Commodity Contracts	Realized loss on derivative contracts	$(63,142,961)	$(19,875,815)

Total		$(109,108,194)	$(54,150,141)

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

Metal Sales

The Company purchases its 30% share of gold from Peak Gold JV at 1.75% discount to 5-day VWAP at time of shipment. On February 25, 2025, the Company commenced sale of all purchased quantities of gold to the derivative counterparties (the lenders under the Facility) at spot price less a 0.5% fee. The Company recorded a gain on metal sales for the fiscal year ended December 31, 2025 of approximately $5.3 million, in “Other Income/(Expense)”. Prior to February 25, 2025, the Company’s sales to the derivative counterparties were limited to only the quantities of gold not delivered into the hedges. The Company recorded a gain on metal sales for the fiscal year ended December 31, 2024 of $1.2 million.

The sales are accounted for under FASB Accounting Standards Codification ("ASC") 610, "Other Income" and not ASC 606, "Revenue from Contracts with Customers", since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

Beginning on February 25, 2025, to satisfy physical delivery obligations under the existing hedge agreements, the Company entered into agreements with the counterparties to repurchase hedged quantities of gold at a contracted fixed price at each hedge delivery date. As of December 31, 2025 the Company did not have re-purchase obligations.

16. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for fiscal year ended December 31, 2025 and 2024.

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2025	2024
General and administrative expenses:
Marketing and investor relations	$856,372	$391,825
Office and administrative costs	411,513	665,598
Insurance	1,068,713	1,294,758
Professional fees	1,961,036	1,773,338
Regulatory fees	519,656	518,960
Salaries and benefits	4,057,084	2,250,805
Stock-based compensation	3,356,510	2,638,635
Travel	191,001	410,776
Director fees	660,989	666,576
Total	$13,082,874	$10,611,271

17. Segments

The Company engages in exploration and development for gold ore and associated minerals in Alaska. The Company also holds a 30% membership interest in Peak Gold, JV which achieved production in 2024. The reportable segments are those operations whose operating results are reviewed by the chief operating decision maker ("CODM") to make decisions about resources to be allocated. The Company's CODM is the President and Chief Executive Officer and is responsible for the management of the Company. An operating segment is a component of an entity that engages in business activities, operating results are "regularly" reviewed by the CODM to make resource allocation decisions and assess performance and for which discrete financial information is available. Inter-segment transactions are recorded at amounts that reflect normal third-party terms and conditions, with inter-segment profits eliminated from the cost base of the segment incurring the charge. The Company has identified two operating and reportable segments: (i) Peak Gold, JV and (ii) Exploration. The Company's general corporate administration are included within "Corporate and other reconciling items" to reconcile the reportable segments to the consolidated financial statements. The Company's CODM reviews the quarterly results of the Company's exploration projects based on the expenditures associated with the exploration in the regions where the Company's mineral claims are located. The Peak Gold JV, engages in business activities from which the Company recognizes operating income or loss. The CODM uses quarterly financial information (income from equity investment from Peak Gold JV) of the Peak Gold JV, in his evaluation of the performance of the Peak Gold JV and can make decisions regarding resource allocations within the Company. Segment information is prepared on the same basis that the CODM manages our segments, evaluates financial results, and makes key operating decisions. The CODM considers budget to actual and forecast to actual comparison of exploration expenditures and income from equity investment of Peak Gold JV on quarterly basis when making decisions about the allocation of operating and capital resources to each segment.

Fiscal Year Ended December 31, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(463,949)	$—	$—	$(463,949)
Exploration expense
Johnson Tract	$(3,565,869)	$—	$—	$(3,565,869)
Lucky Shot	$(1,842,696)	$—	$—	$(1,842,696)
General exploration expenses	$(412,331)	$—	$—	$(412,331)
Total exploration expense	$(5,820,896)	$—	$—	$(5,820,896)
Depreciation expense	$(130,543)	$—	$(10,186)	$(140,729)
General and administrative expense	$(463,048)	$—	$(12,619,826)	$(13,082,874)
Total expenses	$(6,878,436)	$—	$(12,630,012)	$(19,508,448)

Income from equity investment in Peak Gold, LLC	$—	$88,585,112	$—	$88,585,112
Total income/(loss) from operations	$(6,878,436)	$88,585,112	$(12,630,012)	$69,076,664

OTHER INCOME/(EXPENSE):
Interest and other income	$—	$—	$1,772,675	$1,772,675
Interest expense	$—	$—	$(7,598,562)	$(7,598,562)
Loss on derivative contracts	$—	$(109,108,194)	$—	$(109,108,194)
Gain on metal sales	$—	$5,324,700	$—	$5,324,700
Gain on marketable securities	$—	$—	$4,749,312	$4,749,312
Total other income/(expense)	$—	$(103,783,494)	$(1,076,575)	$(104,860,069)
LOSS BEFORE INCOME TAXES	$(6,878,436)	$(15,198,382)	$(13,706,587)	$(35,783,405)

As of December 31, 2025
Total Assets	$53,156,804	$47,397,378	$71,397,045	$171,951,227
Total Liabilities	$(1,910,751)	$(103,657,337)	$(41,284,850)	$(146,852,938)
Net Assets/(Deficit)	$51,246,053	$(56,259,959)	$30,112,195	$25,098,289

Fiscal Year Ended December 31, 2024	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental expense	$(589,461)	$—	$—	$(589,461)
Exploration expense
Johnson Tract	(4,059,505)	—	—	(4,059,505)
Total exploration expense	(4,059,505)	—	—	(4,059,505)
Depreciation expense	(112,184)	—	(9,692)	(121,876)
Accretion expense	(9,542)	—	—	(9,542)
General and administrative expense	(325,500)	—	(10,285,771)	(10,611,271)
Total expenses	(5,096,192)	—	(10,295,463)	(15,391,655)

Income from equity investment in Peak Gold, LLC	—	41,669,216	—	41,669,216
Total income/(loss) from operations	(5,096,192)	41,669,216	(10,295,463)	26,277,561

OTHER INCOME/(EXPENSE):
Interest and other income	28,327	127,365	324,543	480,235
Interest expense	—	—	(11,731,622)	(11,731,622)
Loss on derivative contracts	—	(54,150,141)	—	(54,150,141)
Gain on metal sales	—	1,209,293	—	1,209,293
Loss on marketable securities	—	—	(199,018)	(199,018)
Total other income/(expense)	28,327	(52,813,483)	(11,606,097)	(64,391,253)
LOSS BEFORE INCOME TAXES	$(5,067,865)	$(11,144,267)	$(21,901,560)	$(38,113,692)

As of December 31, 2024
Total Assets	51,908,779	60,706,964	21,276,520	133,892,263
Total Liabilities	(2,143,570)	(57,692,107)	(72,783,941)	(132,619,618)
Net Assets/(Deficit)	$49,765,209	$3,014,857	$(51,507,421)	$1,272,645

18. Related Party Transactions

The Company has identified its relationship with Peak Gold JV as a related party. During the fiscal year ended December 31, 2025, the Company has received distributions and during the year ended December 31, 2024 made contributions and received distributions. See note 10 - Investment in the Peak Gold JV. Additionally, the Company purchased gold from Peak Gold JV. See note 14 - Debt. As of December 31, 2025, the Company owes Peak Gold JV $0.2 million related to these purchases. As of December 31, 2024, no amounts were owed to Peak Gold JV. These amounts are non-interest bearing with standard payment terms. For further details on transactions with Peak Gold JV, refer to notes 1 - Organization and Business, 3 - Liquidity, 12 - Commitments and Contingencies, 15 - Derivatives and Hedging Activities, and 17 - Segments.

The Company holds an investment in marketable securities, consisting of approximately 5% of the outstanding shares of Onyx. The Company and Onyx share two directors. As of December 31, 2025, a total of 2,500,000 of the shares are freely tradable, while the remaining 1,500,000 are in escrow and are scheduled to be released in two tranches by July 2026. In addition, the Company entered into lock-up agreements with Onyx, whereby the Company requires Onyx's approval if it wishes to sell prior to the expiry of July 2026. See Note 4 - Summary of Significant Accounting Policies for fair values of marketable securities. The Company uses specific identification method when calculating realized gains or losses. The Company recorded realized gains of $0.7 million and $nil for the years ended December 31, 2025 and 2024, respectively. Those gains are included in Gain / (Loss) on Marketable Securities caption in the accompanying consolidated statements of operations.

During the year ended December 31, 2025, the Company engaged Bonnie Broman as a consultant to provide corporate communications, corporate development and administrative support services. Ms. Broman is the domestic partner of Mr. Van Nieuwenhuyse, the Company’s Chief Executive Officer. Pursuant to the consulting arrangement, Ms. Broman received total compensation of $167,000 during fiscal 2025, consisting of consulting fees of $112,000, equity compensation of $19,000, and a discretionary bonus of $36,000. As of December 31, 2025, the Company had $36,000 payable to Ms. Broman related to the discretionary bonus, which is included in accounts payable and accrued liabilities on the consolidated balance sheet. The consulting arrangement was approved by the Board of Directors.

19. Subsequent Events

On February 12, 2026, the Company entered into an underwriting agreement with Canaccord Genuity LLC as representative of the several underwriters named therein, relating to an underwritten public offering to two institutional investors of (i) 1,678,206 shares of the Company’s common stock, $0.01 par value, at a public offering price of $24.96 per share and (ii) a pre-funded warrant to purchase up to 325,000 shares of the Company’s common stock at a purchase price of $24.95 per share with an exercise price of $0.01 per share. The Company received approximately $47.2 million in net proceeds after deducting underwriting discounts and commissions.

On February 12, 2026, the Company paid $46.4 million to settle gold hedge contracts for 15,446 ounces with an average strike price of $2,025 per ounce with maturities ranging between March and September 2026. In addition, as part of a price protection strategy to offset the hedge settlements, the Company paid $0.4 million to purchase 15,446 puts with a strike price of $4,000 per ounce. The schedule of the puts match the periods of the hedge settlements. The remaining gold hedge contracts total 11,000 ounces in 2026 and 15,000 ounces in the first half of 2027.