Form 10-Q
period 2026-03-31
Contango Silver & Gold Inc.
filed 2026-05-14
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35770

CONTANGO SILVER & GOLD INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3431051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 2nd Avenue, Suite 401
Fairbanks, Alaska	99701
(Address of principal executive offices)	(Zip code)

(907) 388-7770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CTGO	NYSE American Toronto Stock Exchange

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of May 14, 2026 was 30,771,211.

The total number of exchangeable shares outstanding as of May 14, 2026 was 1,597,301. See Note 8 - Stockholders’ Equity and Note 16 - Acquisitions for discussion.

CONTANGO SILVER & GOLD INC.

All references in this Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Silver & Gold Inc.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	March 31, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$97,450,405	$64,837,617
Restricted cash	107,193	106,365
Derivative contract asset	444,909	—
Prepaid expenses and other	3,950,115	3,290,962
Income taxes receivable	106,244	106,244
Total current assets	102,058,866	68,341,188

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	50,866,961	47,108,733
Property & equipment, net	339,618,813	52,065,293
Marketable securities	3,701,784	4,436,013
Total long-term assets	394,187,558	103,610,039

TOTAL ASSETS	$496,246,424	$171,951,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,503,684	$1,014,233
Accrued liabilities	2,287,079	4,336,813
Liability on flow-through share issuances	4,989,580	—
Royalty reimbursement advance	148,782	488,045
Derivative contract liability	58,251,663	66,465,622
Debt, current portion	12,000,000	4,000,000
Total current liabilities	80,180,788	76,304,713

NON-CURRENT LIABILITIES:
Asset retirement obligations	127,976	123,444
Contingent consideration liability	2,835,752	2,757,952
Derivative contract liability	13,946,223	37,191,718
Debt non-current portion, net	20,974,904	29,857,758
Deferred tax liability	56,652,798	617,353
Total non-current liabilities	94,537,653	70,548,225

TOTAL LIABILITIES	174,718,441	146,852,938

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Series A, special voting preferred stock, $0.01 par value, one share authorized, issued and outstanding as of March 31, 2026	—	—
Common Stock, $0.01 par value, 250,000,000 shares authorized; 30,515,252 shares issued and 30,512,772 shares outstanding as of March 31, 2026; 14,968,929 shares issued and 14,966,449 shares outstanding as of December 31, 2025	305,150	149,687
Exchangeable Shares, no par value, unlimited shares authorized; 1,597,301 shares issued and outstanding as of March 31, 2026	—	—
Additional paid-in capital	548,735,513	238,155,692
Treasury stock at cost (2,480 at March 31, 2026; and 2,480 shares at December 31, 2025)	(48,308)	(48,308)
Accumulated deficit	(227,464,372)	(213,158,782)
TOTAL STOCKHOLDERS’ EQUITY	321,527,983	25,098,289

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,246,424	$171,951,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
EXPENSES:
Claim rental	$(128,261)	$(108,839)
Exploration	(3,834,816)	(460,003)
Depreciation	(39,590)	(33,622)
Accretion	(82,332)	—
General and administrative	(3,863,839)	(2,448,066)
Total expenses	(7,948,838)	(3,050,530)

Income from equity investment in Peak Gold, LLC	12,758,228	22,320,034
Total income from operations	4,809,390	19,269,504

OTHER INCOME/(EXPENSE):
Interest and other income	870,018	231,940
Interest and finance expense	(919,708)	(2,747,712)
Loss on derivative contracts	(19,026,382)	(40,475,656)
Gain on metal sales	672,313	1,170,820
Gain/(loss) on marketable securities	(734,229)	226,460
Total other income/(expense)	(19,137,988)	(41,594,148)

Loss before income taxes	(14,328,598)	(22,324,644)

Income tax (expense) / benefit	23,008	(223,681)

NET LOSS	$(14,305,590)	$(22,548,325)

LOSS PER SHARE
Basic and diluted	$(0.83)	$(1.88)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	17,241,665	12,020,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,305,590)	$(22,548,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	978,063	532,621
Depreciation expense	39,590	33,622
Accretion expense	82,332	—
Non-cash portion for lease expense	12,180	12,180
Equity earnings from investment in Peak Gold, LLC	(12,758,228)	(22,320,034)
Cash distribution from Peak Gold, LLC	9,000,000	24,000,000
Unrealized (gain)/loss from derivative contracts	(31,904,363)	40,475,656
Unrealized (gain)/loss from marketable securities	734,229	(226,460)
Interest expense paid in stock	99,994	99,995
Amortization of debt discount and debt issuance fees	117,146	882,721
Drawdown of silver royalty	(339,263)	(113,122)
Deferred tax (benefit)/expense	(23,008)	223,681
Changes in operating assets and liabilities, net of acquisition:
Increase in prepaid expenses and other	1,489,164	(70,480)
(Decrease)/increase in accounts payable and accrued liabilities	(2,830,101)	7,576,595
Net cash (used in)/provided by operating activities	(49,607,855)	28,558,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs paid as part of the Dolly Varden acquisition	(5,237,255)	—
Cash acquired as part of the Dolly Varden acquisition	36,022,607	—
Net cash provided by investing activities	30,785,352	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on debt	(1,000,000)	(13,800,000)
Cash proceeds from common stock and warrant issuance, net	52,436,119	798,922
Shares repurchased for tax withholdings on share-based awards	—	(659,279)
Net cash provided by/(used in) financing activities	51,436,119	(13,660,357)

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	32,613,616	14,898,293
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	64,943,982	20,315,522
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$97,557,598	$35,213,815

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$896,491	$7,229,674
Non-cash investing and financing activities
Common stock issuance for acquisition	$228,423,981	$—
Exchangeable shares issuance for acquisition	26,658,954	—
Replacement options issuance for acquisition	2,138,173	—
Capitalized deferred acquisition costs	1,934,483	—
Total non-cash investing and financing activities	$259,155,591	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

					Additional			Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2025	14,968,929	$149,687	—	$—	$238,155,692	$(48,308)	$(213,158,782)	$25,098,289
Stock-based compensation	—	—	—	—	978,063	—	—	978,063
Common stock issuance	1,854,872	18,548	—	—	55,558,364	—	—	55,576,912
Cost of common stock issuance	—	—	—	—	(3,140,793)	—	—	(3,140,793)
Common stock issuance for acquisition	13,686,278	136,863	—	—	228,287,118	—	—	228,423,981
Exchangeable shares issuance for acquisition	—	—	1,597,301	—	26,658,954	—	—	26,658,954
Replacement options issuance for acquisition	—	—	—	—	2,138,173	—	—	2,138,173
Shares issued for convertible debt interest payment	5,173	52	—	—	99,942	—	—	99,994
Net loss for the period	—	—	—	—	—	—	(14,305,590)	(14,305,590)
Balance at March 31, 2026	30,515,252	$305,150	1,597,301	$—	$548,735,513	$(48,308)	$(227,464,372)	$321,527,983

					Additional			Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2024	12,230,959	$122,308	—	$—	$178,270,782	$(48,308)	$(177,072,137)	$1,272,645
Stock-based compensation	—	—	—	—	532,621	—	—	532,621
Restricted shares activity	285,700	2,857	—	—	(2,857)	—	—	—
Common stock issuance	76,703	767	—	—	820,745	—	—	821,512
Cost of common stock issuance	—	—	—	—	(22,590)	—	—	(22,590)
Shares repurchased for tax withholdings on share-based awards	(60,763)	(608)	—	—	(658,671)	—	—	(659,279)
Shares issued for convertible debt interest payment	9,363	94	—	—	99,901	—	—	99,995
Net loss for the period	—	—	—	—	—	—	(22,548,325)	(22,548,325)
Balance at March 31, 2025	12,541,962	$125,418	—	$—	$179,039,931	$(48,308)	$(199,620,462)	$(20,503,421)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango Silver & Gold Inc. (“Contango” or the “Company”) conducts its business through the following means:

•
its 30% membership interest in the Peak Gold JV (defined below), which leases approximately 675,000 acres from the Tetlin Tribal Council and holds approximately 13,000 acres of State of Alaska mining claims (collectively, the “Peak Gold JV Property”), including the Main and North Manh Choh deposits (“Manh Choh” or the “Manh Choh Project”);
•
its wholly-owned subsidiary Contango Mining Canada Inc. (British Columbia), which holds 100% equity in HighGold Mining Inc., which in turn owns J T Mining, Inc., leasing approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”) from Cook Inlet Region, Inc. (“CIRI”), 125 miles southwest of Anchorage, Alaska;
•
its wholly-owned subsidiary, Dolly Varden Silver Corporation (“Dolly Varden”), a corporation organized under the laws of British Columbia, which controls the mineral rights to approximately 247,105 acres of concessions, leases, and crown grants comprising the Company’s Kitsault Valley Project ("Kitsault Valley Project"), located in the southern tip of the Golden Triangle of British Columbia, Canada, 15 miles by road to tide water;
•
its wholly-owned subsidiary Contango Lucky Shot Alaska, LLC (“LSA”), leasing approximately 8,600 acres of State and patented mining claims (“Lucky Shot” or the “Lucky Shot Property”) in the Willow Mining District, approximately 75 miles north of Anchorage, Alaska;
•
its wholly-owned subsidiary Contango Minerals Alaska, LLC, controlling approximately 145,330 acres of State mining claims, including: (i) approximately 69,780 acres northwest of Peak Gold JV (“Eagle/Hona Property”), (ii) approximately 14,850 acres northeast of Peak Gold JV (“Triple Z Property”), (iii) approximately 52,700 acres in the Richardson district (“Shamrock Property”), and (iv) approximately 8,000 acres near Lucky Shot (“Willow Property”) (collectively, the “Minerals Property”); and
•
its wholly-owned subsidiary Avidian Gold Alaska Inc., controlling approximately 15,260 acres of State mining claims and leases, including: (i) approximately 1,030 acres near Fort Knox Gold Mine (“Amanita NE Property”), (ii) approximately 10,850 acres in Valdez Creek Mining District (“Golden Zone Property”), and (iii) leasing approximately 3,380 acres near Fort Knox (“Amanita Property”) (collectively, the “Avidian Properties”).

CORE Alaska LLC (“CORE Alaska”), a wholly-owned subsidiary of the Company has a 30% membership interest in Peak Gold, LLC (the “the Peak Gold JV”). KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska, holds the remaining 70% membership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV, which operates the Manh Choh mines.

The Johnson Tract Project, Kitsault Valley Project, Lucky Shot Property, Contango Minerals Properties and Avidian Properties are collectively referred to in these Notes to Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

Refer to Note 16 for a description of the acquisition of Dolly Varden.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

3. Liquidity

The Company’s cash requirements primarily relate to exploration activities at the Contango Properties, repayment of debt and related interest, and general and administrative expenses. As of March 31, 2026, the Company had a cash and cash equivalent balance of $97.5 million and working capital, which is calculated as current assets minus current liabilities, of $21.9 million.

During the three months ended March 31, 2026, the Company increased its cash balance primarily through financing activities, the acquisition of Dolly Varden and distributions from the Peak Gold JV, partially offset by cash used in operating activities. Key sources of liquidity during the period included net proceeds of $47.0 million from an underwritten public offering, $5.4 million from sales under the Company’s at‑the‑market equity program (see Note 8 - Stockholders’ Equity), $36.0 million from cash acquired as part of the Dolly Varden acquisition (see Note 16 - Acquisition), and $9.0 million of cash distributions from the Peak Gold JV related to production at the Manh Choh Project.

The Peak Gold JV funds its operations from cash flows generated from operations, and the Company does not anticipate future cash calls from the joint venture. While the Company expects that additional distributions from the Peak Gold JV are probable, the timing and amount of such distributions remain subject to operational and market factors, and there can be no assurance that future distributions will be made.

Based on its current working capital, anticipated operating and investing activities, expected distributions from the Peak Gold JV, and demonstrated ability to access the equity capital markets, management believes the Company will have sufficient liquidity to meet its anticipated capital and working capital requirements. However, no assurance can be given that the Company will be able to raise additional capital or refinance existing indebtedness on acceptable terms, or at all, as availability will depend on factors including market conditions, operating results, and metal prices.

4. Summary of Significant Accounting Policies

Please see the Company’s Form 10-K for the fiscal year ended December 31, 2025 for a summary of the Company's significant accounting policies. There have been no changes to the Company's significant accounting policies since the time of that filing, except for the following:

Cash and cash equivalents

Cash and cash equivalents consists of all cash balances, highly liquid investments with an original maturity of three months or less and cashable guaranteed investment contracts with original maturities greater than 90 days that are puttable by the Company to the issuer within 90 days from the original purchase date. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Flow-through shares

Flow-through shares are a type of common share issued pursuant to the provisions of the Income Tax Act (Canada) (the “ITA”). These shares enable investors to claim tax deductions arising from the Company’s renunciation of qualifying resource expenditures. The Company accounts for flow-through shares by recognizing the amount of any premium paid in excess of the market price of the Company’s common shares, without flow-through features, as of the date of issue as a liability related to the flow-through share issuance. The liability is subsequently unwound and recognized in the tax provision (deferred tax benefit) as the qualifying resource expenditures are incurred and validly renounced, or when renunciation is sufficiently established based on the facts and filings.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recently issued accounting pronouncements not yet effective

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has not early adopted this standard and is currently assessing the potential impacts of the standard.

5. Investment in the Peak Gold JV

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of March 31, 2026:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2024	$60,523,622
Distributions received from Peak Gold, LLC	(24,000,000)
Income from equity investment in Peak Gold, LLC	22,320,034
Investment balance at March 31, 2025	$58,843,656
Distributions received from Peak Gold, LLC	(30,000,000)
Income from equity investment in Peak Gold, LLC	27,326,184
Investment balance at June 30, 2025	$56,169,840
Distributions received from Peak Gold, LLC	(33,000,000)
Income from equity investment in Peak Gold, LLC	29,533,425
Investment balance at September 30, 2025	$52,703,265
Distributions received from Peak Gold, LLC	(15,000,000)
Income from equity investment in Peak Gold, LLC	9,405,468
Investment balance at December 31, 2025	$47,108,733
Distributions received from Peak Gold, LLC	(9,000,000)
Income from equity investment in Peak Gold, LLC	12,758,228
Investment balance at March 31, 2026	$50,866,961

As of March 31, 2026 the Company has contributed approximately $106.2 million to and held a 30% membership interest in the Peak Gold JV and received distributions of $151.5 million.

During the three months ended March 31, 2026, the Company received cash distributions of $9.0 million. The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three-month periods ended March 31, 2026 and 2025 in accordance with US GAAP:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Revenue	$133,970,443	$168,229,394
Cost of sales	(76,088,075)	(78,622,724)
Gross profit	57,882,368	89,606,670
Other expenses	(15,354,941)	(15,206,557)
Net Income	$42,527,427	$74,400,113

The Peak Gold JV income does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of March 31, 2026 and March 31, 2025, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses, which allowed the Company to recognize its investment of $50.9 million and $58.8 million, respectively.

6. Prepaid Expenses and other assets

The Company has prepaid expenses and other assets of $3,950,115 and $3,290,962 as of March 31, 2026 and December 31, 2025, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended March 31,
	2026			2025
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(14,305,590)	17,241,665	$(0.83)	$(22,548,325)	12,020,108	$(1.88)

Diluted Net Loss per Share:
Net loss attributable to common stock	$(14,305,590)	17,241,665	$(0.83)	$(22,548,325)	12,020,108	$(1.88)

The Company uses the two-class method to compute basic earnings per share. Under this method earnings are allocated to common shares, exchangeable shares and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class. Unvested restricted stock grants made to our non-employee directors and certain employees are considered participating securities because the shares have the right to receive non-forfeitable dividends. Because the participating shares have no obligation to share in net losses, we do not allocate losses to our common shares in this calculation.

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

Options and warrants (other than pre-funded warrants discussed further below) to purchase 417,048 and 678,875 shares of common stock of the Company were outstanding as of March 31, 2026, respectively. Warrants to purchase 726,375 shares of common stock of the Company were outstanding as of March 31, 2025. A total of 208,955 and 439,210 restricted shares of common stock were unvested as of March 31, 2026 and 2025, respectively. These warrants and unvested restricted shares were not included in the computation of diluted earnings per share for the periods where the Company generated a net loss due to being anti-dilutive.

8. Stockholders’ Equity

The Company has 250,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of March 31, 2026, a total of 30,512,772 shares of common stock were outstanding, including 208,955 shares of unvested restricted stock. In addition, as of March 31, 2026, one share of Series A, special voting preferred stock was outstanding and a total of 1,597,301 exchangeable shares pursuant to the Arrangement Agreement (see Note 16 for details) were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between August 2026 and March 2027.

ATM Program

The Company may, from time to time, offer and sell shares of its common stock in an aggregate amount of up to $40,000,000 through its ATM Program. The Company pays the ATM Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. Pursuant to the Sales Agreement, the Company sold 176,666 shares of common stock during the three-month period ended March 31, 2026 and 76,703 shares during the three-month period ended March 31, 2025 for net proceeds of approximately $5.4 million and $0.8 million, respectively. As of March 31, 2026, a total of $17.4 million of the Company's common stock remains available for sale pursuant to the ATM Program.

Underwritten Offering - February 2026

On February 12, 2026, the Company sold 1,678,206 shares of common stock and pre-funded warrants to purchase up to 325,000 shares of common stock at an offering price of $24.96 per share and $24.95 per pre-funded warrant and received gross proceeds of $50.0 million before deducting underwriting discounts and offering expenses of $3.0 million. The offering price of the pre-funded warrant equaled the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. The February offering was made pursuant to the Company’s effective shelf registration statement on Form S-3.

The issued pre-funded warrants were classified as a component of permanent equity in the Company’s Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net income/loss per share, basic and diluted, attributable to common stockholders as the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of March 31, 2026, none of the pre-funded warrants had been exercised.

9. Property & Equipment

The table below sets forth the book value by type of fixed asset owned by the Company (excludes Peak Gold LLC assets) as well as the estimated useful life:

Asset Type	Estimated Useful Life	March 31, 2026	December 31, 2025
Mineral properties	Not Depleted	$337,853,668	$50,358,809
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,546	1,455,546
Machinery and equipment	3 - 10	653,618	544,064
Vehicles	5	184,032	184,032
Computer and office equipment	5	27,731	27,731
Furniture & fixtures	5	2,270	2,270
Right of use asset	2	86,952	86,952
Less: Accumulated depreciation and amortization		(559,712)	(559,712)
Less: Accumulated impairment		(173,029)	(122,136)
Property & Equipment, net		$339,618,813	$52,065,293

10. Stock-Based Compensation

On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”). On March 17, 2026, the stockholders of the Company approved and adopted the 2026 Omnibus Incentive Plan (the “2026 Plan”) (together with the 2023 Plan referred to as the “Equity Plans”), which replaces the 2023 Plan with respect to new grants by the Company. Shares available for grant under the 2026 Plan consist of 2,500,000 shares of common stock plus (i) any shares remaining available for grant under the 2023 Plan (2,816,539 shares as of March 31, 2026), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2023 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2023 Plan that are forfeited for any reason.

As of March 31, 2026, there were 208,955 shares of unvested restricted common stock outstanding under the Equity Plans. Stock-based compensation expense for the three months ended March 31, 2026 was approximately $1.0 million. Stock-based compensation expense for the three months ended March 31, 2025 was approximately $0.5 million. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.

The remaining shares of restricted stock outstanding will vest between August 2026 and March 2027.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted during the three months ended March 31, 2026 and March 31, 2025 was $nil million and $2.9 million, respectively.

As of March 31, 2026, the total compensation cost related to nonvested restricted share awards not yet recognized was $1,125,761. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of March 31, 2026 and December 31, 2025:

Number of restricted shares unvested
Balance - January 1, 2026	380,730
Restricted shares granted	-
Restricted shares vested	(171,775)
Balance - March 31, 2026	208,955

Balance - January 1, 2025	436,863
Restricted shares granted	302,600
Restricted shares vested	(358,733)
Balance - December 31, 2025	380,730

Stock Options. The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-K for the year ended December 31, 2025. As part of the Dolly Varden Acquisition (see Note 16), the Company issued 417,048 fully vested options to the holders of Dolly Varden options (the "Replacement Options"). The fair value of the Replacement Options has been determined to be $2.6 million using the Hull-White pricing model for employees and Black-Scholes option pricing model for non-employees pursuant to relevant guidance in ASC 805 to allocate between acquisition costs and post-combination expenses. Of this amount, $2.1 million represents the fair-value-measure of the vested portion of Dolly Varden replaced options and is considered part of the acquisition cost. The remaining $0.5 million is treated as post-combination expense and was expensed during the three months ended March 31, 2026. There were no newly vested stock options for the three-month period ended March 31, 2025. As of March 31, 2026, the total unrecognized compensation cost related to nonvested stock options was nil. As of March 31, 2026, there are 417,048 stock options outstanding.

A summary of the status of stock options granted under the Equity Plans as of March 31, 2026 and changes during the three months then ended, is presented in the table below:

	Three Months Ended
	March 31, 2026
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2025	—	$—
Granted	417,048	14.68
Outstanding at the end of the period	417,048	$14.68
Aggregate intrinsic value	$6,122,265
Exercisable, end of the period	417,048
Available for grant, end of period	2,816,539
Weighted average fair value per share of options granted during the period	$6.18

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

Lucky Shot Property. With regard to the Lucky Shot Property, the Company will be obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property meets two separate milestone payment thresholds. If the first threshold of (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. If the second threshold of (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio) is met, then the Company will pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock. If payable, the additional share consideration will be issued based on the 30-day trading price. As of March 31, 2026 and December 31, 2025, the Company has recognized contingent consideration payable of $2,835,752 and $2,757,952, respectively, associated with the additional share consideration. See Note 15 - Fair Value Measurement. In addition, the Company is required to pay an annual lease fee of $150,000 and a 2% production royalty.

Royal Gold Royalties. Royal Gold Inc. ("Royal Gold"), the former 40% owner of the Peak Gold JV, currently holds a 3.0% overriding net smelter return royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. The Company received a royalty reimbursement advance of $1,200,000 from KG Mining for the Company’s share of silver royalty payments due to Royal Gold. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter at such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and, therefore, the Company has started to drawdown the $1,200,000 prepayment into income. The Company has recognized $339,263 in interest and other income during the three-month period ended March 31, 2026.

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

Rick Van Nieuwenhuyse serves as the Company’s Chief Executive Officer and director. Pursuant to his employment agreement (the “CEO Employment Agreement”). Mr. Van Nieuwenhuyse receives a base salary of $600,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of a combination of cash, restricted stock and options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. He will also receive 12 months of his regular base salary, all bonus amounts paid in the 12 months preceding a termination, and reimbursement for continued group health insurance coverage for 12 months following a termination or the date he becomes eligible for alternative coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the CEO Employment Agreement by the Company. He is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (24 months of base salary and bonus amounts). Any payment of severance benefits to him under the CEO Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of legal claims in favor of the Company.

Shawn Khunkhun serves as the Company's President and director. The Company has an employment agreement with Mr. Khunkhun (the “President Employment Agreement”), pursuant to which he receives a base salary of $450,000 per annum and is entitled to receive short-term incentive plan and long-term incentive plan bonuses and awards that can be paid in the form of restricted stock units and/or options, which will be set forth in plans and agreements adopted, or to be adopted, by the Board. The President Employment Agreement stipulates that Mr. Khunkhun will receive a lump sum payment of 12 months of his regular base salary, a lump sum payment of all bonus amounts paid in the 12 months preceding the termination, and reimbursement for premiums reasonably necessary to obtain individual health insurance for 12 months following the termination or the date he becomes eligible for group health insurance coverage through subsequent employment as severance benefits in the event that his employment with the Company is terminated by the Company other than for just cause or he resigns due to a material, uncured breach of the Employment Agreement by the Company. Per such agreement, Mr. Khunkhun is also entitled to enhanced severance benefits if he terminates his employment within 30 days following a change of control (24 months of base salary and bonus amounts). Any payment of severance benefits to him under the Employment Agreement is conditioned on his timely agreement to, and non-revocation of, a full and final release of all actions and claims in favor of the Company and his compliance with all applicable restrictive covenants under the President Employment Agreement.

Short Term Incentive Plan. The Compensation Committee of the Company's board of directors (the “Compensation Committee”) adopted a Short-Term Incentive Plan (the “STIP”) for the benefit of its executive officers. Pursuant to the terms of the STIP, the Compensation Committee establishes performance goals at the beginning of each year and then at the end of the year will evaluate the extent to which, if any, the officers meet such goals. The STIP provides for a payout ranging between 0% and 110% of an officer’s annual base salary, depending on what performance rating is achieved. Amounts due under the STIP can be partially settled in the form of restricted stock, subject to the terms of the 2026 Plan and discretion of the Compensation Committee.

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

12. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of March 31, 2026 and December 31, 2025 and has recognized a tax benefit of $23,008 for income tax for the three months ended March 31, 2026, respectively, and expense of $223,681 for the three months ended March 31, 2025. The effective tax rate was 0.16% for the three months ended March 31, 2026. The effective tax rate was -1.00% for the three months ended March 31, 2025. At each reporting period, the Company weighs all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As a result of this analysis at March 31, 2026 and December 31, 2025, the Company provided a full valuation allowance against the deferred tax assets. As part of the Dolly Varden acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the property & equipment assets. The Company’s deferred tax liability originating from the Dolly Varden acquisition was $56,058,453 and $nil, as of March 31, 2026 and December 31, 2025, respectively. This relates to the book to tax temporary differences between the carryover tax basis and new book basis of the net assets acquired, recognized at a statutory rate of 27%. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the property & equipment assets. The Company’s deferred tax liability originating from the HighGold acquisition was $594,345 and $617,353, as of March 31, 2026 and December 31, 2025, respectively. The net deferred tax liability of $594,345 includes an increase related to exploration costs for the period ended March 31, 2026. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of March 31, 2026 or December 31, 2025.

13. Debt

The table below shows the components of Debt, net as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Secured Debt Facility
Principal amount - Term debt	$13,600,000	$14,600,000
Unamortized debt discount and issuance costs	(371,640)	(460,006)
Debt, net	$13,228,360	$14,139,994

Unsecured, Subordinated Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount and issuance costs	(253,456)	(282,236)
Debt, net	$19,746,544	$19,717,764
Total Debt, net	$32,974,904	$33,857,758
Less current portion	$12,000,000	$4,000,000
Debt non-current portion, net	$20,974,904	$29,857,758

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC ("ING") as administrative agent for the lenders, and Macquarie Bank Limited ("Macquarie"), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to $70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. As of March 31, 2026, the Company has drawn $60 million on the term loan facility and made $46.4 million in principal repayments, resulting in a balance of $13.6 million outstanding.

The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to the second borrowing, the Company was required to enter into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold production from Manh Choh at a weighted average price of $2,025 per ounce. On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. On February 12, 2026, the Company paid $46.4 million to settle gold hedge contracts for 15,446 ounces with an average strike price of $2,025 per ounce with maturities ranging between March and September 2026. The Company has delivered or cash settled 102,600 ounces of gold into the hedging agreements, including use of carry trades, resulting in a remaining balance of the hedge agreements is 22,000 gold ounces as of March 31, 2026.

During the first quarter of 2026, the Company sold all gold purchased from Peak Gold, LLC for $38.9 million ($4,859 per oz), at spot price to the lenders and simultaneously locked in a Carry Trade from the lenders on 5,554 ounces of gold related to the March 31, 2026 and September 30, 2026 hedge maturity dates. The Carry Trade related to the March 31, 2026 hedge maturity date was settled with a net payment of $4.2 million from Contango in exchange for the reduction of 1,554 ounces of gold under the hedge agreement.

As of March 31, 2026, the Company had no unused borrowing commitments, as the schedule for further drawdowns has expired.

The carrying value of the Facility approximates its fair value as it accrues interest based on market interest rates. The Company recognized interest expense totaling $0.4 million related to this Facility for the three months ended March 31, 2026 (inclusive of approximately $0.3 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.9 million related to this debt for the three months ended March 31, 2025 (inclusive of approximately $1.1 million of contractual interest, and approximately $0.8 million related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 8.78% as of March 31, 2026 and 10.33% as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the effective interest rate for the amortization of the discount and issuance costs was 8.5% and 8.5%, respectively.

As of March 31, 2026, the Company was in compliance with all of the required debt covenants.

The Company is scheduled to repay $12.0 million of principal in the next twelve months and the remaining $1.6 million of principal on June 30, 2027.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent. During the three months ended March 31, 2026, the Company incurred $40,064 as a PLA fee presented as part of interest and finance expense, as of the date of this report these amounts have been fully paid.

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

The fair value of the Debenture (Level 3) as of March 31, 2026 and December 31, 2025 was approximately $22.8 million. The Company recognized interest expense totaling $0.5 million related to this debt for the three months ended March 31, 2026 (inclusive of approximately $0.4 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $0.5 million related to this debt for the three months ended March 31, 2025 (inclusive of approximately $0.4 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at March 31, 2026 and December 31, 2025 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

14. Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under the Credit Agreement, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements, as amended, have delivery obligations beginning in July 2024 and ending in June 2027, and represent approximately 42% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine. As of the date of this report, the remaining hedge agreements represent approximately 14% of the remaining life of mine production for Contango's share production at Manh Choh.

As of March 31, 2026, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2026	Gold	7,000	$2,025
2027	Gold	15,000	$1,933
		22,000	$1,962

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

		As of March 31, 2026			As of December 31, 2025
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$769,400	$(324,491)	$444,909	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(58,576,154)	$324,491	$(58,251,663)	$(66,465,622)	$—	$(66,465,622)
Commodity Contracts	Derivative contract liability - noncurrent	$(13,946,223)	$—	$(13,946,223)	$(37,191,718)	$—	$(37,191,718)

In addition to the settlement of gold hedges (Note 13 - Debt), as part of a price protection strategy to offset the hedge settlements, the Company paid $0.4 million to purchase 15,446 puts with a strike price of $4,000 per ounce. The schedule of the puts matches the periods of the hedge settlements. The March 31, 2026 puts were sold before their maturity for proceeds of $0.1 million.

As of March 31, 2026, the Company’s derivative instruments related to these agreements were in a net liability position with an aggregate fair value of $71,752,977. As of March 31, 2026, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2026, it could have been required to settle its obligations under the agreements at their termination value of $71,752,977.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025, respectively.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Other Income (Expense)	Amount of Loss Recognized in Other Income (Expense)
		Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Commodity Contracts	Unrealized gain/(loss) on derivative contracts	$31,904,363	$(40,475,656)
Commodity Contracts	Realized loss on derivative contracts	$(50,930,745)	$—
Total		$(19,026,382)	$(40,475,656)

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

Metal Sales

The Company purchases its 30% share of gold from Peak Gold JV at 1.75% discount to 5-day VWAP at time of shipment. On February 25, 2025, the Company commenced sale of all purchased quantities of gold to the derivative counterparties (the lenders under the Facility) at spot price less a 0.5% fee. The Company recorded a gain on metal sales for the three months ended March 31, 2026 and 2025 of approximately $0.7 million and $1.2 million, respectively, in “Other Income/(Expense)”. Prior to February 25, 2025, the Company’s sales to the derivative counterparties were limited to only the quantities of gold not delivered into the hedges.

The sales are accounted for under FASB Accounting Standards Codification ("ASC") 610, "Other Income" and not ASC 606, "Revenue from Contracts with Customers", since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

Beginning on February 25, 2025, to satisfy physical delivery obligations under the existing hedge agreements, the Company entered into agreements with the counterparties to repurchase hedged quantities of gold at a contracted fixed price at each hedge delivery date. As of March 31, 2026 the Company did not have repurchase obligations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended March 31, 2026.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy:

As of March 31, 2026	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$—	$444,909	$—
Marketable securities - noncurrent	$3,701,784	$—	$—

Financial Liabilities
Derivative contract liability - current	$—	$58,251,663	$—
Derivative contract liability - noncurrent	$—	$13,946,223	$—
Contingent consideration liability - noncurrent	$—	$—	$2,835,752

As of December 31, 2025
Financial Assets
Marketable securities - noncurrent	$4,436,013	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$66,465,622	$—
Derivative Liability - noncurrent	$—	$37,191,718	$—
Contingent consideration liability - noncurrent	$—	$—	$2,757,952

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

16. Acquisition

Dolly Varden Acquisition

On December 7, 2025, Contango and Dolly Varden Silver Corporation ("Dolly Varden") entered into an Arrangement Agreement (the "Arrangement Agreement") which was subsequently amended on February 11, 2026. Pursuant to the Arrangement Agreement, Contango agreed to acquire all of the issued and outstanding common shares of Dolly Varden in exchange for Contango common shares at an Exchange Ratio of 0.1652 Contango shares for each Dolly Varden share (the "Arrangement").

Dolly Varden was amalgamated under the Business Corporations Act (British Columbia) on January 30, 2012. Dolly Varden is a mineral exploration company focused on the acquisition and exploration of mineral properties in Canada.

Dolly Varden’s primary asset is its 100%‑owned Kitsault Valley project (the “Kitsault Valley Project”), which includes the Dolly Varden property and the Homestake Ridge property, located in the Golden Triangle of British Columbia, Canada, approximately 25 kilometers by road to tidewater. The 163‑square‑kilometer Kitsault Valley Project hosts high‑grade silver and gold resources and includes the past‑producing Dolly Varden and Torbrit silver mines.

In addition to the Kitsault Valley Project, Dolly Varden has consolidated a land package of six additional exploration properties in the same region. These properties have historically been explored for gold, copper, silver, lead and zinc. Including the Kitsault Valley Project and these additional properties, Dolly Varden holds mineral tenures totaling approximately 100,000 hectares within the region.

Immediately prior to the closing of the Arrangement, all outstanding restricted share units of Dolly Varden vested and were settled for Dolly Varden Shares. All outstanding Dolly Varden Options were exchanged for Contango stock options, adjusted to reflect the Exchange Ratio.

Eligible Canadian stockholders of Dolly Varden were entitled to elect to receive exchangeable shares in a Canadian subsidiary of Contango, which are exchangeable on a one for one basis into Contango common shares, in lieu of receiving Contango Shares directly.

On March 17, 2026, the shareholders of Dolly Varden and Contango voted to approve the acquisition, which was subsequently approved by Supreme Court of British Columbia on March 23, 2026. The acquisition was completed on March 26, 2026, following the satisfaction of all remaining legal and regulatory requirements.

Upon completing the acquisition, Dolly Varden shareholders owned approximately 48% of the combined company.

Contango evaluated the Arrangement Agreement under ASC 805, Business Combinations. ASC 805 requires that an acquirer determine whether it has acquired a business. If Contango obtained control over a business, the transaction would be accounted pursuant to the acquisition method of accounting and, as such, identifiable assets acquired and liabilities assumed would generally be recorded at fair value on the acquisition date and could result in recognition of goodwill or a bargain purchase gain. In evaluating the criteria outlined by this standard, Contango concluded that the acquired set of assets did not meet the U.S. GAAP definition of a business. Therefore, Contango accounted for the Arrangement as an asset acquisition. An acquisition accounted as an asset acquisition requires an acquiring entity to allocate the cost of an asset acquisition to the assets acquired and liabilities assumed generally based on their relative fair values. Goodwill is not recognized in an asset acquisition. Transaction costs and fees incurred by Contango are capitalized as part of the cost of the acquisition.

A summary of the fair value of the consideration and the allocation to the net assets acquired is as follows:

March 26, 2026
Consideration:
Fair value of shares of common stock issued, calculated as 13,686,278 shares of common stock issued at a fair value of $16.69/share	$228,423,981
Fair value of exchangeable shares issued, calculated as 1,597,301 exchangeable shares of common stock issued at a fair value of $16.69/share	26,658,954
Fair value of replacement options granted allocated to consideration	2,138,173
Transaction costs	7,171,738
$264,392,846

Allocation to net assets acquired:
Cash and cash equivalents	$36,022,607
Prepaid expenses and other	2,148,317
Property & equipment, net	287,604,413

Accrued liabilities	(334,458)
Liability on flow-through share issuances	(4,989,580)
Deferred income tax liability	(56,058,453)
Investment balance at March 31, 2026	$264,392,846

The fair value of shares of common stock and exchangeable shares issued was determined by reference to the trading price of the Contango share as of March 26, 2026.

The exchangeable shares issued are substantially the economic equivalent of the Company's shares of common stock and are presented within Stockholders' equity.

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
General and administrative expenses:
Marketing and investor relations	$174,683	$110,303
Office and administrative costs	221,886	149,141
Insurance	241,300	268,131
Professional fees	892,594	507,787
Regulatory fees	222,753	89,930
Salaries and benefits	876,234	578,430
Stock-based compensation	978,063	532,621
Travel	121,326	26,723
Director fees	135,000	185,000
Total	$3,863,839	$2,448,066

18. Segments

The Company engages in exploration and development for gold and silver ore and associated minerals in Alaska and British Columbia. The Company also holds a 30% membership interest in Peak Gold JV which achieved production in 2024. The reportable segments are those operations whose operating results are reviewed by the chief operating decision maker ("CODM") to make decisions about resources to be allocated. The Company's CODM is the President and Chief Executive Officer and is responsible for the management of the Company. An operating segment is a component of an entity that engages in business activities, operating results are "regularly" reviewed by the CODM to make resource allocation decisions and assess performance and for which discrete financial information is available. Inter-segment transactions are recorded at amounts that reflect normal third-party terms and conditions, with inter-segment profits eliminated from the cost base of the segment incurring the charge. The Company has identified two operating and reportable segments: (i) Peak Gold, JV and (ii) Exploration. The Company's general corporate administration are included within "Corporate and other reconciling items" to reconcile the reportable segments to the consolidated financial statements. The Company's CODM reviews the quarterly results of the Company's exploration projects based on the expenditures associated with the exploration in the regions where the Company's mineral claims are located. The Peak Gold JV, engages in business activities from which the Company recognizes operating income or loss. The CODM uses quarterly financial information (income from equity investment from Peak Gold JV) of the Peak Gold JV, in his evaluation of the performance of the Peak Gold JV and can make decisions regarding resource allocations within the Company. Segment information is prepared on the same basis that the CODM manages our segments, evaluates financial results, and makes key operating decisions. The CODM considers budget to actual and forecast to actual comparison of exploration expenditures and income from equity investment of Peak Gold JV on quarterly basis when making decisions about the allocation of operating and capital resources to each segment.

Three Months Ended March 31, 2026	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental	$(128,261)	$—	$—	$(128,261)
Exploration
Johnson Tract	$(866,359)	$—	$—	$(866,359)
Lucky Shot	$(2,933,315)	$—	$—	$(2,933,315)
General exploration	$(35,142)	$—	$—	$(35,142)
Total exploration	$(3,834,816)	$—	$—	$(3,834,816)
Depreciation	$(36,943)	$—	$(2,647)	$(39,590)
Accretion	$(82,332)	$—	$—	$(82,332)
General and administrative	$(178,919)	$—	$(3,684,920)	$(3,863,839)
Total expenses	$(4,261,271)	$—	$(3,687,567)	$(7,948,838)

Income from equity investment in Peak Gold, LLC	$—	$12,758,228	$—	$12,758,228
Total income/(loss) from operations	$(4,261,271)	$12,758,228	$(3,687,567)	$4,809,390

OTHER INCOME/(EXPENSE):
Interest and other income	$—	$—	$870,018	$870,018
Interest expense	$—	$—	$(919,708)	$(919,708)
Loss on derivative contracts	$—	$(19,026,382)	$—	$(19,026,382)
Gain on metal sales	$—	$672,313	$—	$672,313
Gain on marketable securities	$—	$—	$(734,229)	$(734,229)
Total other income/(expense)	$—	$(18,354,069)	$(783,919)	$(19,137,988)
LOSS BEFORE INCOME TAXES	$(4,261,271)	$(5,595,841)	$(4,471,486)	$(14,328,598)

As of March 31, 2026
Total Assets	$375,974,311	$51,427,328	$68,844,785	$496,246,424
Total Liabilities	$(3,949,376)	$(72,197,883)	$(98,571,182)	$(174,718,441)
Net Assets/(Deficit)	$372,024,935	$(20,770,555)	$(29,726,397)	$321,527,983

Three Months Ended March 31, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental	$(108,839)	$—	$—	$(108,839)
Exploration
Johnson Tract	(238,050)	—	—	(238,050)
Lucky Shot	(191,574)	—	—	(191,574)
General exploration	(30,379)	—	—	(30,379)
Total exploration	(460,003)	—	—	(460,003)
Depreciation	(31,200)	—	(2,422)	(33,622)
General and administrative	(157,600)	—	(2,290,466)	(2,448,066)
Total expenses	(757,642)	—	(2,292,888)	(3,050,530)

Income from equity investment in Peak Gold, LLC	—	22,320,034	—	22,320,034
Total income/(loss) from operations	(757,642)	22,320,034	(2,292,888)	19,269,504

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	231,940	231,940
Interest expense	—	—	(2,747,712)	(2,747,712)
Loss on derivative contracts	—	(40,475,656)	—	(40,475,656)
Gain on metal sales	—	1,170,820	—	1,170,820
Loss on marketable securities	—	—	226,460	226,460
Total other income/(expense)	—	(39,304,836)	(2,289,312)	(41,594,148)
LOSS BEFORE INCOME TAXES	$(757,642)	$(16,984,802)	$(4,582,200)	$(22,324,644)

As of December 31, 2025
Total Assets	53,156,804	47,397,378	71,397,045	171,951,227
Total Liabilities	(1,910,751)	(103,657,337)	(41,284,850)	(146,852,938)
Net Assets/(Deficit)	$51,246,053	$(56,259,959)	$30,112,195	$25,098,289

19. Related Party Transactions

The Company has identified its relationship with Peak Gold JV as a related party. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company has not made contributions to the Peak Gold JV and received distributions from it. See note 5 - Investment in the Peak Gold JV. Additionally, the Company purchased gold from Peak Gold JV. See note 13 - Debt. As of March 31, 2026, the Company owes Peak Gold JV $0.7 million related to these purchases. These amounts are non-interest bearing with standard payment terms. For further details on transactions with Peak Gold JV, refer to notes 1 - Organization and Business, 3 - Liquidity, 11 - Commitments and Contingencies, 14 - Derivatives and Hedging Activities, and 18 - Segments.

The Company holds an investment in marketable securities, consisting of approximately 6% of the outstanding shares of Onyx. The Company and Onyx share one director. As of March 31, 2026, a total of 3,250,000 shares are freely tradable with a remaining 750,000 subject to escrow restrictions and are scheduled to be released in July 2026. In addition, the Company entered into lock-up agreements with Onyx, whereby the Company requires Onyx's approval if they wish to sell prior to the expiry date of July 2026. For further details, refer to Note 15 - Fair Value Measurement. The Company uses the specific identification method when calculating realized gains or losses. The Company recorded realized gains of $nil for the three months ended March 31, 2026 and 2025, respectively. These gains are included in the Gain / (Loss) on Marketable Securities line item in the unaudited condensed consolidated statements of operations.

20. Subsequent events

On May 4, 2026 the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Alaska Hardrock Inc. ("AHI") to acquire 100% ownership of its Lucky Shot project by purchasing from AHI the underlying real property, mining claims and mining equipment and extinguishing the outstanding 2% net smelter returns royalty (the “NSR Royalty”) held by AHI. The consideration totaled $16,074,000, comprised of the following:

•
Cash deposit of $300,000 (paid);
•
Cash payment of $1,709,250 due on signing of the Purchase Agreement (paid);
•
Cash payable of $4,064,750 due on closing, which is expected to occur no later than July 1, 2026 (the "Closing Date"); and
•
Promissory note of $10,000,000.

The promissory note bears interest at 5% per annum, compounded monthly and payable annually. It requires principal repayments of $2,000,000 on each of the second and third anniversaries of the Closing Date, with the remaining principal balance due on the fourth anniversary of the Closing Date. The loan is secured by real property, mining claims, and other assets acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included in our Form 10-K for the year ended December 31, 2025, previously filed with the SEC.

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
•
Impacts from the Company’s future acquisition of new mining properties or businesses, including the merger with Dolly Varden Silver Corporation;
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
•
New governmental laws and regulations; and
•
Pending and future litigation.

Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, of this Form 10-Q and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, these factors include among others:

•
Availability and ability to raise capital to fund capital expenditures and repayment of indebtedness;
•
Ability to repay indebtedness when due;
•
Ability to retain or maintain capital contributions to, and our relative ownership interest, in the Peak Gold JV;
•
Ability to influence management of the Peak Gold JV;
•
Ability to realize the anticipated benefits of the Dolly Varden merger;
•
Disruption from the Dolly Varden merger and transition of Dolly Varden’s management to the Company, including as it relates to maintenance of business and operational relationships;
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
•
Uncertainties of any estimates and projections relating to any future production, costs and expenses (including changes in the cost and/or availability of fuel, power, materials, and supplies);
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

2026 Highlights and Recent Developments

Dolly Varden Merger

On December 7, 2025, Contango and Dolly Varden entered into the Arrangement Agreement which was subsequently amended on February 11, 2026. Pursuant to the Arrangement Agreement, Contango agreed to acquire all of the issued and outstanding common shares of Dolly Varden in exchange for Contango common shares at an Exchange Ratio of 0.1652 Contango shares for each Dolly Varden share.

Dolly Varden was amalgamated under the Business Corporations Act (British Columbia) on January 30, 2012. Dolly Varden is a mineral exploration company focused on the acquisition and exploration of mineral properties in Canada.

Dolly Varden’s primary asset is its 100%‑owned Kitsault Valley Project, which includes the Dolly Varden property and the Homestake Ridge property, located in the Golden Triangle of British Columbia, Canada, approximately 25 kilometers by road to tidewater. The 163‑square‑kilometer Kitsault Valley Project hosts high‑grade silver and gold resources and includes the past‑producing Dolly Varden and Torbrit silver mines.

In addition to the Kitsault Valley Project, Dolly Varden has consolidated a land package of six additional exploration properties in the same region. These properties have historically been explored for gold, copper, silver, lead and zinc. Including the Kitsault Valley Project and these additional properties, Dolly Varden holds mineral tenures totaling approximately 100,000 hectares within the region.

Immediately prior to the closing of the Arrangement, all outstanding restricted share units of Dolly Varden vested and were settled for Dolly Varden Shares. All outstanding Dolly Varden Options were exchanged for Contango stock options, adjusted to reflect the Exchange Ratio.

Eligible Canadian stockholders of Dolly Varden were entitled to elect to receive exchangeable shares in a Canadian subsidiary of Contango, which are exchangeable on a one for one basis into Contango common shares, in lieu of receiving Contango Shares directly.

On March 17, 2026, the shareholders of Dolly Varden and Contango voted to approve the acquisition, which was subsequently approved by the Supreme Court of British Columbia on March 23, 2026. The acquisition was completed on March 26, 2026, following the satisfaction of all remaining legal and regulatory requirements.

Manh Choh Project

In July 2024, the Peak Gold JV commenced processing ore at the Fort Knox facility and on July 8, 2024, the Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. In 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to production at Manh Choh, followed by $102.0 million received during 2025. During the first quarter of 2026, the Company received $9.0 million in cash distributions from the Peak Gold JV.

During the first quarter of 2026, the Peak Gold JV (on a 100% basis) processed 187,479 tons of ore with an average grade of 0.125 ounces (“oz”) per ton and containing approximately 23,435 oz of gold. Gold recovery averaged 88.5%, resulting in approximately 20,600 oz of recovered gold, of which Contango’s 30% share amounted to 6,187 oz of gold. During the first quarter of 2026, a total of 8,012 oz of gold and 15,042 oz of silver were delivered to Contango and sold.

Johnson Tract Project

During the first quarter of 2026, activities at the Johnson Tract Project focused on planning, resourcing, permitting coordination, and logistical preparations in support of the Company’s planned 2026 field program. On December 1, 2025, the Johnson Tract Critical Metals Project was posted to the Federal Permitting Dashboard as a covered project under Title 41 of the Fixing America’s Surface Transportation Act, commonly referred to as FAST-41. The Federal Permitting Improvement Steering Council announced the project’s FAST-41 coverage on December 2, 2025. The U.S. Army Corps of Engineers ("Corps") is identified as the lead federal permitting agency for the project.

During the first quarter of 2026, the Company advanced planning activities for the proposed 2026 field season, including solicitation and review of bids for road construction and helicopter support associated with planned access improvements between the Johnson Tract camp and the proposed portal site. These activities are intended to support the Company’s operational timeline and continued advancement of the project through the permitting and development planning process.

Lucky Shot Property

In November 2025, the Company mobilized a drill rig at the Lucky Shot mine site to commence the first phase of a 15,000-meter underground in-fill drilling program. The Company began reporting assay results from this program during the first quarter of 2026. This drilling program, along with detailed engineering, hydrology and geotechnical studies is expected to support the preparation of a feasibility level mine and transportation plan for Lucky Shot, with an objective of targeting to produce 40,000 to 50,000 ounces of gold per year using the Direct Shipping Ore (DSO) approach, assuming positive exploration success. The Company expects to complete the feasibility study in the first half of 2027 and make a production decision in 2027.

Kitsault Valley Project

Following completion of a new mineral resource estimate ("MRE") expected by the end of the second quarter of 2026, a 40,000 meter surface drilling program is expected to begin in June. The planned $25 million campaign aims to infill known mineral resources at Homestake, Wolf, Dolly Varden, North Star and Torbrit, while testing high-priority exploration targets across the Company’s wider holdings in the southern corner of the Golden Triangle. Following the drill program this year will be the formulation of a preliminary development plan in the form of an Initial Assessment ("IA") for the Kitsault Valley assets.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of March 31, 2026, the Company’s directors and executives beneficially own approximately 5.9% of the Company’s common stock.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Claim Rental Expense. Claim rental expense primarily consists of State of Alaska rental payments and costs incurred to record annual labor documents. For the three months ended March 31, 2026 and 2025, claim rental expense was $0.1 million for each period.

Exploration Expense. Exploration expense for the three months ended March 31, 2026 was $3.8 million compared to $0.5 million for the three months ended March 31, 2025. Current period exploration expense primarily relates to the advances on the 15,000 meter underground in-fill drilling program on the Lucky Shot Property. The prior period exploration expense related to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project and did not include drilling activity.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2026 and 2025 was $3.9 million and $2.5 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, payroll and stock-based compensation expense. The increase is mainly driven by salaries and benefits, stock-based compensation, as well as increased legal and professional fees.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the three months ended March 31, 2026 was $12.8 million compared to income of $22.3 million for the same period in 2025, mainly driven by a reduction in the revenue generated by the Peak Gold JV, which was mainly driven by a reduction in ounces sold during 2026 compared to 2025. During the first quarter of 2026, production at Manh Choh focused on mining and processing lower grade ore and processing less tons from the North Pit as Manh Choh transitions to the higher-grade portions of the South Pit.

Interest Expense. For the three months ended March 31, 2026, interest expense was $0.9 million and primarily related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest on the Company’s cumulative net draw-down of $13.6 million on the Facility. Prior year interest expense of $2.7 million primarily related to the Debenture and interest on the Company's cumulative net draw-down of $38.3 million on the Facility (see Note 13 - Debt).

Metal Sales. For the three months ended March 31, 2026 and 2025, the gain on metal sales was $0.7 million and $1.2 million, respectively. These gains primarily related to (i) excess ounces purchased from the Peak Gold JV that were not delivered into the hedges and were instead sold to the derivative counterparties, and (ii) hedged volumes sold at spot prices with an obligation to repurchase the ounces at fixed prices prior to delivery into the hedges. During the three months ended March 31, 2026, the Company sold 8,012 ounces at an average spot price of $4,935 compared to 17,382 ounces sold at an average spot price of $2,946 during the three months ended March 31, 2025.

Loss on Derivative Contracts. Loss on derivative contracts for the three months ended March 31, 2026 consisted of an unrealized gain of $31.9 million and a realized loss of $50.9 million. This compares to an unrealized loss of $40.5 million and no realized loss for the three months ended March 31, 2025. The period over period variance primarily reflects changes in the fair value of derivative contracts driven by increases in spot gold prices and corresponding changes in the forward curves used to value the contracts, the completion of deliveries under the derivative arrangements, and the settlement of 15,446 oz of gold hedges and the purchase of puts covering 15,446 oz during the period.

During the three months ended March 31, 2026, the Company delivered 5,554 gold ounces into the derivative contracts including the Carry Trade with maturity dates of March 31, 2026 and September 30, 2026. No gold ounces were delivered into the derivative contracts for the three months ended March 31, 2025 as those scheduled hedge contracts were cash settled early in December 2024 (see Note 14 - Derivative and Hedging Activities).

Unrealized gain/(loss) on marketable securities. For the three months ended March 31, 2026, unrealized loss on marketable securities totaled $0.7 million and was primarily due to changes in the fair value of the Company's investment in Onyx, compared to an unrealized gain of $0.2 million for the three months ended March 31, 2025.

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP)

The table below presents reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost on a By-product Basis, per ounce sold and (ii) All-in Sustaining Costs ("AISC") on a By-product Basis, per ounce sold for the Peak Gold JV operations (Manh Choh) for the three months ended March 31, 2026 and 2025.

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

During the first quarter of 2026, production at Manh Choh focused on mining and processing lower grade ore and processing less tons from the North Pit, as the Peak Gold JV transitions to the higher-grade portions of the South Pit, with increased ore tons processed and ore grade processed for the remainder of the year. The Company remains on track to meet our guidance of 40,000 to 45,000 ounces of gold production, with cash costs between $1,900 to $2,000 per ounce of gold sold and AISC of $2,200 to $2,300 per ounce of gold sold.

Cash Costs on a By-product Basis, per Ounce sold and AISC on a By-product Basis, per Ounce sold are calculated by adjusting production cost of sales, as reported on the interim condensed consolidated statements of operations, as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Cash Cost on a By-Product Basis:
Total cost of sales	$89,807,517	$91,579,845
Less: silver revenue	(4,194,630)	(1,353,851)
Depreciation, depletion and amortization	(13,719,442)	(12,957,121)
Total	$71,893,445	$77,268,873
Sustaining capital
Sustaining capital - PPE	$561,144	$224,662
Exploration costs	(11,037)	506,412
Reclamation and other costs	762,189	518,085
JV Partner operator management fee	1,001,155	1,070,634
AISC on a By-Product basis	$74,206,896	$79,588,666

Divided by ounces sold	26,710	57,942
Cash Cost on a By-product Basis, per Ounce Sold	$2,692	$1,334
AISC on a By-product Basis, per Ounce Sold	$2,778	$1,374

Liquidity and Capital Resources

As of March 31, 2026, the Company had approximately $97.5 million of cash and cash equivalents.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Property, repayment of principal and interest related to debt and exploration expenditures on the Johnson Tract Project and Lucky Shot Property. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, distributions from the equity investment, the proceeds from the Facility (see Note 5 - Investment in the Peak Gold JV, Note 8 - Stockholders' Equity and Note 13 - Debt, for a discussion of the recent activity), and the acquisition of Dolly Varden (see Note 16 - Acquisition).

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

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. During the first quarter of 2026, the Company received cash distributions totaling $9.0 million. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $12.0 million on the Facility and delivery into its hedge contracts, for the next twelve months from the date of this report.

On February 12, 2026, the Company sold shares of common stock and pre-funded warrants and received gross proceeds of $50 million. The Company used the net proceeds of approximately $47.0 million to settle gold hedge contracts and purchase put options. Any remaining proceeds will be used for general corporate purposes, including working capital.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no material changes in the Company’s critical accounting estimates from those that were previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 other than the accounting policy described in Note 4 - Summary of Significant Accounting Policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our first fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Such risks are not the only risks the Company faces. You should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, under the headings “Item 1. Business — Adverse Climate Conditions,” “—Competition,” “— Government Regulation” and “Item 2. Properties—Environmental Regulation and Permitting,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which risks could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An investment in the Company is subject to risks inherent in our business and involves a high degree of risk. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than the issuances previously reported on the Company’s Current Report on Form 8‑K filed on March 27, 2026.

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

The Company’s other mineral properties, including the Lucky Shot Project, Kitsault Valley Project, Johnson Tract Project, and the Avidian Properties, are in the exploration or development stage. At the Lucky Shot Project, where the Company conducts exploration activities at these properties, including underground drilling programs, the Company received one citation from the MSHA for late filing of MSHA Form 7000-2 (Quarterly Mine Employment and Coal Production Report) reporting employee hours worked on site. The Form 7000-2 report was filed approximately 30 days late due to a miscommunication with the local MSHA office. Although Lucky Shot is not currently in production, MSHA reporting obligations applied to these activities.

Except for the citation described above, during the three months ended March 31, 2026, and for all periods thereafter through the filing date of this Form 10-Q, the Company and its properties were not subject to any of the matters requiring disclosure under Section 1503(a) of the Dodd-Frank Act or Item 104 of Regulation S-K, including: (i) notices of violations of mandatory health or safety standards issued under Section 104 of the Mine Act; (ii) orders issued under Sections 104(b) or 107(a) of the Mine Act; (iii) citations or orders for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act; (iv) flagrant violations under Section 110(b)(2) of the Mine Act; (v) imminent danger orders issued under Section 107(a) of the Mine Act; (vi) proposed assessments from MSHA; (vii) legal actions pending before the Federal Mine Safety and Health Review Commission; (viii) legal actions instituted by MSHA; or (ix) mining-related fatalities.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference (File No. 001-35770, unless otherwise indicated).

			Incorporated by Reference
Exhibit Number	Description	Filed Herewithin	Form	File No.	Ex.	Filing Date

2.1	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024
2.2	Amending Agreement, effective February 11, 2026, by and among Contango ORE, Inc., 1566004 B.C. Ltd. and Dolly Varden Silver Corporation.		8-K	001-35770	2.1	03/27/2026
3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	03/27/2026
3.4	Certificate of Designation of Series A Special Voting Preferred Stock.		8-K	001-35770	3.2	03/27/2026
3.5	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.6	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Form of Convertible Debenture.		8-K	001-35770	4.1	04/09/2022
4.3	Form of Pre-Funded Warrants.		8-K	001-35770	4.1	09/26/2025
4.4	Form of Pre-Funded Warrants.		8-K	001-35770	4.1	02/12/2026
4.5	Exchangeable Share Support Agreement.		8-K	001-35770	4.1	03/27/2026
4.6	Voting And Exchange Trust Agreement.		8-K	001-35770	4.2	03/27/2026
10.1†	Employment Agreement, dated April 3, 2026.		8-K/A	001-35770	10.1	04/03/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
95.1	Mine Safety Disclosures.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO ORE, INC.

Date: May 14, 2026	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)