Form 10-Q
period 2026-06-30
Contango Silver & Gold Inc.
filed 2026-08-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of August 13, 2026 was 33,440,691.

The total number of exchangeable shares outstanding as of August 13, 2026 was 61,381. See Note 8 - Stockholders’ Equity and Note 16 - Acquisitions for discussion.

CONTANGO SILVER & GOLD INC.

All references in this Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Silver & Gold Inc.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	June 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$89,038,319	$64,837,617
Restricted cash	108,037	106,365
Prepaid expenses and other	5,795,200	3,290,962
Income taxes receivable	106,244	106,244
Total current assets	95,047,800	68,341,188

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	51,156,351	47,108,733
Property & equipment, net	346,368,297	52,065,293
Marketable securities	4,243,743	4,436,013
Total long-term assets	401,768,391	103,610,039

TOTAL ASSETS	$496,816,191	$171,951,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,522,149	$1,014,233
Accrued liabilities	2,492,135	4,336,813
Liability on flow-through share issuances	3,282,104	—
Royalty reimbursement advance	—	488,045
Derivative contract liability	61,479,232	66,465,622
Debt, current portion	12,600,000	4,000,000
Total current liabilities	89,375,620	76,304,713

NON-CURRENT LIABILITIES:
Asset retirement obligations	132,509	123,444
Contingent consideration liability	—	2,757,952
Derivative contract liability	—	37,191,718
Debt non-current portion, net	19,513,840	29,857,758
Deferred tax liability	56,281,550	617,353
Total non-current liabilities	75,927,899	70,548,225

TOTAL LIABILITIES	165,303,519	146,852,938

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Series A, special voting preferred stock, $0.01 par value, one share authorized, issued and outstanding as of June 30, 2026	—	—
Common Stock, $0.01 par value, 250,000,000 shares authorized; 32,345,319 shares issued and outstanding as of June 30, 2026; 14,968,929 shares issued and 14,966,449 shares outstanding as of December 31, 2025	323,450	149,687
Exchangeable Shares, no par value, unlimited shares authorized; 1,156,753 shares issued and outstanding as of June 30, 2026; no shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	556,096,145	238,155,692
Treasury stock at cost (nil at June 30, 2026; and 2,480 shares at December 31, 2025)	—	(48,308)
Accumulated other comprehensive loss	(2,229,538)	—
Accumulated deficit	(222,677,385)	(213,158,782)
TOTAL STOCKHOLDERS’ EQUITY	331,512,672	25,098,289

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,816,191	$171,951,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
EXPENSES:
Claim rental	$(141,851)	$(115,315)	$(270,112)	$(224,154)
Exploration	(12,264,382)	(1,038,469)	(16,099,198)	(1,498,472)
Depreciation	(39,924)	(21,237)	(79,514)	(54,859)
Accretion	(85,429)	—	(167,761)	—
General and administrative	(5,261,892)	(3,114,052)	(9,125,733)	(5,562,117)
Total expenses	(17,793,478)	(4,289,073)	(25,742,318)	(7,339,602)

Income from equity investment in Peak Gold, LLC	9,289,390	27,326,184	22,047,618	49,646,218
Total (loss)/income from operations	(8,504,088)	23,037,111	(3,694,700)	42,306,616

OTHER INCOME/(EXPENSE):
Interest and other income	903,033	326,609	1,773,053	558,549
Interest and finance expense	(936,304)	(2,033,871)	(1,856,012)	(4,781,584)
Gain/(loss) on derivative contracts	10,308,985	(12,844,803)	(8,717,397)	(53,320,459)
Gain on metal sales	605,226	959,453	1,277,539	2,130,273
Gain/(loss) on marketable securities	541,959	6,427,915	(192,270)	6,654,375
Total other income/(expense)	11,422,899	(7,164,697)	(7,715,087)	(48,758,846)

Income/(loss) before income taxes	2,918,811	15,872,414	(11,409,787)	(6,452,230)

Income tax benefit/(expense)	1,868,176	52,451	1,891,184	(171,230)

NET INCOME/(LOSS)	$4,786,987	$15,924,865	$(9,518,603)	$(6,623,460)

Other comprehensive loss	(2,229,538)	—	(2,229,538)	—

NET COMPREHENSIVE INCOME/(LOSS)	$2,557,449	$15,924,865	$(11,748,141)	$(6,623,460)

INCOME/(LOSS) PER SHARE
Basic	$0.14	$1.26	$(0.38)	$(0.55)
Diluted	$0.14	$1.24	$(0.38)	$(0.55)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	32,866,494	12,116,897	25,085,470	12,070,370
Diluted	33,097,811	12,328,749	25,085,470	12,070,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,518,603)	$(6,623,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,334,377	1,291,705
Depreciation expense	79,514	67,363
Accretion expense	167,761	—
Non-cash portion for lease expense	111,860	24,360
Equity earnings from investment in Peak Gold, LLC	(22,047,618)	(49,646,218)
Cash distribution from Peak Gold, LLC	18,000,000	54,000,000
Amortization of flow through liability	(1,707,476)	—
Loss from derivative contracts	8,717,397	53,320,459
Cash paid to settle derivative contracts	(50,895,505)	(10,738,049)
Unrealized (gain)/loss from marketable securities	192,270	(6,654,375)
Interest expense paid in stock	199,990	199,983
Amortization of debt discount and debt issuance fees	256,082	1,573,864
Drawdown of silver royalty	(488,045)	(244,527)
Deferred tax (benefit)/expense	(394,255)	171,230
Changes in operating assets and liabilities, net of acquisition:
Increase in prepaid expenses and other	(355,922)	281,689
Increase in inventory	—	(803,825)
(Decrease)/increase in accounts payable and accrued liabilities	5,015,032	716,189
Net cash (used in)/provided by operating activities	(50,333,141)	36,936,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs paid as part of the Dolly Varden acquisition	(7,171,739)	—
Cash acquired as part of the Dolly Varden acquisition	36,022,607	—
Cash consideration paid for Avidian Alaska Acquisition	—	(150,000)
Acquisition of property and equipment	(8,416,645)	(9,870)
Net cash provided by/(used in) investing activities	20,434,223	(159,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from the exercise of pre-funded warrants	8,500	—
Cash proceeds from the exercise of options	1,270,283	—
Principal repayments on debt	(2,000,000)	(22,000,000)
Cash proceeds from common stock and warrant issuance, net	55,554,266	2,127,029
Shares repurchased for tax withholdings on share-based awards	—	(659,279)
Net cash provided by/(used in) financing activities	54,833,049	(20,532,250)

Effect of exchange rate changes on cash and cash equivalents	(731,757)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	24,202,374	16,244,268
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	64,943,982	20,315,522
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$89,146,356	$36,559,790

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$1,550,726	$3,056,129
Non-cash investing and financing activities
Common stock issuance for acquisition	$229,997,981	$—
Exchangeable shares issuance for acquisition	26,658,954	—
Replacement options issuance for acquisition	2,138,173	—
Total non-cash investing and financing activities	$258,795,107	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at March 31, 2026	30,515,252	$305,150	1,597,301	$—	$548,735,513	$(48,308)	$—	$(227,464,372)	$321,527,983
Stock-based compensation	—	—	—	—	1,356,314	—	—	—	1,356,314
Restricted shares activity	162,310	1,623	—	—	(1,623)	—	—	—	—
Common stock issuance	176,483	1,765	—	—	3,229,722	—	—	—	3,231,487
Cost of common stock issuance	—	—	—	—	(113,340)	—	—	—	(113,340)
Common stock issuance for acquisition	100,000	1,000	—	—	1,573,000	—	—	—	1,574,000
Retraction of exchangeable shares	440,548	4,405	(440,548)	—	(4,405)	—	—	—	—
Exercise of options	97,193	972	—	—	1,269,311	—	—	—	1,270,283
Exercise of pre-funded warrants	850,000	8,500	—	—	—	—	—	—	8,500
Cancellation of treasury shares	(2,480)	(25)	—	—	(48,283)	48,308	—	—	—
Shares issued for convertible debt interest payment	6,013	60	—	—	99,936	—	—	—	99,996
Net income for the period	—	—	—	—	—	—	—	4,786,987	4,786,987
Other comprehensive loss for the period	—	—	—	—	—	—	(2,229,538)	—	(2,229,538)
Balance at June 30, 2026	32,345,319	$323,450	1,156,753	$—	$556,096,145	$—	$(2,229,538)	$(222,677,385)	$331,512,672

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance at March 31, 2025	12,541,962	$125,418	—	$—	$179,039,931	$(48,308)	$—	$(199,620,462)	$(20,503,421)
Stock-based compensation	—	—	—	—	759,084	—	—	—	759,084
Restricted shares activity	16,900	169	—	—	(169)	—	—	—	—
Common stock issuance	68,851	689	—	—	1,364,974	—	—	—	1,365,663
Cost of common stock issuance	—	—	—	—	(37,556)	—	—	—	(37,556)
Shares issued for convertible debt interest payment	8,130	81	—	—	99,907	—	—	—	99,988
Net income for the period	—	—	—	—	—	—	—	15,924,865	15,924,865
Balance at June 30, 2025	12,635,843	$126,357	—	$—	$181,226,171	$(48,308)	$—	$(183,695,597)	$(2,391,377)

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2025	14,968,929	$149,687	—	$—	$238,155,692	$(48,308)	$—	$(213,158,782)	$25,098,289
Stock-based compensation	—	—	—	—	2,334,377	—	—	—	2,334,377
Restricted shares activity	162,310	1,623	—	—	(1,623)	—	—	—	—
Common stock issuance	2,031,355	20,313	—	—	58,788,086	—	—	—	58,808,399
Cost of common stock issuance	—	—	—	—	(3,254,133)	—	—	—	(3,254,133)
Common stock issuance for acquisition	13,786,278	137,863	—	—	229,860,118	—	—	—	229,997,981
Exchangeable shares issuance for acquisition	—	—	1,597,301	—	26,658,954	—	—	—	26,658,954
Replacement options issuance for acquisition	—	—	—	—	2,138,173	—	—	—	2,138,173
Retraction of exchangeable shares	440,548	4,405	(440,548)	—	(4,405)	—	—	—	—
Exercise of options	97,193	972	—	—	1,269,311	—	—	—	1,270,283
Exercise of pre-funded warrants	850,000	8,500	—	—	—	—	—	—	8,500
Cancellation of treasury shares	(2,480)	(25)	—	—	(48,283)	48,308	—	—	—
Shares issued for convertible debt interest payment	11,186	112	—	—	199,878	—	—	—	199,990
Net loss for the period	—	—	—	—	—	—	—	(9,518,603)	(9,518,603)
Other comprehensive loss for the period	—	—	—	—	—	—	(2,229,538)	—	(2,229,538)
Balance at June 30, 2026	32,345,319	$323,450	1,156,753	$—	$556,096,145	$—	$(2,229,538)	$(222,677,385)	$331,512,672

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity/(Deficit)
Balance at December 31, 2024	12,230,959	$122,308	—	$—	$178,270,782	$(48,308)	$—	$(177,072,137)	$1,272,645
Stock-based compensation	—	—	—	—	1,291,705	—	—	—	1,291,705
Restricted shares activity	302,600	3,026	—	—	(3,026)	—	—	—	—
Common stock issuance	145,554	1,456	—	—	2,185,720	—	—	—	2,187,176
Cost of common stock issuance	—	—	—	—	(60,147)	—	—	—	(60,147)
Shares repurchased for tax withholdings on share-based awards	(60,763)	(608)	—	—	(658,671)	—	—	—	(659,279)
Shares issued for convertible debt interest payment	17,493	175	—	—	199,808	—	—	—	199,983
Net loss for the period	—	—	—	—	—	—	—	(6,623,460)	(6,623,460)
Balance at June 30, 2025	12,635,843	$126,357	—	$—	$181,226,171	$(48,308)	$—	$(183,695,597)	$(2,391,377)

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
•
its wholly-owned subsidiary Contango Mining Canada Inc. (British Columbia), which holds 100% equity in HighGold Mining Inc., which in turn owns J T Mining, Inc., leasing approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”) from Cook Inlet Region, Inc. (“CIRI”), 125 miles southwest of Anchorage, Alaska (See Note 11 - Commitments and Contingencies and Note 20 - Subsequent Events);
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

CORE Alaska LLC (“CORE Alaska”), a wholly-owned subsidiary of the Company has a 30% membership interest in Peak Gold, LLC (the “Peak Gold JV”). KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska, holds the remaining 70% membership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV, which operates the Manh Choh mines.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Liquidity

The Company’s cash requirements primarily relate to exploration activities at the Contango Properties, repayment of debt and related interest, and general and administrative expenses. As of June 30, 2026, the Company had a cash and cash equivalent balance of $89.0 million and working capital, which is calculated as current assets minus current liabilities, of $5.7 million.

During the six months ended June 30, 2026, the Company increased its cash balance primarily through financing activities, the acquisition of Dolly Varden and distributions from the Peak Gold JV, partially offset by cash used in operating and investing activities. Key sources of liquidity during the period included net proceeds of $47.0 million from an underwritten public offering, $8.6 million from sales under the Company’s at‑the‑market equity program (see Note 8 - Stockholders’ Equity), $36.0 million from cash acquired as part of the Dolly Varden acquisition (see Note 16 - Acquisition), and $18.0 million of cash distributions from the Peak Gold JV related to production at the Manh Choh Project.

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

5. Investment in the Peak Gold JV

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of June 30, 2026:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2024	$60,523,622
Distributions received from Peak Gold, LLC	(24,000,000)
Income from equity investment in Peak Gold, LLC	22,320,034
Investment balance at March 31, 2025	$58,843,656
Distributions received from Peak Gold, LLC	(30,000,000)
Income from equity investment in Peak Gold, LLC	27,326,184
Investment balance at June 30, 2025	$56,169,840
Distributions received from Peak Gold, LLC	(33,000,000)
Income from equity investment in Peak Gold, LLC	29,533,425
Investment balance at September 30, 2025	$52,703,265
Distributions received from Peak Gold, LLC	(15,000,000)
Income from equity investment in Peak Gold, LLC	9,405,468
Investment balance at December 31, 2025	$47,108,733
Distributions received from Peak Gold, LLC	(9,000,000)
Income from equity investment in Peak Gold, LLC	12,758,228
Investment balance at March 31, 2026	$50,866,961
Distributions received from Peak Gold, LLC	(9,000,000)
Income from equity investment in Peak Gold, LLC	9,289,390
Investment balance at June 30, 2026	$51,156,351

As of June 30, 2026 the Company has contributed approximately $106.2 million to and held a 30% membership interest in the Peak Gold JV and received distributions of $160.5 million.

During the six months ended June 30, 2026, the Company received cash distributions of $18.0 million. The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and six month periods ended June 30, 2026 and 2025 in accordance with US GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$124,997,378	$195,062,829	$258,967,821	$363,292,223
Cost of sales	(78,438,505)	(85,591,495)	(154,526,580)	(164,214,219)
Gross profit	46,558,873	109,471,334	104,441,241	199,078,004
Other expenses	(15,594,240)	(18,384,055)	(30,949,181)	(33,590,612)
Net Income	$30,964,633	$91,087,279	$73,492,060	$165,487,392

The Peak Gold JV income does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of June 30, 2026 and June 30, 2025, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses, which allowed the Company to recognize its investment of $51.2 million and $56.2 million, respectively.

6. Prepaid Expenses and Other Assets

The Company has prepaid expenses and other assets of $5,795,200 and $3,290,962 as of June 30, 2026 and December 31, 2025, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals, as well as payments completed in connection with improvements to and the acquisition of mineral claims, property and equipment surrounding our Lucky Shot property (Note 11 - Commitments and Contingencies and Note 20 - Subsequent Events).

7. Net Income/(Loss) Per Share

A reconciliation of the components of basic and diluted net income/(loss) per share of common stock is presented below:

	Three Months Ended June 30,
	2026			2025
		Weighted Average	Income		Weighted Average	Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net Income	$4,786,987			$15,924,865
Less: Income attributable to participating securities	(48,432)			(598,370)
Basic Net Income per Share:
Net income attributable to common stockholders	$4,738,555	32,866,494	$0.14	$15,326,495	12,116,897	$1.26

Effect of Dilutive Securities
Restricted shares	$—	151,628		$—	211,852
Options	—	79,689		—	—

Diluted Net Income per Share:
Net income attributable to common stock	$4,738,555	33,097,811	$0.14	$15,326,495	12,328,749	$1.24

	Six Months Ended June 30,
	2026			2025
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(9,518,603)	25,085,470	$(0.38)	$(6,623,460)	12,070,370	$(0.55)

Diluted Net Loss per Share:
Net loss attributable to common stock	$(9,518,603)	25,085,470	$(0.38)	$(6,623,460)	12,070,370	$(0.55)

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

Options and warrants (other than pre-funded warrants discussed further below) to purchase 482,845 and 365,875 shares of common stock of the Company were outstanding as of June 30, 2026, respectively. Warrants to purchase 678,875 shares of common stock of the Company were outstanding as of June 30, 2025. A total of 312,165 and 456,110 restricted shares of common stock were unvested as of June 30, 2026 and 2025, respectively. These warrants, options and unvested restricted shares were not included in the computation of diluted earnings per share for the periods where the Company generated a net loss due to being anti-dilutive.

8. Stockholders’ Equity

The Company has 250,000,000 shares of common stock authorized, and 15,000,000 authorized shares of preferred stock. As of June 30, 2026, a total of 32,345,319 shares of common stock were outstanding, including 312,165 shares of unvested restricted stock. In addition, as of June 30, 2026, one share of Series A, special voting preferred stock was outstanding and a total of 1,156,753 exchangeable shares pursuant to the Arrangement Agreement (see Note 16 for details) were outstanding. No shares of preferred stock have been issued. The remaining restricted stock outstanding will vest between August 2026 and April 2029.

ATM Program

The Company may, from time to time, offer and sell shares of its common stock in an aggregate amount of up to $40,000,000 through its ATM Program. The Company pays the ATM Agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the Sales Agreement. Pursuant to the Sales Agreement, the Company sold 353,149 shares of common stock during the six-month period ended June 30, 2026 and 145,554 shares during the six-month period ended June 30, 2025 for net proceeds of approximately $8.6 million and $2.1 million, respectively. As of June 30, 2026, a total of $14.2 million of the Company's common stock remains available for sale pursuant to the ATM Program.

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

The issued pre-funded warrants were classified as a component of permanent equity in the Company’s Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net income/loss per share, basic and diluted, attributable to common stockholders as the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of June 30, 2026, all the pre-funded warrants have been exercised and nil remain outstanding.

9. Property & Equipment

The table below sets forth the book value by type of fixed asset owned by the Company (excludes Peak Gold LLC assets) as well as the estimated useful life:

Asset Type	Estimated Useful Life	June 30, 2026	December 31, 2025
Mineral properties	Not Depleted
Dolly Varden		$285,999,842	$—
Johson Tract		34,959,954	34,959,954
Lucky Shot		16,883,226	13,225,874
Other		2,172,981	2,172,981
Land	Not Depreciated	87,737	87,737
Buildings and improvements	20 - 39	1,455,546	1,455,546
Construction in progress	Not Depreciated	3,396,645	—
Machinery and equipment	3 - 10	650,855	544,064
Vehicles	5	204,032	184,032
Computer and office equipment	5	27,731	27,731
Furniture & fixtures	5	2,270	2,270
Right of use asset	2 - 3	1,385,228	86,952
Less: Accumulated depreciation and amortization		(735,614)	(559,712)
Less: Accumulated impairment		(122,136)	(122,136)
Property & Equipment, net		$346,368,297	$52,065,293

10. Stock-Based Compensation

On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”). On March 17, 2026, the stockholders of the Company approved and adopted the 2026 Omnibus Incentive Plan (the “2026 Plan”) (together with the 2023 Plan referred to as the “Equity Plans”), which replaces the 2023 Plan with respect to new grants by the Company. Shares available for grant under the 2026 Plan consist of 2,500,000 shares of common stock plus (i) any shares remaining available for grant under the 2023 Plan (2,480,129 shares as of June 30, 2026), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the 2023 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2023 Plan that are forfeited for any reason.

As of June 30, 2026, there were 312,165 shares of unvested restricted common stock outstanding under the Equity Plans. Stock-based compensation expense for the three and six months ended June 30, 2026 was approximately $1.4 million and $2.3 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2025 was approximately $0.8 million and $1.3 million, respectively. The amount of compensation expense recognized does not reflect cash compensation actually received by the individuals during the current period, but rather represents the amount of expense recognized by the Company in accordance with US GAAP.

The remaining shares of restricted stock outstanding will vest between August 2026 and April 2029.

Restricted Stock. Under the Equity Plans, the Compensation Committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the participant shall have the right to vote shares of Stock Awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted during the six months ended June 30, 2026 and June 30, 2025 was $3.2 million and $3.3 million, respectively.

As of June 30, 2026, the total compensation cost related to nonvested restricted share awards not yet recognized was $3,307,097. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of June 30, 2026 and December 31, 2025:

Number of restricted shares unvested
Balance - January 1, 2026	380,730
Restricted shares granted	162,310
Restricted shares vested	(230,875)
Balance - June 30, 2026	312,165

Balance - January 1, 2025	436,863
Restricted shares granted	302,600
Restricted shares vested	(358,733)
Balance - December 31, 2025	380,730

Stock Options. The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from Company's Form 10-K for the year ended December 31, 2025. As part of the Dolly Varden Acquisition (see Note 16), the Company issued 417,048 fully vested options to the holders of Dolly Varden options (the "Replacement Options"). The fair value of the Replacement Options was determined to be $2.6 million using the Hull-White pricing model for employees and Black-Scholes option pricing model for non-employees pursuant to relevant guidance in ASC 805 on allocating between acquisition costs and post-combination expenses. Of this amount, $2.1 million represented the fair-value-measure of the vested portion of Dolly Varden replaced options and was considered part of the acquisition cost. The remaining $0.5 million was treated as post-combination expense and expensed during the three months ended March 31, 2026. Additionally, on April 2, 2026, the Company issued 174,100 options to employees, with a fair value of $2.0 million using the Black Scholes option pricing model. There were no newly vested stock options for the six-month period ended June 30, 2025. As of June 30, 2026, the total unrecognized compensation cost related to nonvested stock options was $1.6 million. As of June 30, 2026, there are 482,845 stock options outstanding and 308,745 stock options exercisable.

A summary of the status of stock options granted under the Equity Plans as of June 30, 2026 and changes during the six months then ended, is presented in the table below:

	Six Months Ended
	June 30, 2026
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2025	—	$—
Granted	591,148	$15.82
Exercised	(97,193)	$13.03
Expired	(11,110)	$12.46
Outstanding at the end of the period	482,845	$16.45
Aggregate intrinsic value	$7,942,800
Exercisable, end of the period	308,745
Available for grant, end of period	2,480,129
Weighted average fair value per share of options granted during the period	$7.67

11. Commitments and Contingencies

Tetlin Lease. The Tetlin Lease had an initial ten-year term beginning July 2008 which was extended for an additional ten years to July 15, 2028, and for so long thereafter as the Peak Gold JV initiates and continues to conduct mining operations on the Tetlin Lease.

Pursuant to the terms of the Tetlin Lease, the Peak Gold JV is required to spend $350,000 per year until July 15, 2028 in exploration costs. The Peak Gold JV’s exploration expenditures through the 2023 exploration program satisfied this requirement because exploration funds spent in any year in excess of $350,000 are credited toward future years’ exploration cost requirements. Additionally, should the Peak Gold JV derive revenues from the properties covered under the Tetlin Lease, the Peak Gold JV is required to pay the Tetlin Tribal Council a production royalty ranging from 3% to 5%, depending on the type of metal produced and the year of production. In lieu of a $450,000 cash payment to the Peak Gold JV from the Tetlin Tribal Council to increase its production royalty by 0.75%, the Peak Gold JV agreed to credit the $450,000 against future production royalty and advance minimum royalty payments due to the Tetlin Tribal Council under the lease once production begins. Until such time as production royalties begin, the Peak Gold JV must pay the Tetlin Tribal Council an advance minimum royalty of approximately $75,000 per year, and subsequent years are escalated by an inflation adjustment. Production commenced in July 2024 and the Peak Gold JV has started to satisfy the production royalty obligations pursuant to the terms of the Tetlin Lease, as such, the advance minimum royalty is no longer required.

Gold Exploration. The Company’s Triple Z, Eagle/Hona, Shamrock, Willow, Golden Zone, Amanita, Amanita NE and Lucky Shot claims are all located on State of Alaska lands. The annual claim rentals on these projects vary based on the age of the claims, and are due and payable in full by November 30 of each year. Annual claims rentals for the 2025-2026 assessment year totaled $513,043. The Company paid the current year claim rentals in November 2025. The associated rental expense is amortized over the rental claim period, September 1st - August 31st of each year.

Lucky Shot Property. With regard to the Lucky Shot Property, the Company was obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property met two separate milestone payment thresholds. Under the first threshold, if the Company achieved (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio), the Company was required to pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. Under the second threshold, if the Company achieved (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio), the Company was required to pay CRH $5 million in cash and $5 million in newly issued shares of Contango common stock with any share consideration valued based on the 30-day trading price. On June 26, 2026, the Company settled the milestone threshold payments with a payment of $5.0 million and the issuance of 100,000 shares of common stock. As of June 30, 2026 both payments were settled for a total consideration of $6.6 million, resulting in the settlement of the contingent consideration and an increment of the mineral claims associated with the Lucky Shot Property. All other commitments in association with the initial agreement were settled.

As of June 30, 2026 and December 31, 2025, the Company has recognized contingent consideration payable of $nil and $2,757,952, respectively, associated with the additional share consideration. See Note 15 - Fair Value Measurement.

On May 4, 2026, LSA entered into a purchase agreement (the “LSA Purchase Agreement”) with Alaska Hardrock Inc. for the purchase of mineral claims, including a 2% net smelter return royalty, property, equipment and improvements for a total consideration of $16,074,000 comprised of: (i) $300,000 advance (paid); (ii) $1,709,250 deposit payable upon signing of the agreement (paid); (iii) $4,064,750 payable at closing; and (iv) $10,000,000 secured promissory note bearing 5% per annum, compounded monthly, and maturing four years after closing date. As of June 30, 2026, the Company has paid $2,009,250 towards the purchase price. The transaction closed on July 1, 2026 with a payment of $4,064,750 (Note 20 - Subsequent Events).

Royal Gold Royalties. Royal Gold Inc. ("Royal Gold"), the former 40% owner of the Peak Gold JV, currently holds a 3.0% overriding net smelter return royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. The Company received a royalty reimbursement advance of $1,200,000 from KG Mining for the Company’s share of silver royalty payments. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter at such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and, therefore, the Company started to drawdown the $1,200,000 prepayment into income since that date. The Company has recognized a royalty recovery of $537,317 in interest and other income during the six-month period ended June 30, 2026 (six months ended June 30, 2025 - $244,527). As of June 30, 2026, the Company has completed the drawdown and has recognized a receivable of $49,272 presented as part of prepaid expenses and other assets.

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

Mining Lease and Option to Purchase Agreement Amanita Project. Avidian Alaska entered into a 15-year lease agreement with an effective date of July 18, 2015 with Tanya Stolz. Avidian Alaska shall pay minimum annual lease payments as outlined under the schedule in section 4.1 of the lease agreement. Avidian Alaska's obligation for July 18, 2025 was $100,000 and will increase by $10,000 per year, with a final payment on July 18, 2030 for $150,000. The minimum payments will be credited against Avidian Alaska's various royalty payment obligations under the agreement and Avidian Alaska is currently in good compliance with such royalty payment obligations.

Cook Inletkeeper, Chickaloon Village Traditional Counsel, Center for Biological Diversity. On September 10, 2024, the Corps issued to Johnson Tract Mining Inc. (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United

States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. The plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District Court has not issued any rulings or relief and the permit in question is still active and in good standing. We believe unfavorable outcome to us is not probable.

12. Income Taxes

The Company recognized a full valuation allowance on its deferred tax asset as of June 30, 2026 and December 31, 2025 and has recognized a tax benefit of $1,868,176 and $1,891,184 for income tax for the three and six months ended June 30, 2026, respectively, and benefit of $52,451 and expense of $171,230 for the three and six months ended June 30, 2025. The effective tax rate was -64.00% and 16.58% for the three and six months ended June 30, 2026. The effective tax rate was 0.33% and -2.65% for the three and six months ended June 30, 2025. The effective income tax rate for the three and six months ended June 30, 2026 differs from the statutory rate primarily due to the amortization of its flow through liability. The effective income tax rate for the three and six months ended June 30, 2025 differs from the statutory rate primarily due to the full valuation allowance.

At each reporting period, the Company weighs all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As a result of this analysis at June 30, 2026 and December 31, 2025, the Company provided a full valuation allowance against the deferred tax assets. As part of the Dolly Varden acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the property & equipment assets. The Company’s deferred tax liability originating from the Dolly Varden acquisition was $55,741,022 and $nil, as of June 30, 2026 and December 31, 2025, respectively. This relates to the book to tax temporary differences between the carryover tax basis and new book basis of the net assets acquired, recognized at a statutory rate of 27%. The net deferred tax liability of $55,741,022 includes an increase related to exploration costs for the period ended June 30, 2026. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the property & equipment assets. The Company’s deferred tax liability originating from the HighGold acquisition was $540,528 and $617,353, as of June 30, 2026 and December 31, 2025, respectively. The net deferred tax liability of $540,528 includes an increase related to exploration costs for the period ended June 30, 2026. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of June 30, 2026 or December 31, 2025.

For the three and six months ended June 30, 2026, the Company recognized income tax benefits of $1,496,928 related to the amortization of its liability on flow-through share issuances and the associated Part XII.6 tax. For the three and six months ended June 30, 2025, the Company recognized no income tax benefit or expense related to the amortization of its liability on flow-through share issuances and the associated Part XII.6 tax.

13. Debt

The table below shows the components of Debt, net as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Secured Debt Facility
Principal amount - Term debt	$12,600,000	$14,600,000
Unamortized debt discount and issuance costs	(261,846)	(460,006)
Debt, net	$12,338,154	$14,139,994

Unsecured, Subordinated Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount and issuance costs	(224,314)	(282,236)
Debt, net	$19,775,686	$19,717,764
Total Debt, net	$32,113,840	$33,857,758
Less current portion	$12,600,000	$4,000,000
Debt non-current portion, net	$19,513,840	$29,857,758

Secured Credit Facility

On May 17, 2023, the Company entered into a credit and guarantee agreement (the “Credit Agreement”), by and among CORE Alaska as the borrower, each of the Company, LSA, and Contango Minerals, as guarantors, each of the lenders party thereto from time to time, ING Capital LLC ("ING") as administrative agent for the lenders, and Macquarie Bank Limited ("Macquarie"), as collateral agent for the secured parties. The Credit Agreement provides for a senior secured loan facility (the “Facility”) of up to $70 million, of which $65 million is committed in the form of a term loan facility and $5 million is uncommitted in the form of a liquidity facility. As of June 30, 2026, the Company has drawn $60 million on the term loan facility and made $47.4 million in principal repayments, resulting in a balance of $12.6 million outstanding.

The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to future drawdowns on the Credit Agreement, the Company was required to enter into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold production from Manh Choh at a weighted average price of $2,025 per ounce. On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. On February 12, 2026, the Company paid $46.4 million to settle gold hedge contracts for 15,446 ounces with an average strike price of $2,025 per ounce with maturities ranging between March and September 2026. The Company has delivered or cash settled 109,600 ounces of gold into the hedging agreements, including use of carry trades, resulting in a remaining balance of the hedge agreements is 15,000 gold ounces as of June 30, 2026. On July 1, 2026, the Company entered into an amendment to the Credit Agreement (Note 20 - Subsequent Events).

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

During the second quarter of 2026, the Company sold all gold purchased from Peak Gold, LLC for $36.8 million ($4,260 per oz), at spot price to the lenders and simultaneously locked in a carry trade from the lenders on 7,000 ounces of gold related to the December 31, 2026 hedge maturity date.

The carrying value of the Facility approximates its fair value as it accrues interest based on market interest rates. The Company recognized interest expense totaling $0.8 million related to this Facility for the six months ended June 30, 2026 (inclusive of approximately $0.6 million of contractual interest, and approximately $0.2 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $3.5 million related to this debt for the six months ended June 30, 2025 (inclusive of approximately $2.0 million of contractual interest, and approximately $1.5 million related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 8.86% as of June 30, 2026 and 10.33% as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the effective interest rate for the amortization of the discount and issuance costs was 8.5% and 8.5%, respectively.

As of June 30, 2026, the Company was in compliance with all of the required debt covenants.

The Company is scheduled to repay $12.6 million of principal in the next twelve months. See Note 20 - Subsequent Events, for details on the amendment to the Facility.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent. During the six months ended June 30, 2026, the Company incurred $83,203 as a PLA fee presented as part of interest and finance expense, as of the date of this report these amounts have been fully paid.

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

In connection with the issuance of the Debenture, the Company agreed to pay an establishment fee of 3% of the Debenture face amount. In accordance with the terms of the related investment agreement (the "Investment Agreement"), QRC elected to receive the establishment fee in shares of common stock valued at $24.82 per share, for a total of 24,174 shares. The establishment fee shares were issued to QRC pursuant to an exemption from registration under Regulation S. In connection with the Investment Agreement, QRC entered into an investor rights agreement with the Company in connection with the issuance of the Debenture. The investor rights agreement contains provisions that require QRC and its affiliates, while they own 5% or more of the Company's outstanding common stock, to standstill, not to participate in any unsolicited or hostile takeover of the Company, not to tender its shares of common stock unless the Company’s board recommends such tender, to vote its shares of common stock in the manner recommended by the Company’s board to its stockholders, and not to transfer its shares of common stock representing more than 0.5% of outstanding shares without notifying the Company in advance, whereupon the Company will have a right to purchase those shares.

The fair value of the Debenture (Level 3) as of June 30, 2026 and December 31, 2025 was approximately $22.8 million. The Company recognized interest expense totaling $1.0 million related to this debt for the six months ended June 30, 2026 (inclusive of approximately $0.9 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.0 million related to this debt for the six months ended June 30, 2025 (inclusive of approximately $0.9 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at June 30, 2026 and December 31, 2025 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

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

As of June 30, 2026, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Period	Commodity	Volume	Weighted Average Price ($/oz)
2027	Gold	15,000	$1,933
		15,000	$1,933

Additionally, as of June 30, 2026, the Company had a carry trade outstanding for 11,000 ounces with maturities on September 30, 2026 and December 31, 2026.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

		As of June 30, 2026			As of December 31, 2025
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$478,998	$(478,998)	$—	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(61,958,230)	$478,998	$(61,479,232)	$(66,465,622)	$—	$(66,465,622)
Commodity Contracts	Derivative contract liability - noncurrent	$—	$—	$—	$(37,191,718)	$—	$(37,191,718)

In addition to the settlement of gold hedges (Note 13 - Debt), as part of a price protection strategy to offset the hedge settlements, the Company paid $0.4 million to purchase 15,446 puts with a strike price of $4,000 per ounce. The schedule of the puts matches the periods of the hedge settlements. The March 31, 2026 and June 30, 2026 puts were sold before their maturity for proceeds of $0.1 million.

As of June 30, 2026 and December 31, 2025, the Company’s derivative instruments related to these agreements were in a net liability position with an aggregate fair value of $61,479,232 and $103,657,340, respectively. As of June 30, 2026, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2026, it could have been required to settle its obligations under the agreements at their termination value of $61,479,232.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025, respectively.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Other Income (Expense)	Amount of Loss Recognized in Other Income (Expense)		Amount of Loss Recognized in Other Income (Expense)
		Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Commodity Contracts	Unrealized gain/(loss) on derivative contracts	$10,273,745	$(2,106,754)	$42,178,108	$(42,582,410)
Commodity Contracts	Realized gain/(loss) on derivative contracts	$35,240	$(10,738,049)	$(50,895,505)	$(10,738,049)
Total		$10,308,985	$(12,844,803)	$(8,717,397)	$(53,320,459)

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

Metal Sales

The Company purchases its 30% share of gold from Peak Gold JV at 1.75% discount to 5-day VWAP at time of shipment. On February 25, 2025, the Company commenced sale of all purchased quantities of gold to the derivative counterparties (the lenders under the Facility) at spot price less a 0.5% fee. The Company recorded a gain on metal sales for the three and six months ended June 30, 2026 of approximately $0.6 million and $1.3 million, respectively; and for the three and six months ended June 30, 2025 of approximately $1.0 million and $2.1 million, respectively, in “Other Income/(Expense)”. Prior to February 25, 2025, the Company’s sales to the derivative counterparties were limited to only the quantities of gold not delivered into the hedges.

The sales are accounted for under FASB Accounting Standards Codification ("ASC") 610, "Other Income" and not ASC 606, "Revenue from Contracts with Customers", since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

Beginning on February 25, 2025, to satisfy physical delivery obligations under the existing hedge agreements, the Company entered into agreements with the counterparties to repurchase hedged quantities of gold at a contracted fixed price at each hedge delivery date. As of June 30, 2026 the Company did not have any repurchase obligations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended June 30, 2026.

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

Contingent Consideration - As discussed in Note 11, as of December 31, 2025 the Company was obligated to pay CRH additional consideration if production on the Lucky Shot Property met two separate milestone payment thresholds. The fair value of the share-based portion of the contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds. The cash portion of the contingent consideration related to that asset acquisition will be recorded when the contingency is resolved. As of June 30, 2026, the contingent consideration was settled.

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy:

As of June 30, 2026	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - noncurrent	$4,243,743	$—	$—

Financial Liabilities
Derivative contract liability - current	$—	$61,479,232	$—

As of December 31, 2025
Financial Assets
Marketable securities - noncurrent	$4,436,013	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$66,465,622	$—
Derivative Liability - noncurrent	$—	$37,191,718	$—
Contingent consideration liability - noncurrent	$—	$—	$2,757,952

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

16. Acquisition

Dolly Varden Acquisition

On December 7, 2025, Contango and Dolly Varden Silver Corporation ("Dolly Varden") entered into an Arrangement Agreement, which was subsequently amended on February 11, 2026 (as amended, the "Arrangement Agreement"). Pursuant to the Arrangement Agreement, Contango agreed to acquire all of the issued and outstanding common shares of Dolly Varden in exchange for Contango common shares at an Exchange Ratio of 0.1652 Contango shares for each Dolly Varden share (the "Arrangement").

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

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses:
Marketing and investor relations	$455,093	$269,277	$629,776	$379,580
Office and administrative costs	525,656	61,998	747,544	211,138
Insurance	327,370	270,773	568,670	538,904
Professional fees	1,032,125	653,518	1,924,719	1,161,305
Regulatory fees	498,163	223,664	720,916	313,594
Salaries and benefits	766,031	723,043	1,642,265	1,301,473
Stock-based compensation	1,356,314	759,084	2,334,377	1,291,705
Travel	121,140	16,706	242,466	43,429
Director fees	180,000	135,989	315,000	320,989
Total	$5,261,892	$3,114,052	$9,125,733	$5,562,117

18. Segments

The Company engages in exploration and development for gold and silver ore and associated minerals in Alaska and British Columbia. The Company also holds a 30% membership interest in Peak Gold JV which commenced production in 2024. The reportable segments are those operations whose operating results are reviewed by the chief operating decision maker ("CODM") to make decisions about resources to be allocated. The Company's CODM is the Chief Executive Officer and is responsible for the management of the Company. An operating segment is a component of an entity that engages in business activities, operating results are "regularly" reviewed by the CODM to make resource allocation decisions and assess performance and for which discrete financial information is available. Inter-segment transactions are recorded at amounts that reflect normal third-party terms and conditions, with inter-segment profits eliminated from the cost base of the segment incurring the charge. The Company has identified two operating and reportable segments: (i) Peak Gold, JV and (ii) Exploration. The Company's general corporate administration is included within "Corporate and other reconciling items" to reconcile the reportable segments to the consolidated financial statements. The Company's CODM reviews the quarterly results of the Company's exploration projects based on the expenditures associated with the exploration in the regions where the Company's mineral claims are located. The Peak Gold JV engages in business activities from which the Company recognizes operating income or loss. The CODM uses quarterly financial information (income from equity investment from Peak Gold JV) of the Peak Gold JV in his evaluation of the performance of the Peak Gold JV and can make decisions regarding resource allocations within the Company. Segment information is prepared on the same basis that the CODM manages our segments, evaluates financial results, and makes key operating decisions. The CODM considers budget to actual and forecast to actual comparison of exploration expenditures and income from equity investment of Peak Gold JV on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.

Three Months Ended June 30, 2026	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental	$(141,851)	$—	$—	$(141,851)
Exploration
Johnson Tract	(1,950,725)	—	—	(1,950,725)
Lucky Shot	(3,033,863)	—	—	(3,033,863)
Dolly Varden	(6,858,104)	—	—	(6,858,104)
General exploration	(421,690)	—	—	(421,690)
Total exploration	(12,264,382)	—	—	(12,264,382)
Depreciation	(37,277)	—	(2,647)	(39,924)
Accretion	(85,429)	—	—	(85,429)
General and administrative	(153,671)	—	(5,108,221)	(5,261,892)
Total expenses	(12,682,610)	—	(5,110,868)	(17,793,478)

Income from equity investment in Peak Gold, LLC	—	9,289,390	—	9,289,390
Total income/(loss) from operations	(12,682,610)	9,289,390	(5,110,868)	(8,504,088)

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	903,033	903,033
Interest expense	—	—	(936,304)	(936,304)
Gain on derivative contracts	—	10,308,985	—	10,308,985
Gain on metal sales	—	605,226	—	605,226
Gain on marketable securities	—	—	541,959	541,959
Total other income	—	10,914,211	508,688	11,422,899
INCOME/(LOSS) BEFORE INCOME TAXES	$(12,682,610)	$20,203,601	$(4,602,180)	$2,918,811

Six Months Ended June 30, 2026	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental	$(270,112)	$—	$—	$(270,112)
Exploration
Johnson Tract	(2,817,084)	—	—	(2,817,084)
Lucky Shot	(5,967,178)	—	—	(5,967,178)
Dolly Varden	(6,858,104)	—	—	(6,858,104)
General exploration	(456,832)	—	—	(456,832)
Total exploration	(16,099,198)	—	—	(16,099,198)
Depreciation	(74,220)	—	(5,294)	(79,514)
Accretion	(167,761)	—	—	(167,761)
General and administrative	(332,591)	—	(8,793,142)	(9,125,733)
Total expenses	(16,943,882)	—	(8,798,436)	(25,742,318)

Income from equity investment in Peak Gold, LLC	—	22,047,618	—	22,047,618
Total income/(loss) from operations	(16,943,882)	22,047,618	(8,798,436)	(3,694,700)

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	1,773,053	1,773,053
Interest expense	—	—	(1,856,012)	(1,856,012)
Loss on derivative contracts	—	(8,717,397)	—	(8,717,397)
Gain on metal sales	—	1,277,539	—	1,277,539
Loss on marketable securities	—	—	(192,270)	(192,270)
Total other expense	—	(7,439,858)	(275,229)	(7,715,087)
INCOME/(LOSS) BEFORE INCOME TAXES	$(16,943,882)	$14,607,760	$(9,073,665)	$(11,409,787)

As of June 30, 2026
Total Assets	379,444,032	51,271,809	66,100,350	496,816,191
Total Liabilities	(2,156,138)	(61,479,229)	(101,668,152)	(165,303,519)
Net Assets/(Deficit)	$377,287,894	$(10,207,420)	$(35,567,802)	$331,512,672

Three Months Ended June 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental	$(115,315)	$—	$—	$(115,315)
Exploration
Johnson Tract	(977,408)	—	—	(977,408)
Lucky Shot	(17,369)	—	—	(17,369)
General exploration	(43,692)	—	—	(43,692)
Total exploration	(1,038,469)	—	—	(1,038,469)
Depreciation	(18,696)	—	(2,541)	(21,237)
Accretion	—	—	—	—
General and administrative	(30,904)	—	(3,083,148)	(3,114,052)
Total expenses	(1,203,384)	—	(3,085,689)	(4,289,073)

Income from equity investment in Peak Gold, LLC	—	27,326,184	—	27,326,184
Total income/(loss) from operations	(1,203,384)	27,326,184	(3,085,689)	23,037,111

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	326,609	326,609
Interest expense	—	—	(2,033,871)	(2,033,871)
Loss on derivative contracts	—	(12,844,803)	—	(12,844,803)
Gain on metal sales	—	959,453	—	959,453
Gain on marketable securities	—	—	6,427,915	6,427,915
Total other income/(expense)	—	(11,885,350)	4,720,653	(7,164,697)
INCOME/(LOSS) BEFORE INCOME TAXES	$(1,203,384)	$15,440,834	$1,634,964	$15,872,414

Six Months Ended June 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Claim rental	$(224,154)	$—	$—	$(224,154)
Exploration
Johnson Tract	(1,215,457)	—	—	(1,215,457)
Lucky Shot	(208,943)	—	—	(208,943)
General exploration	(74,072)	—	—	(74,072)
Total exploration	(1,498,472)	—	—	(1,498,472)
Depreciation	(49,896)	—	(4,963)	(54,859)
General and administrative	(188,504)	—	(5,373,613)	(5,562,117)
Total expenses	(1,961,026)	—	(5,378,576)	(7,339,602)

Income from equity investment in Peak Gold, LLC	—	49,646,218	—	49,646,218
Total income/(loss) from operations	(1,961,026)	49,646,218	(5,378,576)	42,306,616

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	558,549	558,549
Interest expense	—	—	(4,781,584)	(4,781,584)
Loss on derivative contracts	—	(53,320,459)	—	(53,320,459)
Gain on metal sales	—	2,130,273	—	2,130,273
Gain on marketable securities	—	—	6,654,375	6,654,375
Total other income/(expense)	—	(51,190,186)	2,431,340	(48,758,846)
LOSS BEFORE INCOME TAXES	$(1,961,026)	$(1,543,968)	$(2,947,236)	$(6,452,230)

As of December 31, 2025
Total Assets	53,156,804	47,397,378	71,397,045	171,951,227
Total Liabilities	(1,910,751)	(103,657,337)	(41,284,850)	(146,852,938)
Net Assets/(Deficit)	$51,246,053	$(56,259,959)	$30,112,195	$25,098,289

19. Related Party Transactions

The Company has identified its relationship with Peak Gold JV as a related party. During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not make contributions to the Peak Gold JV but did receive distributions from it. See Note 5 - Investment in the Peak Gold JV. Additionally, the Company purchased gold from Peak Gold JV. See Note 14 - Derivatives and Hedging Activities. As of June 30, 2026, the Company owes Peak Gold JV $4.7 million related to these purchases. These amounts are non-interest bearing with standard payment terms. For further details on transactions with Peak Gold JV, refer to Notes 1 - Organization and Business, 3 - Liquidity, 11 - Commitments and Contingencies, 14 - Derivatives and Hedging Activities, and 18 - Segments.

The Company holds an investment in marketable securities, consisting of approximately 5% of the outstanding shares of Onyx. The Company and Onyx share one director. As of June 30, 2026, a total of 3,250,000 shares are freely tradable with a remaining 750,000 subject to escrow restrictions and are scheduled to be released in July 2026. In addition, the Company entered into lock-up agreements with Onyx, whereby the Company requires Onyx's approval if they wish to sell prior to the expiry date of July 2026. As of the date of this report, the restrictions have been lifted. For further details, refer to Note 15 - Fair Value Measurement. The Company uses the specific identification method when calculating realized gains or losses. The Company recorded realized gains of $nil for the three and six months ended June 30, 2026 and 2025, respectively. These gains are included in the Gain / (Loss) on Marketable Securities line item in the unaudited condensed consolidated statements of operations.

20. Subsequent Events

The LSA Purchase Agreement (see Note 11 – Commitments and Contingencies) closed on July 1, 2026 (the "Closing Date"). On the Closing Date, the Company paid the $4,064,750 cash consideration and entered into a $10 million secured promissory note. The promissory note bears interest at 5% per annum, compounded monthly and payable annually. Principal repayments of $2,000,000 are due on each of the second and third anniversaries of the Closing Date, with the remaining principal balance due on the fourth anniversary of the Closing Date. The promissory note is secured by real property, mining claims, and other assets acquired.

On July 1, 2026, the Company amended its Credit Agreement pursuant to which the delivery of a total 15,000 hedge contracts maturing between March and June 2027 were eliminated in exchange for (i) an increase of $33,732,426 on the Company's secured credit facility and (ii) the purchase of 15,000 put option contracts with a strike price of $3,100 per ounce and maturities in March and June 2027. As a result of the amendment, the aggregate principal amount outstanding under the secured credit facility increased to $46.3 million.

Principal repayments of the secured credit facility are amended as follows:

•
September 30, 2026: $1.0 million;
•
December 31, 2026: $1.0 million;
•
March 31, 2027: $15.5 million; and
•
June 30, 2027: $28.8 million.

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
•
Ability to consummate and realize the anticipated benefits of strategic transactions, including the Dolly Varden merger;
•
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

2026 Highlights and Recent Developments

Dolly Varden Merger

On December 7, 2025, Contango and Dolly Varden entered into the Arrangement Agreement, which was subsequently amended on February 11, 2026. Pursuant to the Arrangement Agreement, Contango agreed to acquire all of the issued and outstanding common shares of Dolly Varden in exchange for Contango common shares at an Exchange Ratio of 0.1652 Contango shares for each Dolly Varden share.

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

Manh Choh Project

In July 2024, the Peak Gold JV commenced processing ore at the Fort Knox facility and on July 8, 2024, the Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. In 2024, the Company received $40.5 million in cash distributions from the Peak Gold JV relating to production at Manh Choh, followed by $102.0 million received during 2025. During the first and second quarters of 2026, the Company received $9.0 million in cash distributions from the Peak Gold JV, for each quarter, respectively, resulting in $18.0 million in total cash distributions relating to production at Manh Choh during 2026.

During the first quarter of 2026, the Peak Gold JV (on a 100% basis) processed 187,479 tons of ore with an average grade of 0.125 ounces (“oz”) per ton, containing approximately 23,435 oz of gold. Gold recovery averaged 88.5%, resulting in approximately 20,600 oz of recovered gold, of which Contango’s 30% share amounted to 6,187 oz of gold. During the first quarter of 2026, a total of 8,012 oz of gold and 15,042 oz of silver were delivered to Contango and sold.

During the second quarter of 2026, the Peak Gold JV (on a 100% basis) processed 253,494 tons of ore with an average grade of 0.145 ounces (“oz”) per ton, containing approximately 36,760 oz of gold. Gold recovery averaged 80.4%, resulting in approximately 29,500 oz of recovered gold, of which Contango’s 30% share amounted to 8,866 oz of gold. During the second quarter of 2026, a total of 8,627 oz of gold and 10,319 oz of silver were delivered to Contango and sold.

Johnson Tract Project

During the second quarter of 2026, activities at the Johnson Tract Project focused on planning, resourcing, permitting coordination, and logistical preparations in support of the Company’s planned 2026 field program. On December 1, 2025, the Johnson Tract Critical Metals Project was posted to the Federal Permitting Dashboard as a covered project under Title 41 of the Fixing America’s Surface Transportation Act, commonly referred to as FAST-41. The Federal Permitting Improvement Steering Council announced the project’s FAST-41 coverage on December 2, 2025. The U.S. Army Corps of Engineers ("Corps") is identified as the lead federal permitting agency for the project.

During the second quarter of 2026, the Company advanced planning activities for the proposed 2026 field season, including solicitation and review of bids for road construction and helicopter support associated with planned access improvements between the Johnson Tract camp and the proposed portal site. These activities are intended to support the Company’s operational timeline and continued advancement of the project through the permitting and development planning process.

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

In June 2026, the Company compiled final assay results from the initial phase of the drilling program. The final assay results include several significant gold intercepts from the Lucky Shot vein system, highlighted by 0.17 meters grading 972.10 grams per tonne (“g/t”) gold (“Au”) in drill hole LSU26091. The intercept encountered the L1d Vein and included visible gold observed during core logging. Underground exploration development work has re-commenced at Lucky Shot, with our contract miner, GMS Mine Repair & Maintenance, Inc. (“GMS”) mobilized to site and currently advancing exploration access and future underground drill platforms.

The Lucky Shot surface drill program commenced on June 22, 2026 with the mobilization of two helicopter-supported drill rigs to site. A total of 29 holes across five drilling platforms, totaling approximately 6,800 meters are planned. The program is designed to infill areas of known mineralization within the Coleman portion of the resource, while also executing step-out drilling to test the structural continuity between the Coleman and Lucky Shot vein systems.

Kitsault Valley Project

A new mineral resource estimate ("MRE") is expected in the third quarter of 2026. A 40,000 meter surface drilling program started in June, with over 14,000 meters completed through June 30, 2026. The planned $25 million campaign aims to infill known mineral resources at Homestake, Wolf, Dolly Varden, North Star and Torbrit, while testing high-priority exploration targets across the Company’s wider holdings in the southern corner of the Golden Triangle. Following the 2026 drill program, the Company is planning the formulation of a preliminary development plan in the form of an Initial Assessment ("IA") for the Kitsault Valley assets, planned for the second quarter of 2027.

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

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of June 30, 2026, the Company’s directors and executives beneficially own approximately 5.6% of the Company’s common stock.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Claim Rental Expense. Claim rental expense primarily consists of State of Alaska and Kitsault rental payments and costs incurred to record annual labor documents. For the three months ended June 30, 2026 and 2025, claim rental expense was $0.1 million for each period.

Exploration Expense. Exploration expense for the three months ended June 30, 2026 was $12.3 million compared to $1.0 million for the three months ended June 30, 2025. Current period exploration expense primarily relates to the advances on the 15,000 meter underground and surface drilling program on the Lucky Shot Property, 40,000 meter drilling program on the Kitsault Valley Project and permitting activities and road costs on the Johnson Tract Property. The prior period exploration expense related to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2026 and 2025 was $5.3 million and $3.1 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, marketing and investor relations, payroll and stock-based compensation expense. The increase is mainly driven by the increased level of operations as a result of the merger.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the three months ended June 30, 2026 was $9.3 million compared to income of $27.3 million for the same period in 2025, mainly driven by a reduction in the revenue generated by the Peak Gold JV, resulting from a reduction in ounces sold during 2026 compared to 2025. During the second quarter of 2026, production at Manh Choh focused on mining and processing lower grade ore and processing less tons from the North Pit as Manh Choh transitions to the higher-grade portions of the South Pit.

Interest Expense. For the three months ended June 30, 2026, interest expense was $0.9 million and primarily related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest on the Company’s cumulative net draw-down of $12.6 million on the secured credit facility. Prior year interest expense of $2.0 million primarily related to the Debenture and interest on the Company's cumulative net draw-down of $30.1 million on the secured credit facility (see Note 13 - Debt).

Gain on Metal Sales. For the three months ended June 30, 2026 and 2025, the gain on metal sales was $0.6 million and $1.0 million, respectively. These gains primarily related to (i) excess ounces purchased from the Peak Gold JV that were not delivered into the hedges and were instead sold to the derivative counterparties, and (ii) hedged volumes sold at spot prices with an obligation to repurchase the ounces at fixed prices prior to delivery into the hedges. During the three months ended June 30, 2026, the Company sold 8,627 ounces at an average spot price of $4,328 compared to 17,522 ounces sold at an average spot price of $3,469 during the three months ended June 30, 2025.

Gain/(Loss) on Derivative Contracts. Gain/(loss) on derivative contracts for the three months ended June 30, 2026 consisted of an unrealized gain of $10.3 million and a realized gain of $0.1 million. This compares to an unrealized loss of $2.1 million and a realized loss of $10.7 million for the three months ended June 30, 2025. The period over period variance primarily reflects changes in the fair value of derivative contracts driven by increases in spot gold prices and corresponding changes in the forward curves used to value the contracts, and the completion of deliveries under the derivative arrangements.

During the three months ended June 30, 2026, the Company delivered 7,000 gold ounces into the derivative contracts including the carry trade with maturity dates of December 31, 2026. During the three months ended June 30, 2025, the Company delivered 11,939 gold ounces into the derivative contracts (see Note 14 - Derivative and Hedging Activities).

Gain/(Loss) on Marketable Securities. For the three months ended June 30, 2026, unrealized gain on marketable securities totaled $0.5 million and was primarily due to changes in the fair value of the Company's investment in Onyx, compared to an unrealized gain of $6.4 million for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Claim Rental Expense. Claim rental expense primarily consists of State of Alaska and Kitsault rental payments and costs incurred to record annual labor documents. For the six months ended June 30, 2026 and 2025, claim rental expense was $0.3 million and $0.2 million, respectively.

Exploration Expense. Exploration expense for the six months ended June 30, 2026 was $16.1 million compared to $1.5 million for the six months ended June 30, 2025. Current period exploration expense primarily relates to the advances on the 15,000 meter underground and surface drilling program on the Lucky Shot Property, 40,000 meter drilling program on the Kitsault Valley Project and permitting activities and road costs on the Johnson Tract Property. The prior period exploration expense related to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2026 and 2025 was $9.1 million and $5.6 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, marketing and investor relations, payroll and stock-based compensation expense. The increase is mainly driven by the increased level of operations as a result of the merger with Dolly Varden.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the six months ended June 30, 2026 was $22.0 million compared to income of $49.6 million for the same period in 2025, mainly driven by a reduction in the revenue generated by the Peak Gold JV, resulting from a reduction in ounces sold during 2026 compared to 2025. During the first half of 2026, production at Manh Choh focused on mining and processing lower grade ore and processing less tons from the North Pit as Manh Choh transitions to the higher-grade portions of the South Pit.

Interest Expense. For the six months ended June 30, 2026, interest expense was $1.9 million and primarily related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest on the Company’s cumulative net draw-down of $12.6 million on the secured credit facility. Prior year interest expense of $4.8 million primarily related to the Debenture and interest on the Company's cumulative net draw-down of $30.1 million on the secured credit facility (see Note 13 - Debt).

Gain on Metal Sales. For the six months ended June 30, 2026 and 2025, the gain on metal sales was $1.3 million and $2.1 million, respectively. These gains primarily related to (i) excess ounces purchased from the Peak Gold JV that were not delivered into the hedges and were instead sold to the derivative counterparties, and (ii) hedged volumes sold at spot prices with an obligation to repurchase the ounces at fixed prices prior to delivery into the hedges. During the six months ended June 30, 2026, the Company sold 16,641 ounces at an average spot price of $4,621 compared to 34,905 ounces sold at an average spot price of $3,133 during the six months ended June 30, 2025.

Gain/(Loss) on Derivative Contracts. The $8.7 million loss on derivative contracts for the six months ended June 30, 2026 consisted of an unrealized gain of $42.2 million and a realized loss of $50.9 million. This compares to a $53.3 million loss on derivative contracts consisting of an unrealized loss of $42.6 million and a realized loss of $10.7 million for the six months ended June 30, 2025. The period over period variance primarily reflects changes in the fair value of derivative contracts driven by increases in spot gold prices and corresponding changes in the forward curves used to value the contracts, the completion of deliveries under the derivative arrangements, and the settlement of 15,446 oz of gold hedges and the purchase of puts covering 15,446 oz during the period.

During the six months ended June 30, 2026, the Company delivered 12,554 gold ounces into the derivative contracts including the carry trade with maturity dates of March 31, 2026, September 30, 2026 and December 31, 2026. During the six months ended June 30, 2025, the Company delivered 11,939 gold ounces into the derivative contracts (see Note 14 - Derivative and Hedging Activities).

Gain/(Loss) on Marketable Securities. For the six months ended June 30, 2026, unrealized loss on marketable securities totaled $0.2 million and was primarily due to changes in the fair value of the Company's investment in Onyx, compared to an unrealized gain of $6.7 million for the six months ended June 30, 2025.

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP)

The table below presents reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost on a By-product Basis, per ounce sold and (ii) All-in Sustaining Costs ("AISC") on a By-product Basis, per ounce sold for the Peak Gold JV operations (Manh Choh) for the three and six months ended June 30, 2026 and 2025.

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

During the six months ended June 30, 2026, production at Manh Choh focused on mining and processing lower grade ore and processing less tons from the North Pit, as the Peak Gold JV transitions to the higher-grade portions of the South Pit, with increased ore tons processed and ore grade processed for the remainder of the year. The Peak Gold JV remains on track to meet our guidance of 40,000 to 45,000 ounces of gold production, with cash costs between $1,900 to $2,000 per ounce of gold sold and AISC of $2,200 to $2,300 per ounce of gold sold.

Cash Costs on a By-product Basis, per Ounce sold and AISC on a By-product Basis, per Ounce sold are calculated by adjusting production cost of sales, as reported on the interim condensed consolidated statements of operations, as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Cash Cost on a By-Product Basis:
Total cost of sales	$91,943,678	$100,822,605	$181,751,195	$192,402,450
Less: silver revenue	(2,496,987)	(1,731,460)	(6,691,617)	(3,085,311)
Depreciation, depletion and amortization	(13,505,173)	(15,231,110)	(27,224,615)	(28,188,232)
Total	$75,941,518	$83,860,035	$147,834,963	$161,128,907
Sustaining capital
Sustaining capital - PPE	$4,314,332	$4,415,472	$4,875,476	$4,640,134
Exploration costs	363,966	1,690,872	352,929	2,197,283
Reclamation and other costs	732,900	518,085	1,495,088	1,036,170
JV Partner operator management fee	1,389,963	1,202,647	2,391,119	2,273,281
AISC on a By-Product basis	$82,742,679	$91,687,111	$156,949,575	$171,275,775

Divided by ounces sold	28,759	59,214	55,468	117,156
Cash Cost on a By-product Basis, per Ounce Sold	$2,641	$1,416	$2,665	$1,375
AISC on a By-product Basis, per Ounce Sold	$2,877	$1,548	$2,830	$1,462

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $89.0 million of cash and cash equivalents.

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

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. During the first and second quarter of 2026, the Company received cash distributions totaling $9.0 million and $9.0 million, respectively. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $46.3 million on the Facility (see update at Note 20 - Subsequent Events), for the next twelve months from the date of this report.

On February 12, 2026, the Company sold shares of common stock and pre-funded warrants and received gross proceeds of $50 million. The Company used the net proceeds of approximately $47.0 million to settle gold hedge contracts and purchase put options. Any remaining proceeds will be used for general corporate purposes, including working capital.

Beyond the next twelve months, the Company’s material cash requirements include (i) the repayment at maturity of the $20.0 million unsecured convertible debenture held by Queen’s Road Capital Investment, Ltd., which matures on May 26, 2028 (see Note 13 - Debt), and (ii) principal repayments totaling $10.0 million under the secured promissory note entered into in connection with the Lucky Shot Property acquisition, with $2.0 million due on each of the second and third anniversaries of the July 1, 2026 closing date and the remaining principal balance due on the fourth anniversary (see Note 20 - Subsequent Events). The Company expects to fund these longer-term obligations through a combination of anticipated cash distributions from the Peak Gold JV, proceeds from metal sales, potential future equity issuances (including amounts available under its ATM program), and available cash on hand. The Company may also consider refinancing alternatives or other capital markets transactions as they become available on commercially acceptable terms.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 10, 2024, the Corps issued to Johnson Tract Mining Inc. (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. The plaintiffs seek to vacate the section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. The Alaska District Court has not issued any rulings or relief and the permit in question is still active and in good standing. We believe unfavorable outcome to us is not probable.

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

Except for the citation described above, during the six months ended June 30, 2026, and for all periods thereafter through the filing date of this Form 10-Q, the Company and its properties were not subject to any of the matters requiring disclosure under Section 1503(a) of the Dodd-Frank Act or Item 104 of Regulation S-K, including: (i) notices of violations of mandatory health or safety standards issued under Section 104 of the Mine Act; (ii) orders issued under Sections 104(b) or 107(a) of the Mine Act; (iii) citations or orders for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act; (iv) flagrant violations under Section 110(b)(2) of the Mine Act; (v) imminent danger orders issued under Section 107(a) of the Mine Act; (vi) proposed assessments from MSHA; (vii) legal actions pending before the Federal Mine Safety and Health Review Commission; (viii) legal actions instituted by MSHA; or (ix) mining-related fatalities.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 5. Other Information

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference (File No. 001-35770, unless otherwise indicated).

			Incorporated by Reference
Exhibit Number	Description	Filed Herewithin	Form	File No.	Ex.	Filing Date

2.1	Arrangement Agreement, dated as of May 1, 2024, by and among the Company, Contango Mining Canada Inc., and HighGold Mining Inc.		8-K	001-35770	10.1	05/06/2024
2.2	Amending Agreement, effective February 11, 2026, by and among Contango ORE, Inc., 1566004 B.C. Ltd. and Dolly Varden Silver Corporation.		8-K	001-35770	2.1	03/27/2026
3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	03/27/2026
3.4	Certificate of Designation of Series A Special Voting Preferred Stock.		8-K	001-35770	3.2	03/27/2026
3.5	Bylaws of Contango ORE, Inc.		10/A2	000-54136	3.2	11/26/2010
3.6	Amendment No. 1 to the Bylaws of Contango ORE, Inc.		8-K	001-35770	3.1	10/21/2021
4.1	Form of Certificate of Contango ORE, Inc. common stock.		10-Q	001-35770	4.1	11/14/2013
4.2	Form of Convertible Debenture.		8-K	001-35770	4.1	04/09/2022
4.3	Form of Pre-Funded Warrants.		8-K	001-35770	4.1	09/26/2025
4.4	Form of Pre-Funded Warrants.		8-K	001-35770	4.1	02/12/2026
4.5	Exchangeable Share Support Agreement.		8-K	001-35770	4.1	03/27/2026
4.6	Voting And Exchange Trust Agreement.		8-K	001-35770	4.2	03/27/2026
10.1†	Employment Agreement, dated April 3, 2026.		8-K/A	001-35770	10.1	04/08/2026
10.3	First Amendment to Membership Interest Purchase and Sale Agreement, dated June 26, 2026.		8-K	001-35770	10.1	06/29/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
95.1	Mine Safety Disclosures.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO SILVER & GOLD, INC.

Date: August 13, 2026	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)