Form 10-Q
period 2026-09-30
Contango Silver & Gold Inc.
filed 2026-11-13
CIK 1502377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35770

CONTANGO SILVER & GOLD INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3431051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 2nd Avenue, Suite 401
Fairbanks, Alaska	99701
(Address of principal executive offices)	(Zip code)

(907) 388-7770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	CTGO	NYSE American LLC

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

The total number of shares of common stock, par value $0.01 per share, outstanding as of November 13, 2026 was 33,790,119.

The total number of exchangeable shares outstanding as of November 13, 2026 was 33,007. (See Note 8 - Stockholders’ Equity and Note 16 - Acquisitions for discussion.)

CONTANGO SILVER & GOLD INC.

All references in this Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Silver & Gold Inc.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1 - Financial Statements

	September 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,643,971	$64,837,617
Restricted cash	149,420	106,365
Derivative contract asset	311,752	—
Prepaid expenses and other	3,550,887	3,290,962
Income taxes receivable	106,244	106,244
Total current assets	60,762,274	68,341,188

LONG-TERM ASSETS:
Investment in Peak Gold, LLC	58,039,717	47,108,733
Mineral property & equipment, net	369,234,780	52,065,293
Marketable securities	4,764,069	4,436,013
Total long-term assets	432,038,566	103,610,039

TOTAL ASSETS	$492,800,840	$171,951,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,194,303	$1,014,233
Accrued liabilities	3,031,716	4,336,813
Liability on flow-through share issuances	197,873	—
Royalty reimbursement advance	—	488,045
Derivative contract liability	16,996,180	66,465,622
Debt, current portion	45,311,975	4,000,000
Total current liabilities	90,732,047	76,304,713

NON-CURRENT LIABILITIES:
Asset retirement obligations	137,042	123,444
Contingent consideration liability	—	2,757,952
Derivative contract liability	—	37,191,718
Debt non-current portion, net	29,805,191	29,857,758
Deferred tax liability	55,556,989	617,353
Total non-current liabilities	85,499,222	70,548,225

TOTAL LIABILITIES	176,231,269	146,852,938

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, 15,000,000 shares authorized	—	—
Series A, special voting preferred stock, $0.01 par value, one share authorized, issued and outstanding as of September 30, 2026	—	—
Common Stock, $0.01 par value, 250,000,000 shares authorized; 33,790,119 shares issued and outstanding as of September 30, 2026; 14,968,929 shares issued and 14,966,449 shares outstanding as of December 31, 2025	337,898	149,687
Exchangeable Shares, no par value, unlimited shares authorized; 55,988 shares issued and outstanding as of September 30, 2026; no shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	563,840,590	238,155,692
Treasury stock at cost (nil at September 30, 2026; and 2,480 shares at December 31, 2025)	—	(48,308)
Accumulated other comprehensive loss	(1,973,221)	—
Accumulated deficit	(245,635,696)	(213,158,782)
TOTAL STOCKHOLDERS’ EQUITY	316,569,571	25,098,289

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,800,840	$171,951,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
EXPENSES:
Exploration	$(26,912,648)	$(2,053,109)	$(43,281,953)	$(3,775,735)
Depreciation	(121,394)	(27,524)	(200,908)	(82,383)
Accretion	(4,532)	—	(172,293)	—
General and administrative	(3,995,725)	(2,488,400)	(13,121,462)	(8,050,516)
Total expenses	(31,034,299)	(4,569,033)	(56,776,616)	(11,908,634)

Income from equity investment in Peak Gold, LLC	6,883,366	29,533,425	28,930,984	79,179,643
Total (loss)/income from operations	(24,150,933)	24,964,392	(27,845,632)	67,271,009

OTHER INCOME/(EXPENSE):
Interest and other income	625,436	378,249	2,398,488	936,798
Interest and finance expense	(1,619,132)	(1,724,131)	(3,475,144)	(6,505,716)
Loss on derivative contracts	(2,028,760)	(30,335,871)	(10,746,157)	(83,656,330)
Gain/(loss) on metal sales	(137,169)	2,201,866	1,140,370	4,332,139
Gain/(loss) on marketable securities	520,326	(950,655)	328,056	5,703,720
Total other income/(expense)	(2,639,299)	(30,430,542)	(10,354,387)	(79,189,389)

Loss before income taxes	(26,790,232)	(5,466,150)	(38,200,019)	(11,918,380)

Income tax benefit/(expense)	3,831,921	73,202	5,723,105	(98,028)

NET LOSS	$(22,958,311)	$(5,392,948)	$(32,476,914)	$(12,016,408)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation adjustment	256,317	—	(1,973,221)	—

NET COMPREHENSIVE LOSS	$(22,701,994)	$(5,392,948)	$(34,450,135)	$(12,016,408)

LOSS PER SHARE
Basic	$(0.66)	$(0.44)	$(1.17)	$(0.99)
Diluted	$(0.66)	$(0.44)	$(1.17)	$(0.99)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,593,581	12,378,494	27,854,343	12,177,651
Diluted	34,593,581	12,378,494	27,854,343	12,177,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,476,914)	$(12,016,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,419,571	2,117,259
Depreciation expense	200,908	101,139
Accretion expense	172,293	—
Non-cash portion for lease expense	255,289	36,540
Equity earnings from investment in Peak Gold, LLC	(28,930,984)	(79,179,643)
Cash distribution from Peak Gold, LLC	18,000,000	87,000,000
Amortization of flow through liability	(4,791,707)	—
Loss from derivative contracts	10,746,157	83,656,330
Cash paid to settle derivative contracts	(97,719,069)	(26,673,265)
Unrealized gain from marketable securities	(328,056)	(5,703,720)
Interest expense paid in stock	299,973	299,973
Amortization of debt discount and debt issuance fees	526,982	2,128,087
Drawdown of silver royalty	(488,045)	(427,079)
Deferred tax (benefit)/expense	(1,118,816)	98,028
Changes in operating assets and liabilities, net of acquisition:
Decrease in prepaid expenses and other	1,888,391	261,898
Increase in accounts payable and accrued liabilities	21,205,095	7,951,863
Decrease in income taxes receivable	—	550,000
Net cash (used in)/provided by operating activities	(109,138,932)	60,201,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs paid as part of the Dolly Varden acquisition	(7,171,739)	—
Cash acquired as part of the Dolly Varden acquisition	36,022,607	—
Cash consideration paid for Avidian Alaska Acquisition	—	(350,000)
Acquisition of property and equipment	(21,446,660)	(11,997)
Net cash provided by/(used in) investing activities	7,404,208	(361,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from the exercise of pre-funded warrants	8,500	—
Cash proceeds from the exercise of options	1,799,072	—
Cash proceeds from debt	33,732,427	—
Principal repayments on debt	(3,000,000)	(29,000,000)
Cash proceeds from common stock and warrant issuance, net	61,599,193	56,587,399
Shares repurchased for tax withholdings on share-based awards	—	(659,279)
Net cash provided by financing activities	94,139,192	26,928,120

Effect of exchange rate changes on cash and cash equivalents	(555,059)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(8,150,591)	86,767,125
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	64,943,982	20,315,522
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$56,793,391	$107,082,647

Supplemental disclosure of cash flow information
Cash paid for:
Interest expense	$2,762,296	$3,817,877
Non-cash investing and financing activities
Common stock issuance for acquisition	$229,997,981	$207,946
Exchangeable shares issuance for acquisition	26,658,954	—
Replacement options issuance for acquisition	2,138,173	—
Promissory note entered for acquisition	(10,000,000)	—
Right of use asset additions	(1,298,276)	—
Total non-cash investing and financing activities	$247,496,831	$207,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTANGO SILVER & GOLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at June 30, 2026	32,345,319	$323,450	1,156,753	$—	$556,096,145	$—	$(2,229,538)	$(222,677,385)	$331,512,672
Stock-based compensation	—	—	—	—	1,085,194	—	—	—	1,085,194
Common stock issuance	304,435	3,044	—	—	6,105,747	—	—	—	6,108,791
Cost of common stock issuance	—	—	—	—	(63,865)	—	—	—	(63,865)
Retraction of exchangeable shares	1,100,765	11,008	(1,100,765)	—	(11,008)	—	—	—	—
Exercise of options	34,239	342	—	—	528,448	—	—	—	528,790
Shares issued for convertible debt interest payment	5,361	54	—	—	99,929	—	—	—	99,983
Net loss for the period	—	—	—	—	—	—	—	(22,958,311)	(22,958,311)
Other comprehensive income for the period	—	—	—	—	—	—	256,317	—	256,317
Balance at September 30, 2026	33,790,119	$337,898	55,988	$—	$563,840,590	$—	$(1,973,221)	$(245,635,696)	$316,569,571

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance at June 30, 2025	12,635,843	$126,357	—	$—	$181,226,172	$(48,308)	$—	$(183,695,597)	$(2,391,376)
Stock-based compensation	—	—	—	—	825,554	—	—	—	825,554
Common stock issuance	2,310,344	23,103	—	—	57,618,342	—	—	—	57,641,445
Cost of common stock issuance	—	—	—	—	(3,181,075)	—	—	—	(3,181,075)
Common stock issuance for acquisitions	11,216	112	—	—	207,833	—	—	—	207,945
Shares issued for convertible debt interest payment	5,007	50	—	—	99,940	—	—	—	99,990
Net loss for the period	—	—	—	—	—	—	—	(5,392,948)	(5,392,948)
Balance at September 30, 2025	14,962,410	$149,622	—	$—	$236,796,766	$(48,308)	$—	$(189,088,545)	$47,809,535

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2025	14,968,929	$149,687	—	$—	$238,155,692	$(48,308)	$—	$(213,158,782)	$25,098,289
Stock-based compensation	—	—	—	—	3,419,571	—	—	—	3,419,571
Restricted shares activity	162,310	1,623	—	—	(1,623)	—	—	—	—
Common stock issuance	2,335,790	23,357	—	—	64,893,834	—	—	—	64,917,191
Cost of common stock issuance	—	—	—	—	(3,317,998)	—	—	—	(3,317,998)
Common stock issuance for acquisition	13,786,278	137,863	—	—	229,860,118	—	—	—	229,997,981
Exchangeable shares issuance for acquisition	—	—	1,597,301	—	26,658,954	—	—	—	26,658,954
Replacement options issuance for acquisition	—	—	—	—	2,138,173	—	—	—	2,138,173
Retraction of exchangeable shares	1,541,313	15,413	(1,541,313)	—	(15,413)	—	—	—	—
Exercise of options	131,432	1,314	—	—	1,797,758	—	—	—	1,799,072
Exercise of pre-funded warrants	850,000	8,500	—	—	—	—	—	—	8,500
Cancellation of treasury shares	(2,480)	(25)	—	—	(48,283)	48,308	—	—	—
Shares issued for convertible debt interest payment	16,547	166	—	—	299,807	—	—	—	299,973
Net loss for the period	—	—	—	—	—	—	—	(32,476,914)	(32,476,914)
Other comprehensive loss for the period	—	—	—	—	—	—	(1,973,221)	—	(1,973,221)
Balance at September 30, 2026	33,790,119	$337,898	55,988	$—	$563,840,590	$—	$(1,973,221)	$(245,635,696)	$316,569,571

							Accumulated
					Additional		Other		Total
	Common Stock		Exchangeable Shares		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity/(Deficit)
Balance at December 31, 2024	12,230,959	$122,308	—	$—	$178,270,782	$(48,308)	$—	$(177,072,137)	$1,272,645
Stock-based compensation	—	—	—	—	2,117,259	—	—	—	2,117,259
Restricted shares activity	302,600	3,026	—	—	(3,026)	—	—	—	—
Common stock issuance	2,455,898	24,559	—	—	59,804,062	—	—	—	59,828,621
Cost of common stock issuance	—	—	—	—	(3,241,222)	—	—	—	(3,241,222)
Common stock issuance for acquisitions	11,216	112	—	—	207,834	—	—	—	207,946
Shares repurchased for tax withholdings on share-based awards	(60,763)	(608)	—	—	(658,671)	—	—	—	(659,279)
Shares issued for convertible debt interest payment	22,500	225	—	—	299,748	—	—	—	299,973
Net loss for the period	—	—	—	—	—	—	—	(12,016,408)	(12,016,408)
Balance at September 30, 2025	14,962,410	$149,622	—	$—	$236,796,766	$(48,308)	$—	$(189,088,545)	$47,809,535

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
•
its wholly-owned subsidiary, Dolly Varden Silver Corporation (“Dolly Varden”), which holds the core Kitsault Valley Project which covers approximately 163 square kilometers and includes the Dolly Varden and Homestake Ridge properties. Including six additional regional exploration properties, the broader portfolio comprises approximately 100,000 hectares of mineral tenures;
•
its wholly-owned subsidiary Contango Mining Canada Inc. (British Columbia), which holds 100% equity in HighGold Mining Inc., which in turn owns J T Mining, Inc., leasing approximately 21,000 acres (“Johnson Tract” or the “Johnson Tract Project”) from Cook Inlet Region, Inc. (“CIRI”), 125 miles southwest of Anchorage, Alaska (See Note 11 - Commitments and Contingencies);
•
its wholly-owned subsidiary Contango Lucky Shot Alaska, LLC (“LSA”), controlling approximately 8,654 acres of real property, patented mining claims, and State of Alaska mining claims, including: (i) 100% ownership of 723 acres of patented mining claims with surface and subsurface rights, (ii) 100% ownership of 66 acres of surface estate, and (iii) 100% control of approximately 7,865 acres of State of Alaska mining claims;
•
its wholly-owned subsidiary Contango Minerals Alaska, LLC, controlling approximately 145,330 acres of State of Alaska mining claims, including: (i) approximately 69,780 acres northwest of Peak Gold JV (“Eagle/Hona Property”), (ii) approximately 14,850 acres northeast of Peak Gold JV (“Triple Z Property”), (iii) approximately 52,700 acres in the Richardson district (“Shamrock Property”), and (iv) approximately 8,000 acres near Lucky Shot (“Willow Property”) (collectively, the “Minerals Property”); and
•
its wholly-owned subsidiary Avidian Gold Alaska Inc., controlling approximately 15,260 acres of State of Alaska mining claims and leases, including: (i) approximately 1,030 acres near Fort Knox Gold Mine (“Amanita NE Property”), (ii) approximately 10,850 acres in Valdez Creek Mining District (“Golden Zone Property”), and (iii) leasing approximately 3,380 acres near Fort Knox (“Amanita Property”) (collectively, the “Avidian Properties”).

CORE Alaska LLC (“CORE Alaska”), a wholly-owned subsidiary of the Company has a 30% membership interest in Peak Gold, LLC (the “Peak Gold JV”). KG Mining (Alaska), Inc. (“KG Mining”), an indirect wholly-owned subsidiary of Kinross Gold Corporation (“Kinross”), a large gold producer with a diverse global portfolio and extensive operating experience in Alaska, holds the remaining 70% membership interest in the Peak Gold JV. KG Mining serves as the manager of the Peak Gold JV, which operates the Manh Choh Project.

The Johnson Tract Project, Kitsault Valley Project, Lucky Shot Property, Contango Minerals Properties and Avidian Properties are collectively referred to in these Notes to the Unaudited Condensed Consolidated Financial Statements as the “Contango Properties”.

The Company’s Manh Choh Project is in the production stage, while all other projects are in the exploration stage.

Refer to Note 16 for description of the acquisition of Dolly Varden.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Liquidity

The Company’s cash requirements primarily relate to exploration activities at the Contango Properties, repayment of debt and related interest, and general and administrative expenses. As of September 30, 2026, the Company had a cash and cash equivalent balance of $56.6 million and working capital deficit, which is calculated as current assets minus current liabilities, of $30.0 million.

During the nine months ended September 30, 2026, the Company decreased its cash balance primarily through cash used in operating and investing activities, partially offset by financing activities, the acquisition of Dolly Varden and distributions from the Peak Gold JV. Key sources of liquidity during the period included net proceeds of $47.0 million from an underwritten public offering, $14.6 million from sales under the Company’s at‑the‑market equity program (see Note 8 - Stockholders’ Equity), $36.0 million from cash acquired as part of the Dolly Varden acquisition (see Note 16 - Acquisition), $33.7 million from proceeds from debt, and $18.0 million of cash distributions from the Peak Gold JV related to production at the Manh Choh Project.

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

4. Summary of Significant Accounting Policies

Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report") for a summary of the Company's significant accounting policies. There have been no changes to the Company's significant accounting policies since the Annual Report, except for the following:

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

Recently issued accounting pronouncements not yet effective

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has not early adopted this standard and is currently assessing the potential impacts of the standard.

5. Investment in the Peak Gold JV

The following table is a roll-forward of the Company’s investment in the Peak Gold JV as of September 30, 2026:

Investment
in Peak Gold, LLC
Investment balance at December 31, 2024	$60,523,622
Distributions received from Peak Gold, LLC	(24,000,000)
Income from equity investment in Peak Gold, LLC	22,320,034
Investment balance at March 31, 2025	$58,843,656
Distributions received from Peak Gold, LLC	(30,000,000)
Income from equity investment in Peak Gold, LLC	27,326,184
Investment balance at June 30, 2025	$56,169,840
Distributions received from Peak Gold, LLC	(33,000,000)
Income from equity investment in Peak Gold, LLC	29,533,425
Investment balance at September 30, 2025	$52,703,265
Distributions received from Peak Gold, LLC	(15,000,000)
Income from equity investment in Peak Gold, LLC	9,405,468
Investment balance at December 31, 2025	$47,108,733
Distributions received from Peak Gold, LLC	(9,000,000)
Income from equity investment in Peak Gold, LLC	12,758,228
Investment balance at March 31, 2026	$50,866,961
Distributions received from Peak Gold, LLC	(9,000,000)
Income from equity investment in Peak Gold, LLC	9,289,390
Investment balance at June 30, 2026	$51,156,351
Income from equity investment in Peak Gold, LLC	6,883,366
Investment balance at September 30, 2026	$58,039,717

As of September 30, 2026 the Company has contributed approximately $106.2 million to and held a 30% membership interest in the Peak Gold JV and received distributions of $160.5 million. On October 7, 2026, the Company received a $6.0 million distribution from the Peak Gold JV.

During the nine months ended September 30, 2026, the Company received cash distributions of $18.0 million. The following table presents the condensed unaudited results of operations for the Peak Gold JV for the three and nine month periods ended September 30, 2026 and 2025 in accordance with US GAAP:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$105,612,282	$194,966,861	$364,580,103	$558,259,084
Cost of sales	(67,098,380)	(79,016,680)	(221,624,960)	(243,230,899)
Gross profit	38,513,902	115,950,181	142,955,143	315,028,185
Other expenses	(15,569,350)	(17,505,432)	(46,518,531)	(51,096,044)
Net Income	$22,944,552	$98,444,749	$96,436,612	$263,932,141

The Peak Gold JV income does not include any provisions related to income taxes as the Peak Gold JV is treated as a partnership for income tax purposes. As of September 30, 2026 and September 30, 2025, the Company's cumulative investment in the Peak Gold JV exceeded its cumulative losses, which allowed the Company to recognize its investment of $58.0 million and $52.7 million, respectively.

The difference between the carrying value of the Company's investment in the Peak Gold JV and its proportionate share of the Peak Gold JV's members' equity is primarily attributable to previously suspended equity-method losses that were recognized based on historical ownership percentages. As a result of changes in ownership interests over time, the carrying value differs from the Company's current proportionate share of the associate's members' equity by approximately $23.5 million.

6. Prepaid Expenses and Other Assets

The Company has prepaid expenses and other assets of $3,550,887 and $3,290,962 as of September 30, 2026 and December 31, 2025, respectively. Prepaid expenses primarily relate to prepaid insurance, surety bond deposits, and claim rentals.

7. Net Loss Per Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented below:

	Three Months Ended September 30,
	2026			2025
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(22,958,311)	34,593,581	$(0.66)	$(5,392,948)	12,378,494	$(0.44)

Diluted Net Loss per Share:
Net loss attributable to common stock	$(22,958,311)	34,593,581	$(0.66)	$(5,392,948)	12,378,494	$(0.44)

	Nine Months Ended September 30,
	2026			2025
		Weighted Average	Loss		Weighted Average	Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Net Loss per Share:
Net loss attributable to common stock	$(32,476,914)	27,854,343	$(1.17)	$(12,016,408)	12,177,651	$(0.99)

Diluted Net Loss per Share:
Net loss attributable to common stock	$(32,476,914)	27,854,343	$(1.17)	$(12,016,408)	12,177,651	$(0.99)

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

As of September 30, 2026 and 2025, options to purchase 356,361 and nil shares of common stock, respectively, of the Company were outstanding. As of September 30, 2026 and 2025, warrants to purchase 365,875 and 678,875 shares of common stock, respectively, of the Company were outstanding, excluding the pre-funded warrants discussed below. Unvested restricted shares of common stock totaled 305,285 and 452,730 as of September 30, 2026 and 2025, respectively. These options, warrants, and unvested restricted shares were excluded from the computation of diluted earnings per share for the periods when the Company generated a net loss due to being anti-dilutive.

8. Stockholders’ Equity

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.01 per share, and 15,000,000 shares of preferred stock. No shares of preferred stock have been issued. As of September 30, 2026, a total of 33,790,119 shares of common stock were outstanding, including 305,285 shares of unvested restricted stock. In addition, as of September 30, 2026, one share of Series A, special voting preferred stock was outstanding and a total of 55,988 exchangeable shares pursuant to the Arrangement

Agreement (see Note 16 for details) were outstanding. The remaining restricted stock outstanding will vest between January 2027 and April 2029.

ATM Program

The Company may, from time to time, offer and sell shares of common stock in an aggregate amount of up to $40,000,000 through its at-the-market offering program (the "ATM Program"). The Company pays the ATM Program agent a commission of 2.75% of the gross proceeds of the Shares sold through it under the ATM Program sales agreement. Pursuant to the ATM Program sales agreement, the Company sold 657,584 shares of common stock during the nine-month period ended September 30, 2026 and 480,898 shares during the nine-month period ended September 30, 2025 for net proceeds of approximately $14.6 million and $9.6 million, respectively. As of September 30, 2026, a total of $8.1 million of the Company's common stock remained available for sale under the ATM Program.

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

The issued pre-funded warrants were classified as a component of permanent equity in the Company’s Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net income/loss per share, basic and diluted, attributable to common stockholders as the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of September 30, 2026, all the pre-funded warrants have been exercised and none remained outstanding.

9. Mineral Property & Equipment

The table below sets forth the book value by type of fixed asset owned by the Company (excludes Peak Gold LLC assets) as well as the estimated useful life:

Asset Type	Estimated Useful Life	September 30, 2026	December 31, 2025
Mineral properties	Not Depleted
Dolly Varden		$286,087,528	$—
Johnson Tract		34,959,954	34,959,954
Lucky Shot		26,953,226	13,225,874
Other		2,172,981	2,172,981
Land	Not Depreciated	366,374	87,737
Buildings and improvements	20 - 39	6,535,909	1,455,546
Construction in progress	Not Depreciated	10,352,660	—
Machinery and equipment	3 - 10	1,287,787	544,064
Vehicles	5	204,032	184,032
Computer and office equipment	5	27,731	27,731
Furniture & fixtures	5	2,270	2,270
Right of use asset	2 - 3	1,385,228	86,952
Less: Accumulated depreciation and amortization		(978,764)	(559,712)
Less: Accumulated impairment		(122,136)	(122,136)
Mineral Property & Equipment, net		$369,234,780	$52,065,293

10. Stock-Based Compensation

On November 14, 2023, the stockholders of the Company approved and adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”). On March 17, 2026, the stockholders of the Company approved and adopted the 2026 Omnibus Incentive Plan (the “2026 Plan”) (together with the 2023 Plan, referred to as the “Equity Plans”), which replaces the 2023 Plan with respect to new grants by the Company. Shares available for grant under the 2026 Plan consist of 2,500,000 shares of common stock plus (i) any shares remaining available for grant under the 2023 Plan (2,480,129 shares as of September 30, 2026), (ii) unexercised shares subject to appreciation awards (i.e. stock options or other stock-based awards based on the appreciation in value of a share of the Company’s common stock) granted under the

2023 Plan that expire, terminate, or are canceled for any reason without having been exercised in full, and (iii) shares subject to awards that are not appreciation awards granted under the 2023 Plan that are forfeited for any reason.

As of September 30, 2026, there were 305,285 shares of unvested restricted common stock outstanding under the Equity Plans. Stock-based compensation expense was approximately $1.1 million and $3.4 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2025, respectively.

The remaining shares of restricted stock outstanding will vest between January 2027 and April 2029.

Restricted Stock. Under the Equity Plans, the compensation committee of the Company's board of directors (the “Compensation Committee”) shall determine to what extent, and under what conditions, the participant shall have the right to vote shares of stock awards and to receive any dividends or other distributions paid on such shares during the restriction period. The terms and applicable voting and dividend rights are outlined in the individual restricted stock agreements. All restricted stock grants are expensed over the applicable vesting period based on the fair value at the date the stock is granted. The grant date fair value may differ from the fair value on the date the individual’s restricted stock actually vests. The total grant date fair value of the restricted stock granted during the nine months ended September 30, 2026 and September 30, 2025 was $3.2 million and $3.3 million, respectively.

As of September 30, 2026, the total compensation cost related to nonvested restricted share awards not yet recognized was $2,591,966. The remaining costs are expected to be recognized over the remaining vesting period of the awards.

Below table indicates the unvested restricted stock balance as of September 30, 2026 and December 31, 2025:

Number of restricted shares unvested
Balance - January 1, 2026	380,730
Restricted shares granted	162,310
Restricted shares vested	(237,755)
Balance - September 30, 2026	305,285

Balance - January 1, 2025	436,863
Restricted shares granted	302,600
Restricted shares vested	(358,733)
Balance - December 31, 2025	380,730

Stock Options. The Company applies the fair value method to account for stock option expense. Under this method, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. See Note 4 - Summary of Significant Accounting Policies from the Annual Report. As part of the Dolly Varden Acquisition (see Note 16), the Company issued 417,048 fully vested options to the holders of Dolly Varden options (the "Replacement Options"). The fair value of the Replacement Options was determined to be $2.6 million using the Hull-White pricing model for employees and Black-Scholes option pricing model for non-employees pursuant to relevant guidance in FASB Accounting Standards Codification ("ASC") 805 on allocating between acquisition costs and post-combination expenses. Of this amount, $2.1 million represented the fair-value-measure of the vested portion of Dolly Varden replaced options and was considered part of the acquisition cost. The remaining $0.5 million was treated as post-combination expense and expensed during the three months ended March 31, 2026. Additionally, on April 2, 2026, the Company issued 174,100 options to employees, with a fair value of $2.0 million using the Black Scholes option pricing model. As of September 30, 2026, the total unrecognized compensation cost related to nonvested stock options was $1.2 million. As of September 30, 2026, there are 356,361 stock options outstanding and 182,261 stock options exercisable.

A summary of the status of stock options granted under the Equity Plans as of September 30, 2026 and changes during the nine months then ended, is presented in the table below:

	Nine Months Ended
	September 30, 2026
	Shares Under Options	Weighted Average Exercise Price
Outstanding as of December 31, 2025	—	$—
Granted	591,148	$15.82
Exercised	(131,432)	$13.69
Canceled	(92,245)	$14.95
Expired	(11,110)	$12.46
Outstanding at the end of the period	356,361	$16.94
Aggregate intrinsic value	$6,035,474
Exercisable, end of the period	182,261
Available for grant, end of period	2,480,129
Weighted average fair value per share of options granted during the period	$7.67

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

Lucky Shot Property. With regard to the Lucky Shot Property, the Company was obligated to pay CRH Funding II PTE. LTD, a Singapore private limited corporation (“CRH”), additional consideration if production on the Lucky Shot Property met two separate milestone payment thresholds. Under the first threshold, if the Company achieved (1) an aggregate “mineral resource” equal to 500,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 30,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio), the Company was required to pay CRH $5 million in cash and $3.75 million in newly issued shares of Contango common stock. Under the second threshold, if the Company achieved (1) an aggregate “mineral resource” equal to 1,000,000 ounces of gold or (2) production and receipt by the Company of an aggregate of 60,000 ounces of gold (including any silver based on a 1:65 gold to silver ratio), the Company was required to pay CRH $5 million in cash and $5 million in newly issued shares of Company common stock with any share consideration valued based on the 30-day trading price. On June 26, 2026, the Company settled the milestone threshold payments with a payment of $5.0 million and the issuance of 100,000 shares of common stock. As of September 30, 2026, both payments were settled for a total consideration of $6.6 million, resulting in the settlement of the contingent consideration and an increment of the mineral claims associated with the Lucky Shot Property. All other commitments in association with the initial agreement were settled.

As of September 30, 2026 and December 31, 2025, the Company has recognized contingent consideration payable of $nil and $2,757,952, respectively, associated with the additional share consideration. See Note 15 - Fair Value Measurement.

On May 4, 2026, LSA entered into a purchase agreement (the “LSA Purchase Agreement”) with Alaska Hardrock Inc. for the purchase of mineral claims, including a 2% net smelter return royalty, property, equipment and improvements for a total consideration of $16,074,000 comprised of: (i) $300,000 advance (paid); (ii) $1,709,250 deposit payable upon signing of the agreement (paid); (iii)

$4,064,750 payable at closing (paid); and (iv) $10,000,000 secured promissory note bearing 5% per annum, compounded monthly, and maturing four years after closing date. The LSA Purchase Agreement closed on July 1, 2026 (the "Closing Date"). On the Closing Date, the Company paid the $4,064,750 cash consideration and entered into a $10 million secured promissory note. See Note 13 - Debt.

Royal Gold Royalties. Royal Gold Inc. ("Royal Gold"), the former 40% owner of the Peak Gold JV, currently holds a 3.0% overriding net smelter return royalty on the Tetlin Lease and certain state mining claims. Royal Gold also holds a 28.0% net smelter returns silver royalty on all silver produced from a defined area within the Tetlin Lease. The Company received a royalty reimbursement advance of $1,200,000 from KG Mining for the Company’s share of silver royalty payments. If the aggregate amount of silver royalty payments exceeds $1,200,000, then beginning with the following calendar quarter at such point, the Company shall receive within 45 days after the last day of each such calendar quarter, an amount equal to the product of (i) the amount of the silver royalty earned by the Company pursuant to the Omnibus Royalty Agreement from and after the point at which the silver royalty became greater than $1,200,000 and (ii) CORE Alaska's weighted average interest in the Company during such calendar quarter. The Peak Gold JV commenced production in July 2024 and, therefore, the Company started to drawdown the $1,200,000 prepayment into income since that date. The Company has recognized a royalty recovery of $579,608 in interest and other income during the nine-month period ended September 30, 2026 (nine months ended September 30, 2025 - $427,079). As of September 30, 2026, the Company has completed the drawdown of the royalty prepayment and has recognized a receivable of $83,801 presented as part of prepaid expenses and other assets.

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

Cook Inletkeeper, Chickaloon Village Traditional Counsel, Center for Biological Diversity. On September 10, 2024, the U.S. Army Corps of Engineers ("Corps") issued to J T Mining Inc. (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. The plaintiffs seek to vacate the Section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. On September 14, 2026, the U.S. District Court for the District of Alaska denied the plaintiffs’ motion for summary judgment and granted the cross-motions for summary judgment filed by the federal defendants and J T Mining, Inc. in the lawsuit challenging the Johnson Tract Section 404 permit. The court directed the Clerk of Court to enter final judgment and close the case. Final judgment in favor of the federal defendants and J T Mining, Inc. was entered on September 15, 2026. The court did not vacate the challenged permit.

12. Income Taxes

The Company maintained a full valuation allowance on its deferred tax asset as of September 30, 2026 and December 31, 2025. The Company has recognized an income tax benefit of $3,831,921 and $5,723,105 for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company recognized an income tax benefit of $73,202 and an income tax expense of $98,028, respectively. The effective tax rate was 14.30% and 14.98% for the three and nine months ended September 30, 2026, respectively, and 1.34% and (0.82)% for the three and nine months ended September 30, 2025, respectively. The effective income tax rate for the three and nine months ended September 30, 2026 differs from the statutory rate primarily due to the amortization of the Company's flow through premium liability. The effective income tax rate for the three and nine months ended September 30, 2025 differs from the statutory rate primarily due to the full valuation allowance.

At each reporting period, the Company weighs all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. As a result of this analysis at September 30, 2026 and December 31, 2025, the Company provided a full valuation allowance against the deferred tax assets. As part of the Dolly Varden acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the mineral property & equipment assets. The Company’s deferred tax liability originating from the Dolly Varden acquisition was $55,190,240 and $nil, as of September 30, 2026

and December 31, 2025, respectively. This relates to the book to tax temporary differences between the carryover tax basis and new book basis of the net assets acquired, recognized at a statutory rate of 27%. The net deferred tax liability of $55,190,240 includes an increase related to exploration costs for the period ended September 30, 2026. As part of the HighGold acquisition, the Company measured and recorded a net deferred tax liability through acquisition accounting with an offsetting entry to the mineral property & equipment assets. The Company’s deferred tax liability originating from the HighGold acquisition was $366,749 and $617,353, as of September 30, 2026 and December 31, 2025, respectively. The net deferred tax liability of $366,749 includes an increase related to exploration costs for the period ended September 30, 2026. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have any uncertain tax positions as of September 30, 2026 or December 31, 2025.

For the three and nine months ended September 30, 2026, the Company recognized income tax benefits of $3,107,360 and $4,604,288, respectively, related to the amortization of its liability on flow-through share issuances and the associated Part XII.6 tax. For the nine months ended September 30, 2025, the Company recognized no income tax benefit or expense related to the amortization of its liability on flow-through share issuances and the associated Part XII.6 tax.

13. Debt

The table below shows the components of Debt, net as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Secured Debt Facility
Principal amount - Term debt	$45,332,427	$14,600,000
Unamortized debt discount and issuance costs	(188,227)	(460,006)
Debt, net	$45,144,200	$14,139,994

Unsecured, Subordinated Convertible Debenture
Principal amount	$20,000,000	$20,000,000
Unamortized debt discount and issuance costs	(194,809)	(282,236)
Debt, net	$19,805,191	$19,717,764

Secured, Promissory Note
Principal amount	$10,000,000	$—
Interest and costs	167,775	—
Debt	$10,167,775	$—
Total Debt, net	$75,117,166	$33,857,758
Less current portion	$45,311,975	$4,000,000
Debt non-current portion, net	$29,805,191	$29,857,758

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

On July 1, 2026, the Company amended its Credit Agreement pursuant to which the delivery of a total 15,000 hedge contracts maturing between March and June 2027 were eliminated in exchange for (i) an increase of $33,732,426 on the Company's secured credit facility (total of $103.7 million) and (ii) the purchase of 15,000 put option contracts with a strike price of $3,100 per ounce and maturities in March and June 2027. As of September 30, 2026, the Company has a balance of $45.3 million outstanding on this $103.7 million facility.

Principal repayments of the outstanding secured credit facility are as follows:

•
December 31, 2026: $1.0 million;
•
March 31, 2027: $15.5 million; and
•
June 30, 2027: $28.8 million.

The Credit Agreement is secured by all the assets and properties of the Company and its subsidiaries, including the Company’s 30% interest in Peak Gold, LLC, but excluding the Company’s equity interests of LSA in respect of the Lucky Shot mine. As a condition precedent to future drawdowns on the Credit Agreement, the Company was required to enter into a series of hedging agreements with ING and Macquarie for the sale of an aggregate of 124,600 ounces of gold production from Manh Choh at a weighted average price of $2,025 per ounce. On February 18, 2025, the Company amended the Facility to defer $10.6 million of principal repayments and delivery of 15,000 hedged gold ounces into the first half of 2027 (the "New Repayment Schedule") and extend the maturity date of the Facility from December 31, 2026 to June 30, 2027. Upon the amendment entered on July 1, 2026, the New Payment Schedule remained unchanged but was amended to reflect the new outstanding principal balance. The hedge agreements have delivery obligations beginning in July 2024 and ending in June 2027. On February 12, 2026, the Company paid $46.4 million to settle gold hedge contracts for 15,446 ounces with an average strike price of $2,025 per ounce with maturities ranging between March and September 2026. On July 1, 2026, the Company paid $33.0 million to settle gold hedge contracts for 15,000 ounces with an average strike price of $1,933 per ounce with maturities ranging between March and June 2027. The Company has delivered or cash settled 124,600 ounces of gold into the hedging agreements, including use of carry trades. As of September 30, 2026, the Company has settled all outstanding hedge agreements.

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

During the third quarter of 2026, the Company sold all gold purchased from Peak Gold, LLC for $31.3 million ($4,275 per oz), at spot price to the lenders.

The carrying value of the Facility approximates its fair value as it accrues interest based on market interest rates. The Company recognized interest expense totaling $1.8 million related to this Facility for the nine months ended September 30, 2026 (inclusive of approximately $1.5 million of contractual interest, and approximately $0.3 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $4.7 million related to this debt for the nine months ended September 30, 2025 (inclusive of approximately $2.6 million of contractual interest, and approximately $2.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the term loan facility was 8.39% as of September 30, 2026 and 10.33% as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the effective interest rate for the amortization of the discount and issuance costs was 8.5% and 8.5%, respectively.

As of September 30, 2026, the Company was in compliance with all of the required debt covenants.

The Company is scheduled to repay $45.3 million of principal in the next twelve months.

In connection with entering into the Credit Agreement, the Company entered into a mandate lender arrangement fee letter (the “MLA Fee Letter”) with ING and Macquarie (collectively, the “Mandated Parties”) and a production linked arrangement fee letter (the “PLA Fee Letter”) with ING. Pursuant to the MLA Fee Letter, the Company paid the Mandated Parties on the date of the initial disbursement at the initial closing an upfront fee, calculated based on the principal amount of the Facility. Additionally, the Company paid the Mandated Parties an initial disbursement upfront fee, calculated based on the initial disbursement of $10 million. Pursuant to the PLA Fee Letter, the Company will pay ING a production linked arranging fee based on projected total production over the life of the Facility, as well as an agency fee for consideration of acting as administrative agent and collateral agent. During the nine months ended September 30, 2026, the Company incurred $119,870 as a PLA fee presented as part of interest and finance expense, as of the date of this report these amounts have been fully paid.

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

The fair value of the Debenture (Level 3) as of September 30, 2026 and December 31, 2025 was approximately $22.8 million. The Company recognized interest expense totaling $1.5 million related to this debt for the nine months ended September 30, 2026 (inclusive of approximately $1.4 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The Company recognized interest expense totaling $1.5 million related to this debt for the nine months ended September 30, 2025 (inclusive of approximately $1.4 million of contractual interest, and approximately $0.1 million related to the amortization of the discount and issuance fees). The effective interest rate of the Debenture is the same as the stated interest rate, 9.0%. The Company reviewed the provisions of the debt agreement to determine if the agreement included any embedded features and concluded that the change of control provisions within the debt agreement met the characteristics of a derivative and required bifurcation and separate accounting. The fair value of the identified derivative was determined to be de minimis at September 30, 2026 and December 31, 2025 as the probability of a change of control was negligible as of those dates. For each subsequent reporting period, the Company will evaluate each potential derivative feature to conclude whether or not they qualify for derivative accounting. Any derivatives identified will be recorded at the applicable fair value as of the end of each reporting period.

Secured Promissory Note

On July 1, 2026, the Company entered into a $10 million secured promissory note as part of the LSA Purchase Agreement. The promissory note bears interest at 5% per annum, compounded monthly and payable annually. Principal repayments of $2,000,000 are due on each of the second and third anniversaries of the note. The promissory note is secured by real property, mining claims, and other assets acquired.

14. Derivatives and Hedging Activities

On August 2, 2023, CORE Alaska, a subsidiary of the Company, pursuant to an ISDA Master Agreement entered into with ING Capital Markets LLC (the “ING ISDA Master Agreement”) and an ISDA Master Agreement entered into with Macquarie Bank Limited (the “Macquarie ISDA Master Agreement”), in accordance with its obligations under the Credit Agreement, entered into a series of hedging agreements with ING Capital LLC and Macquarie Bank Limited for the sale of an aggregate of 124,600 ounces of gold at a weighted average price of $2,025 per ounce. The hedge agreements, as amended, had delivery obligations beginning in July 2024 and ending in June 2027, and represent approximately 42% of the Company’s interest in the projected production from the Manh Choh mine over the current anticipated life of the mine. On July 1, 2026, the Company has settled all outstanding derivatives as part of this agreement.

Additionally, as of September 30, 2026, the Company had a carry trade outstanding for 7,000 ounces with a maturity on December 31, 2026 and put options for 15,000 ounces with maturities in March and June 2027 with a strike price of $3,100. The premium paid for entering into the put options was $0.7 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

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

		As of September 30, 2026			As of December 31, 2025
Derivatives not designated as hedging instruments	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity Contracts	Derivative contract asset - current	$311,752	$—	$311,752	$—	$—	$—
Commodity Contracts	Derivative contract liability - current	$(16,996,180)	$—	$(16,996,180)	$(66,465,622)	$—	$(66,465,622)
Commodity Contracts	Derivative contract liability - noncurrent	$—	$—	$—	$(37,191,718)	$—	$(37,191,718)

As of September 30, 2026 and December 31, 2025, the Company’s derivative instruments related to these agreements were in a net liability position with an aggregate fair value of $16,684,428 and $103,657,340, respectively. As of September 30, 2026, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2026, it could have been required to settle its obligations under the agreements at their termination value of $16,684,428.

Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025, respectively.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Other Income (Expense)	Amount of Loss Recognized in Other Income (Expense)		Amount of Loss Recognized in Other Income (Expense)
		Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Commodity Contracts	Unrealized gain/(loss) on derivative contracts	$44,794,804	$(14,400,655)	$86,972,912	$(56,983,065)
Commodity Contracts	Realized loss on derivative contracts	$(46,823,564)	$(15,935,216)	$(97,719,069)	$(26,673,265)
Total		$(2,028,760)	$(30,335,871)	$(10,746,157)	$(83,656,330)

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

Metal Sales

The Company purchases its 30% share of gold from Peak Gold JV at 1.75% discount to 5-day VWAP at time of shipment. On February 25, 2025, the Company commenced sale of all purchased quantities of gold to the derivative counterparties (the lenders under the Facility) at spot price less a 0.5% fee. The Company recorded a gain/(loss) on metal sales for the three and nine months ended September 30, 2026 of approximately $0.1 million loss and $1.1 million gain, respectively; and for the three and nine months ended September 30, 2025 of approximately $2.2 million gain and $4.3 million gain, respectively, in “Other Income/(Expense)”. Prior to February 25, 2025, the Company’s sales to the derivative counterparties were limited to only the quantities of gold not delivered into the hedges.

The sales are accounted for under FASB ASC 610, "Other Income" and not ASC 606, "Revenue from Contracts with Customers", since the sales are incidental to the Company's primary contractual obligation and do not constitute the Company's ongoing or central operations.

Beginning on February 25, 2025, to satisfy physical delivery obligations under the existing hedge agreements, the Company entered into agreements with the counterparties to repurchase hedged quantities of gold at a contracted fixed price at each hedge delivery date. As of September 30, 2026 the Company did not have any repurchase obligations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended September 30, 2026.

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

Contingent Consideration - As discussed in Note 11, as of December 31, 2025 the Company was obligated to pay CRH additional consideration if production on the Lucky Shot Property met two separate milestone payment thresholds. The fair value of the share-based portion of the contingent consideration is measured on a recurring basis, and is driven by the probability of reaching the milestone payment thresholds. The cash portion of the contingent consideration related to that asset acquisition will be recorded when the contingency is resolved. As of September 30, 2026, the contingent consideration was settled.

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy:

As of September 30, 2026	Level 1	Level 2	Level 3
Financial Assets
Derivative contract asset - current	$—	$311,752	$—
Marketable securities - noncurrent	$4,764,069	$—	$—

Financial Liabilities
Derivative contract liability - current	$—	$16,996,180	$—

As of December 31, 2025
Financial Assets
Marketable securities - noncurrent	$4,436,013	$—	$—

Financial Liabilities
Derivative Liability - current	$—	$66,465,622	$—
Derivative Liability - noncurrent	$—	$37,191,718	$—
Contingent consideration liability - noncurrent	$—	$—	$2,757,952

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

16. Acquisition

Dolly Varden Acquisition

On December 7, 2025, Contango and Dolly Varden entered into an Arrangement Agreement, which was subsequently amended on February 11, 2026 (as amended, the "Arrangement Agreement"). Pursuant to the Arrangement Agreement, Contango agreed to acquire all of the issued and outstanding common shares of Dolly Varden in exchange for Contango common shares at an Exchange Ratio of 0.1652 Contango shares for each Dolly Varden share (the "Arrangement").

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

Contango evaluated the Arrangement Agreement under ASC 805, Business Combinations. ASC 805 requires that an acquirer determine whether it has acquired a business. If Contango obtained control over a business, the transaction would be accounted pursuant to the acquisition method of accounting and, as such, identifiable assets acquired and liabilities assumed would generally be recorded at fair value on the acquisition date and could result in recognition of goodwill or a bargain purchase gain. In evaluating the criteria outlined by this standard, Contango concluded that the acquired set of assets did not meet the US GAAP definition of a business. Therefore, Contango accounted for the Arrangement as an asset acquisition. An acquisition accounted as an asset acquisition requires an acquiring entity to allocate the cost of an asset acquisition to the assets acquired and liabilities assumed generally based on their relative fair values. Goodwill is not recognized in an asset acquisition. Transaction costs and fees incurred by Contango are capitalized as part of the cost of the acquisition.

A summary of the fair value of the consideration and the allocation to the net assets acquired is as follows:

March 26, 2026
Consideration:
Fair value of shares of common stock issued, calculated as 13,686,278 shares of common stock issued at a fair value of $16.69/share	$228,423,981
Fair value of exchangeable shares issued, calculated as 1,597,301 exchangeable shares of common stock issued at a fair value of $16.69/share	26,658,954
Fair value of replacement options granted allocated to consideration	2,138,173
Transaction costs	7,171,738
$264,392,846

Allocation to net assets acquired:
Cash and cash equivalents	$36,022,607
Prepaid expenses and other	2,148,317
Mineral property & equipment, net	287,604,413

Accrued liabilities	(334,458)
Liability on flow-through share issuances	(4,989,580)
Deferred income tax liability	(56,058,453)
$264,392,846

The fair value of shares of common stock and exchangeable shares issued was determined by reference to the trading price of the Contango share as of March 26, 2026.

The exchangeable shares issued are substantially the economic equivalent of the Company's shares of common stock and are presented within Stockholders' equity.

17. General and Administrative Expenses

The following table presents the Company's general and administrative expenses for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses:
Marketing and investor relations	$492,826	$144,117	$1,122,602	$523,697
Office and administrative costs	456,974	99,694	1,204,522	310,831
Insurance	354,392	218,118	923,062	757,022
Professional fees	490,536	380,058	2,415,255	1,541,363
Regulatory fees	128,456	47,898	849,372	361,492
Salaries and benefits	716,849	539,446	2,359,114	1,840,919
Stock-based compensation	1,085,194	825,554	3,419,571	2,117,259
Travel	90,498	63,515	332,964	106,944
Director fees	180,000	170,000	495,000	490,989
Total	$3,995,725	$2,488,400	$13,121,462	$8,050,516

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

Three Months Ended September 30, 2026	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Exploration
Johnson Tract	(6,681,194)	—	—	(6,681,194)
Lucky Shot	(5,705,671)	—	—	(5,705,671)
Dolly Varden	(12,600,117)	—	—	(12,600,117)
General exploration	(1,925,666)	—	—	(1,925,666)
Total exploration	(26,912,648)	—	—	(26,912,648)
Depreciation	(118,747)	—	(2,647)	(121,394)
Accretion	(4,532)	—	—	(4,532)
General and administrative	(172,772)	—	(3,822,953)	(3,995,725)
Total expenses	(27,208,699)	—	(3,825,600)	(31,034,299)

Income from equity investment in Peak Gold, LLC	—	6,883,366	—	6,883,366
Total income/(loss) from operations	(27,208,699)	6,883,366	(3,825,600)	(24,150,933)

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	625,436	625,436
Interest expense	(167,775)	—	(1,451,357)	(1,619,132)
Loss on derivative contracts	—	(2,028,760)	—	(2,028,760)
Loss on metal sales	—	(137,169)	—	(137,169)
Gain on marketable securities	—	—	520,326	520,326
Total other expense	(167,775)	(2,165,929)	(305,595)	(2,639,299)
INCOME/(LOSS) BEFORE INCOME TAXES	$(27,376,474)	$4,717,437	$(4,131,195)	$(26,790,232)

Nine Months Ended September 30, 2026	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Exploration
Johnson Tract	(9,498,278)	—	—	(9,498,278)
Lucky Shot	(11,672,850)	—	—	(11,672,850)
Dolly Varden	(19,458,222)	—	—	(19,458,222)
General exploration	(2,652,603)	—	—	(2,652,603)
Total exploration	(43,281,953)	—	—	(43,281,953)
Depreciation	(192,967)	—	(7,941)	(200,908)
Accretion	(172,293)	—	—	(172,293)
General and administrative	(505,362)	—	(12,616,100)	(13,121,462)
Total expenses	(44,152,575)	—	(12,624,041)	(56,776,616)

Income from equity investment in Peak Gold, LLC	—	28,930,984	—	28,930,984
Total income/(loss) from operations	(44,152,575)	28,930,984	(12,624,041)	(27,845,632)

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	2,398,488	2,398,488
Interest expense	(167,775)	—	(3,307,369)	(3,475,144)
Loss on derivative contracts	—	(10,746,157)	—	(10,746,157)
Gain on metal sales	—	1,140,370	—	1,140,370
Loss on marketable securities	—	—	328,056	328,056
Total other expense	(167,775)	(9,605,787)	(580,825)	(10,354,387)
INCOME/(LOSS) BEFORE INCOME TAXES	$(44,320,350)	$19,325,197	$(13,204,866)	$(38,200,019)

As of September 30, 2026
Total Assets	378,528,793	58,466,927	55,805,120	492,800,840
Total Liabilities	(18,475,730)	(16,996,177)	(140,759,362)	(176,231,269)
Net Assets/(Deficit)	$360,053,063	$41,470,750	$(84,954,242)	$316,569,571

Three Months Ended September 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Exploration
Johnson Tract	(1,355,352)	—	—	(1,355,352)
Lucky Shot	(286,643)	—	—	(286,643)
General exploration	(411,114)	—	—	(411,114)
Total exploration	(2,053,109)	—	—	(2,053,109)
Depreciation	(24,948)	—	(2,576)	(27,524)
Accretion	—	—	—	—
General and administrative	(92,279)	—	(2,396,121)	(2,488,400)
Total expenses	(2,170,336)	—	(2,398,697)	(4,569,033)

Income from equity investment in Peak Gold, LLC	—	29,533,425	—	29,533,425
Total income/(loss) from operations	(2,170,336)	29,533,425	(2,398,697)	24,964,392

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	378,249	378,249
Interest expense	—	—	(1,724,131)	(1,724,131)
Loss on derivative contracts	—	(30,335,871)	—	(30,335,871)
Gain on metal sales	—	2,201,866	—	2,201,866
Gain on marketable securities	—	—	(950,655)	(950,655)
Total other expense	—	(28,134,005)	(2,296,537)	(30,430,542)
INCOME/(LOSS) BEFORE INCOME TAXES	$(2,170,336)	$1,399,420	$(4,695,234)	$(5,466,150)

Nine Months Ended September 30, 2025	Exploration	Peak Gold JV	Corporate and other reconciling items	Consolidated
EXPENSES:
Exploration
Johnson Tract	(2,570,808)	—	—	(2,570,808)
Lucky Shot	(495,586)	—	—	(495,586)
General exploration	(709,341)	—	—	(709,341)
Total exploration	(3,775,735)	—	—	(3,775,735)
Depreciation	(74,844)	—	(7,539)	(82,383)
General and administrative	(280,783)	—	(7,769,733)	(8,050,516)
Total expenses	(4,131,362)	—	(7,777,272)	(11,908,634)

Income from equity investment in Peak Gold, LLC	—	79,179,643	—	79,179,643
Total income/(loss) from operations	(4,131,362)	79,179,643	(7,777,272)	67,271,009

OTHER INCOME/(EXPENSE):
Interest and other income	—	—	936,798	936,798
Interest expense	—	—	(6,505,716)	(6,505,716)
Loss on derivative contracts	—	(83,656,330)	—	(83,656,330)
Gain on metal sales	—	4,332,139	—	4,332,139
Gain on marketable securities	—	—	5,703,720	5,703,720
Total other income/(expense)	—	(79,324,191)	134,802	(79,189,389)
LOSS BEFORE INCOME TAXES	$(4,131,362)	$(144,548)	$(7,642,470)	$(11,918,380)

As of December 31, 2025
Total Assets	53,156,804	47,397,378	71,397,045	171,951,227
Total Liabilities	(1,910,751)	(103,657,337)	(41,284,850)	(146,852,938)
Net Assets/(Deficit)	$51,246,053	$(56,259,959)	$30,112,195	$25,098,289

19. Related Party Transactions

Peak Gold JV

The Peak Gold JV is a related party of the Company due to its 30% equity method investment in it. During the nine months ended September 30, 2026 and 2025, the Company did not make contributions to the Peak Gold JV but did receive distributions from it (see Note 5 - Investment in the Peak Gold JV). The Company also purchases gold from the Peak Gold JV. Purchases totaled $31.7 million and $109.4 million for the three and nine months ended September 30, 2026, respectively, and $58.5 million and $167.5 million for the three and nine months ended September 30, 2025, respectively (see Note 14 - Derivatives and Hedging Activities). As of September 30, 2026 and December 31, 2025, the Company owed the Peak Gold JV $12.8 million and $0.2 million respectively for these purchases. These amounts are non-interest bearing with standard payment terms and are included in the accounts payable line item in the unaudited condensed consolidated balance sheet. For further details on transactions with Peak Gold JV, refer to Notes 1 - Organization and Business, 3 - Liquidity, 11 - Commitments and Contingencies, 14 - Derivatives and Hedging Activities, and 18 - Segments.

Onyx

The Company holds approximately 5% of the outstanding shares of Onyx. The Company and Onyx share one director. As of September 30, 2026, the Company held 4,000,000 shares, all of which were freely tradable. For further details, refer to Note 15 - Fair Value Measurement. The Company uses the specific identification method when calculating realized gains or losses. The Company recorded realized gains of $nil for the three and nine months ended September 30, 2026 and 2025, respectively. These gains are included in the Gain / (Loss) on Marketable Securities line item in the unaudited condensed consolidated statements of operations.

20. Subsequent Events

Subsequent to the end of the third quarter, on October 7, 2026, pursuant to the Amended and Restated Limited Liability Agreement, the Company received a $6.0 million distribution from the Peak Gold JV, related to the third quarter production at the Manh Choh mine.

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
•
Impacts from the Company’s future acquisition of new mining properties or businesses;
•
Impacts from the Company's merger with Dolly Varden;
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

Manh Choh Project

In July 2024, the Peak Gold JV commenced processing ore at the Fort Knox facility and on July 8, 2024, the Manh Choh Project achieved a significant milestone and poured its first gold bar, on schedule. The Company received $40.5 million and $102.0 million in cash distributions from the Peak Gold JV relating to production at Manh Choh during 2024 and 2025, respectively. During the first and second quarters of 2026, the Company received $9.0 million in cash distributions from the Peak Gold JV, for each quarter, respectively, resulting in $18.0 million in total cash distributions for the nine months ended September 30, 2026. On October 7, 2026, the Company received a $6.0 million cash distribution related to the third quarter production at Manh Choh, bringing the total cash distributions to $24 million relating to production at Manh Choh during 2026.

The third production campaign for 2026 from the Manh Choh mine began on August 20, 2026 and concluded on September 24, 2026. In its September 8, 2026 update, the Company reported that Fort Knox modifications for higher-grade South Pit sulfide ore had been implemented and were performing as planned. Gold production for the quarter came in below budget due to several factors including:

•
The third campaign of 2026 ended earlier than planned due to persistent above average rainy conditions in September, resulting in less gold ounces being processed during the quarter - the remaining planned ounces being deferred until the fourth campaign of 2026;
•
Tons processed at Fort Knox was reduced due to mine sequencing and changes in ore characteristics;
•
Mining equipment availability at Manh Choh, which has been subsequently addressed with additional drilling, excavation and haulage equipment being added on site; and
•
Downtime at the mill for maintenance and modifications completed to handle the higher copper and sulfide content.

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

During the second quarter of 2026, the Peak Gold JV (on a 100% basis) processed 253,494 tons of ore with an average grade of 0.145 oz per ton, containing approximately 36,760 oz of gold. Gold recovery averaged 80.4%, resulting in approximately 29,500 oz of recovered gold, of which Contango’s 30% share amounted to 8,866 oz of gold. During the second quarter of 2026, a total of 8,627 oz of gold and 10,319 oz of silver were delivered to Contango and sold.

During the third quarter of 2026, the Peak Gold JV (on a 100% basis) mined 304,102 tons of ore (16% increase from the second quarter), and processed 203,720 tons of ore with an average grade of 0.145 oz per ton, containing approximately 30,000 oz of gold. Gold recovery averaged 86.5%, resulting in approximately 25,300 oz of recovered gold, of which Contango’s 30% share amounted to 7,595 oz of gold. During the third quarter of 2026, a total of 7,333 oz of gold and 5,349 oz of silver were delivered to Contango and sold.

Kitsault Valley Project

The September 11, 2026 Kitsault Valley mineral resource estimate ("MRE") comprised 7.66 million tonnes of indicated resources containing 58.70 million oz of silver and 394.70 thousand oz of gold, and approximately 6.31 million tonnes of inferred resources containing 22.80 million oz of silver and 620.82 thousand oz of gold. Reported silver equivalent ("AgEq") inventories are 89.55 and 64.92 million oz, respectively. No measured resources or mineral reserves are reported. Mineral resources have no demonstrated economic viability, and inferred resources cannot be directly converted into reserves. Refer to the September 21, 2026 Kitsault Valley TRS, Section 11.7, Tables 11-53 to 11-57, filed with the September 22, 2026 Current Report on Form 8-K. The estimate uses drilling completed through 2025; 2026 drilling is excluded. Seven updated deposits use a 132 g/t AgEq cutoff, while South Reef retains its historical 2.0 g/t AuEq cutoff. Metal-equivalent values use the prices and deposit-specific recovery assumptions described in TRS Section 11.4. Resources are in-situ estimates before mining dilution and recovery; contained metal and AgEq are not estimates of payable production. The technical report identifies Dave Larimer, a Company employee, as the responsible qualified person.

The 2026 drilling scope expanded from 40,000 meters to more than 56,000 meters. The September 15, 2026 results included DV26-480 with 13.90 meters at 506 g/t AgEq and DV26-494 with 4.96 meters at 807 g/t AgEq. Intervening holes showed mineralization consistent with a possible geological connection between Torbrit and North Star, but assays were pending and continuity of grade and economic mineralization remained unestablished. Intervals are downhole lengths; true widths require further validation. For these southern-area exploration assays, AgEq = Ag + 11.64 x Pb + 15.22 x Zn + 58.27 x Au (Ag and Au in g/t; Pb and Zn in %), using $53/oz Ag, $3,500/oz Au, $0.90/lb Pb and $1.25/lb Zn with assumed recoveries of 85%, 75%, 85% and 80%, respectively. These assay equivalents are distinct from the resource model's deposit-specific assumptions. The results do not establish mineral reserves or economic viability.

Johnson Tract Project

During the second quarter of 2026, activities at the Johnson Tract Project focused on planning, resourcing, permitting coordination, and logistical preparations in support of the Company’s planned 2026 field program. On December 1, 2025, the Johnson Tract Critical Metals Project was posted to the Federal Permitting Dashboard as a covered project under Title 41 of the Fixing America’s Surface Transportation Act, commonly referred to as FAST-41. The Federal Permitting Improvement Steering Council announced the project’s FAST-41 coverage on December 2, 2025. The U.S. Army Corps of Engineers ("Corps") is identified as the lead federal permitting agency for the project. The FAST-41 permitting timetable was separately announced on January 30, 2026. FAST-41 provides coordination and does not itself grant project permits.

As reported on September 8, 2026, environmental and cultural surveys were largely completed within the Johnson Tract and project easements and the baseline program was substantially advanced. The program includes:

•
Marine and freshwater quality surveys;
•
Eagle, shorebird, and seabird surveys;
•
Marine mammal acoustics and fish surveys;
•
Wetlands mapping;
•
Cultural resource studies; and
•
Meteorological and oceanographic (metaocean) studies.

As reported on September 8, 2026, geotechnical investigations within the foreshore have been completed and investigations along the proposed coastal road are substantially complete.

During the third quarter, the Company also completed construction of a 2.6-mile access road connecting the existing camp to the proposed portal site, along with the portal lay down area. This work is critical in supporting construction of the underground exploration drift, which is scheduled to begin in 2027. As a result of cost efficiencies achieved during the field season, the Company also completed construction of a new camp pad, which had originally been planned for 2027. Completion of the pad this year advances site preparation ahead of schedule and allows the Company to begin selecting engineering consultants for the new camp, which is targeted for 2027. As of September 30 2026, the construction of the access road represented a capitalized cost of $10.4 million that will be amortized once the asset is commissioned for use.

The Johnson Tract Initial Assessment, effective May 12, 2025 and as amended January 12, 2026, reports post-tax NPV at a 5% discount rate of $224.5 million and IRR of 30.2% at $2,200/oz gold. It includes inferred resources representing approximately 1.3% of life-of-mine tonnage. Excluding inferred resources, the reported NPV at 5% and IRR are $216.4 million and 29.5%. This assessment is preliminary; inferred resources are geologically too speculative for reserve classification, and there is no certainty that the economic results will be achieved. These results do not establish mineral reserves.

Lucky Shot Property

The initial underground drilling phase comprised 65 HQ diamond holes totaling approximately 6,020 meters. Further surface drilling, underground access and KM vein drilling are intended to support an updated resource estimate targeted for the first half of 2027, followed by feasibility evaluation. A possible direct-shipping-ore operation targeting 40,000-50,000 ounces of gold annually remains a study concept, subject to technical results, permitting, financing and a future decision; it is not a demonstrated reserve-based production plan.

The June results included a selected 0.17-meter downhole interval at 972.10 grams per tonne ("g/t") gold in LSU26091. This narrow result is not a representative bulk grade or demonstrated mining width. Visible gold is a logging observation; pending samples require assay validation before grade conclusions are drawn. The geological continuity and mineability of the mineralization remain under evaluation. Underground exploration-access work resumed with GMS. The Company is evaluating the KM vein system identified during initial underground drilling.

The 2026 surface drilling program at Lucky Shot was completed on August 31, 2026, with approximately 5,800 meters in 27 holes from five pads. Results released on September 2, 2026 included hole LSS26016 with 2.45 meters at 86.05 g/t gold. Subsequent to the end of the third quarter, results released on October 6, 2026 included LSS26018 with 0.63 meters at 140.23 g/t gold and LSS26021 with 3.65 meters at 18.16 g/t gold. These are selected downhole intervals; true widths are not established. Other reported holes lacked significant intersections and additional assays remained pending. These exploration results do not establish resources, reserves or economic viability.

KM vein drilling began September 16, 2026, within the third quarter. The October 6, 2026 update described approximately 1,140 meters in 17 planned holes from five stations, with ten holes completed from the first two stations and work continuing from Station 346.

This program evaluates KM vein geometry and its interpreted structural relationship to the Lucky Shot Fault and vein system. Assays are expected in the fourth quarter after receipt and validation. Geological observations and pending samples do not establish grade continuity, a resource update or economic viability.

During the nine months ended September 30, 2026, the Company recorded additions of approximately $13.7 million to mineral properties at the Lucky Shot Property, reflecting the purchase of the underlying lease and 2% net smelter return royalty under the LSA Purchase Agreement and the settlement of the contingent milestone consideration payable to CRH (see Note 11 - Commitments and Contingencies).

Strategy and Asset Management

Partnering with strategic industry participants to expand future exploration work. As of October 1, 2020, in conjunction with the Peak Gold JV acquisition and the signing of the Amended and Restated Limited Liability Company Agreement of the Peak Gold JV ( as amended, the "A&R JV LLCA"), KG Mining became the manager of the Peak Gold JV (the “Manager”). KG Mining may resign as Manager and can be removed as Manager for a material breach of the A&R JV LLCA, a material failure to perform its obligations as the Manager, a failure to conduct the Peak Gold JV operations in accordance with industry standards and applicable laws, and other limited circumstances. Except as expressly delegated to the Manager, the A&R JV LLCA provides that the JV Management Committee has exclusive authority to determine all management matters related to the Company. The JV Management Committee currently consists of one appointee designated by the Company and two appointees designated by KG Mining. The Representatives designated by each member of the Peak Gold JV vote as a group, and in accordance with their respective membership interests in the Peak Gold JV. Except in the case of certain actions that require approval by unanimous vote of the Representatives, the affirmative vote of a majority of the membership interests in the Peak Gold JV constitutes the action of the JV Management Committee.

Structuring Incentives to Drive Behavior. The Company believes that equity ownership aligns the interests of the Company’s executives and directors with those of its stockholders. The Company has implemented an equity compensation program for its executive officers and directors (and other persons) that provides an incentive for such officers to achieve the Company’s long-term business objectives. The Company’s equity compensation program includes two forms of long-term incentives: restricted stock and stock options. As of September 30, 2026, the Company’s directors and executives beneficially own approximately 5.3% of the Company’s common stock.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Exploration Expense. Exploration expense for the three months ended September 30, 2026 was $26.9 million compared to $2.1 million for the three months ended September 30, 2025. Current period exploration expense primarily relates to the advances on the 20,000 meter underground and surface drilling program on the Lucky Shot Property, the 56,000 meter drilling program on the Kitsault Valley Project (obtained through the Dolly Varden acquisition completed in the first quarter of 2026) and permitting activities and road costs on the Johnson Tract Property. The prior period exploration expense related primarily to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2026 and 2025 was $4.0 million and $2.5 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, marketing and investor relations, payroll and stock-based compensation expense. The increase was primarily due to the expanded scale of the Company’s operations, following the acquisition of Dolly Varden, including higher payroll, professional fees and regulatory costs.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the three months ended September 30, 2026 was $6.9 million compared to income of $29.5 million for the same period in 2025. The decrease was mainly driven by a reduction in the revenue generated by the Peak Gold JV, reflecting fewer ounces sold and higher diesel costs related to ore transportation from Manh Choh to Fort Knox and increased reagents and consumables required in the mill to process the higher copper and sulfide content during 2026 compared to 2025. During the third quarter of 2026, production at Manh Choh focused on mining and processing lower grade ore and processing less tons from the North Pit as Manh Choh transitioned to the higher-grade portions of the South Pit.

Interest Expense. For the three months ended September 30, 2026, interest expense was $1.6 million and primarily related to the Queen's Road Capital Investment, Ltd. Debenture (the "Debenture") and interest on the Company’s cumulative net draw-down of $45.3 million on the secured credit facility. Prior year interest expense of $1.7 million primarily related to the Debenture and interest on the Company's cumulative net draw-down of $23.1 million on the secured credit facility (see Note 13 - Debt).

Gain/(Loss) on Metal Sales. For the three months ended September 30, 2026 and 2025, the gain/(loss) on metal sales was $0.1 million loss and $2.2 million gain, respectively. These amounts are related to (i) excess ounces purchased from the Peak Gold JV that were not delivered into the hedges and were instead sold to the derivative counterparties, and (ii) hedged volumes sold at spot prices with an obligation to repurchase the ounces at fixed prices prior to delivery into the hedges. During the three months ended September 30, 2026, the Company sold 7,333 ounces at an average spot price of $4,255 compared to 16,669 ounces sold at an average spot price of $3,647 during the three months ended September 30, 2025.

Loss on Derivative Contracts. The $2.0 million loss on derivative contracts for the three months ended September 30, 2026 consisted of an unrealized gain of $44.8 million and a realized loss of $46.8 million, which included $33.0 million paid to settle 15,000 ounces of hedge contracts with maturities ranging between March and June 2027. This compares to a $30.3 million loss on derivative contracts consisting of an unrealized loss of $14.4 million and a realized loss of $15.9 million for the three months ended September 30, 2025. The period over period variance primarily reflects changes in the fair value of derivative contracts driven by increases in spot gold prices and corresponding changes in the forward curves used to value the contracts, and the completion of deliveries under the derivative arrangements.

During the three months ended September 30, 2026, the Company delivered 4,000 gold ounces into the derivative contracts and cash settled the remaining 15,000 ounces that matured on March and June 2027. During the three months ended September 30, 2025, the Company delivered 11,900 gold ounces into the derivative contracts (see Note 14 - Derivative and Hedging Activities).

Gain/(Loss) on Marketable Securities. For the three months ended September 30, 2026, the unrealized gain on marketable securities totaled $0.5 million and was primarily due to changes in the fair value of the Company's investment in Onyx, compared to an unrealized loss of $1.0 million for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Exploration Expense. Exploration expense for the nine months ended September 30, 2026 was $43.3 million compared to $3.8 million for the nine months ended September 30, 2025. Current period exploration expense primarily relates to the advances on the 20,000 meter underground and surface drilling program on the Lucky Shot Property, the 56,000 meter drilling program on the Kitsault Valley Project and permitting activities and road costs on the Johnson Tract Property. The prior period exploration expense related primarily to the permitting process for the underground exploration drift and baseline environmental work at the Johnson Tract Project.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2026 and 2025 was $13.1 million and $8.1 million, respectively. The Company’s general and administrative expense primarily relates to professional fees, regulatory fees, marketing and investor relations, payroll and stock-based compensation expense. The increase was primarily due to the expanded scale of the Company’s operations, following the acquisition of Dolly Varden, including higher payroll, professional fees and regulatory costs.

Income from Equity Investment in the Peak Gold JV. The income from the Company’s equity investment in the Peak Gold JV for the nine months ended September 30, 2026 was $28.9 million compared to income of $79.2 million for the same period in 2025. The decrease was mainly driven by a reduction in the revenue generated by the Peak Gold JV, reflecting fewer ounces sold and higher diesel costs related to ore transportation from Manh Choh to Fort Knox and increased reagents and consumables required in the mill to process the higher copper and sulfide content during 2026 compared to 2025. During 2026, production at Manh Choh focused on mining and processing lower grade ore and processing less tons from the North Pit as Manh Choh transitioned to the higher-grade portions of the South Pit.

Interest Expense. For the nine months ended September 30, 2026, interest expense was $3.5 million and primarily related to the Debenture and interest on the Company’s cumulative net draw-down of $45.3 million on the secured credit facility. Prior year interest expense of $6.5 million primarily related to the Debenture and interest on the Company's cumulative net draw-down of $23.1 million on the secured credit facility (see Note 13 - Debt).

Gain/(Loss) on Metal Sales. For the nine months ended September 30, 2026 and 2025, the gain on metal sales was $1.1 million and $4.3 million, respectively. These gains primarily related to (i) excess ounces purchased from the Peak Gold JV that were not delivered into the hedges and were instead sold to the derivative counterparties, and (ii) hedged volumes sold at spot prices with an obligation to repurchase the ounces at fixed prices prior to delivery into the hedges. During the nine months ended September 30, 2026, the Company sold 23,974 ounces at an average spot price of $4,509 compared to 51,574 ounces sold at an average spot price of $3,300 during the nine months ended September 30, 2025.

Loss on Derivative Contracts. The $10.7 million loss on derivative contracts for the nine months ended September 30, 2026 consisted of an unrealized gain of $87.0 million and a realized loss of $97.7 million, which included $79.4 million paid to settle 30,446 ounces of hedge contracts with maturities ranging between March and September 2026, and March and June 2027. This compares to a $83.7 million loss on derivative contracts consisting of an unrealized loss of $57.0 million and a realized loss of $26.7 million for the nine months ended September 30, 2025. The period over period variance primarily reflects changes in the fair value of derivative contracts driven by increases in spot gold prices and corresponding changes in the forward curves used to value the contracts, and the completion of deliveries under the derivative arrangements.

During the nine months ended September 30, 2026, the Company delivered and cash settled the remaining 43,000 gold ounces into the derivative contracts including the carry trade with maturity dates of March 31, 2026, September 30, 2026 and December 31, 2026. During the nine months ended September 30, 2025, the Company delivered 23,839 gold ounces into the derivative contracts (see Note 14 - Derivative and Hedging Activities).

Gain/(Loss) on Marketable Securities. For the nine months ended September 30, 2026, the unrealized gain on marketable securities totaled $0.3 million and was primarily due to changes in the fair value of the Company's investment in Onyx, compared to an unrealized gain of $5.7 million for the nine months ended September 30, 2025.

Cash Cost on a By-Product Basis and All-In Sustaining Costs on a By-Product Basis (non-GAAP)

The table below presents reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost on a By-product Basis, per ounce sold and (ii) All-in Sustaining Costs ("AISC") on a By-product Basis, per ounce sold for the Peak Gold JV operations (Manh Choh) for the three and nine months ended September 30, 2026 and 2025.

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

The increase in costs in 2026 is primarily driven by increased diesel costs related to ore transportation from Manh Choh to Fort Knox and increased reagents and consumables required in the mill to process the higher copper and sulfide content. Additionally, the lower gold ounces processed during the year has resulted in higher cash costs and AISC per ounce of gold sold.

The fourth and final campaign for 2026 is expected to produce 13,000 to 15,000 ounces of gold at cash costs and AISC of $2,700 and $2,900, respectively. The Company is guiding towards the lower end of its 2026 production guidance of 40,000 gold equivalent ounces attributable to its 30% interest in the Peak Gold JV with 2026 cash costs and AISC of $2,700 and $2,900 per ounce of gold sold, respectively. A final cash distribution in the amount of $16 million is expected in the fourth quarter, in addition to the $6 million received on October 7, 2026, for a total of $40 million in cash distributions to be received for 2026.

Cash Costs on a By-product Basis, per Ounce sold and AISC on a By-product Basis, per Ounce sold are calculated by adjusting production cost of sales, as reported on the interim condensed consolidated statements of operations, as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Cost on a By-Product Basis:
Total cost of sales	$78,044,601	$92,875,525	$259,795,796	$285,277,975
Less: silver revenue	(1,115,489)	(2,244,251)	(7,807,106)	(5,329,563)
Depreciation, depletion and amortization	(10,946,221)	(13,858,844)	(38,170,836)	(42,047,076)
Total	$65,982,891	$76,772,430	$213,817,854	$237,901,336
Sustaining capital
Sustaining capital - PPE	$295,950	$6,638,883	$5,171,426	$11,279,017
Exploration costs	2,273,397	2,261,510	2,626,326	4,458,793
Reclamation and other costs	762,189	521,478	2,257,277	1,557,648
JV Partner operator management fee	1,801,858	1,279,565	4,192,977	3,552,846
AISC on a By-Product basis	$71,116,285	$87,473,866	$228,065,860	$258,749,640

Divided by ounces sold	24,445	54,760	79,913	171,916
Cash Cost on a By-product Basis, per Ounce Sold	$2,699	$1,402	$2,676	$1,384
AISC on a By-product Basis, per Ounce Sold	$2,909	$1,597	$2,854	$1,505

Liquidity and Capital Resources

As of September 30, 2026, the Company had approximately $56.6 million of cash and cash equivalents.

The Company’s primary cash requirements have been for general and administrative expenses, capital calls from the Peak Gold JV for the Manh Choh Project, repayment of principal and interest related to debt and exploration expenditures on the Johnson Tract Project, Lucky Shot Property and Kitsault Valley Project. The Company’s sources of cash have been from common stock offerings, the issuance of the Debenture, distributions from the equity investment, the proceeds from the Facility (see Note 5 - Investment in the Peak Gold JV, Note 8 - Stockholders' Equity and Note 13 - Debt, for a discussion of the recent activity), and the acquisition of Dolly Varden (see Note 16 - Acquisition).

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

The Company’s cash needs going forward will primarily relate to exploration of the Contango Properties, repayment of debt and related interest and general and administrative expenses of the Company. During the first and second quarter of 2026, the Company received cash distributions totaling $9.0 million and $9.0 million, respectively. Subsequent to the end of the third quarter, the Company received an additional $6.0 million related to the third quarter campaign. Although there can be no guarantee that the Peak Gold JV will continue to make distributions to the Company, the Company believes that distributions are probable and that it will maintain sufficient liquidity to meet its working capital requirements, including repayment obligations of approximately $45.3 million on the Facility (see at Note 13 - Debt), for the next twelve months from the date of this report.

On February 12, 2026, the Company sold shares of common stock and pre-funded warrants and received gross proceeds of $50 million. The Company used the net proceeds of approximately $47.0 million to settle gold hedge contracts and purchase put options. Any remaining proceeds will be used for general corporate purposes, including working capital.

On July 1, 2026, the Company amended its Secured Credit Facility and received $33.7 million. The Company used the proceeds to settle its outstanding derivative position and acquire put options.

Beyond the next twelve months, the Company’s material cash requirements include (i) the repayment at maturity of the $20.0 million Debenture, which matures on May 26, 2028 (see Note 13 - Debt), and (ii) principal repayments totaling $10.0 million under the secured promissory note entered into in connection with the Lucky Shot Property acquisition, with $2.0 million due on each of the second and third anniversaries of the July 1, 2026 closing date and the remaining principal balance due on the fourth anniversary (see Note 11 - Commitments and Contingencies). The Company expects to fund these longer-term obligations through a combination of anticipated cash distributions from the Peak Gold JV, proceeds from metal sales, potential future equity issuances (including amounts available under its ATM Program), and available cash on hand. The Company may also consider refinancing alternatives or other capital markets transactions as they become available on commercially acceptable terms.

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

Available Information

General information about the Company can be found on the Company’s website at www.contangoore.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the Company files or furnishes them to the SEC. The content of the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document it files with the SEC, and any references to the Company’s website is intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 10, 2024, the Corps issued to J T Mining Inc. (a wholly owned subsidiary of the Company) a permit under Section 404 of the Clean Water Act to construct an access road and improve an existing air strip on the south parcel of the Johnson Tract project. On May 20, 2025, Cook Inletkeeper, Chickaloon Village Traditional Council, Center for Biological Diversity, and an individual plaintiff filed suit in the United States District Court for the District of Alaska against the Corps and related officials, challenging the Corps’ issuance of the Section 404 permit. The plaintiffs seek to vacate the Section 404 permit issued and halt mineral exploration on the lands. The complaint alleges that the Corps Environmental Assessment for the Section 404 permit failed to adequately analyze the potential for acid rock drainage and contaminants leaching into the Johnson River and Cook Inlet and the harmful effects of the project on beluga whales at the Cook Inlet. In July 2025, the Company filed a motion to intervene as a defendant in the lawsuit to protect its legal rights under the Section 404 permit, its significant investment in the Johnson Tract, and its mineral exploration lease with CIRI. On September 14, 2026, the U.S. District Court for the District of Alaska denied the plaintiffs’ motion for summary judgment and granted the cross-motions for summary judgment filed by the federal defendants and J T Mining, Inc. in the lawsuit challenging the Johnson Tract Section

404 permit. The court directed the Clerk of Court to enter final judgment and close the case. Final judgment in favor of the federal defendants and J T Mining, Inc. was entered on September 15, 2026. The court did not vacate the challenged permit.

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

The Company’s other mineral properties, including the Lucky Shot Project, Kitsault Valley Project, Johnson Tract Project, and the Avidian Properties, are exploration-stage properties for S-K 1300 purposes where no mineral reserves have been disclosed. Physical underground exploration development does not change that classification. At the Lucky Shot Project, where the Company conducts exploration activities at these properties, including underground drilling programs, the Company received one citation from the MSHA for late filing of MSHA Form 7000-2 (Quarterly Mine Employment and Coal Production Report) reporting employee hours worked on site. The Form 7000-2 report was filed approximately 30 days late due to a miscommunication with the local MSHA office. Although Lucky Shot is not currently in production, MSHA reporting obligations applied to these activities.

Except for the citation described above, during the nine months ended September 30, 2026, and for all periods thereafter through the filing date of this Form 10-Q, the Company and its properties were not subject to any of the matters requiring disclosure under Section 1503(a) of the Dodd-Frank Act or Item 104 of Regulation S-K, including: (i) notices of violations of mandatory health or safety standards issued under Section 104 of the Mine Act; (ii) orders issued under Sections 104(b) or 107(a) of the Mine Act; (iii) citations or orders for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act; (iv) flagrant violations under Section 110(b)(2) of the Mine Act; (v) imminent danger orders issued under Section 107(a) of the Mine Act; (vi) proposed assessments from MSHA; (vii) legal actions pending before the Federal Mine Safety and Health Review Commission; (viii) legal actions instituted by MSHA; or (ix) mining-related fatalities.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference (File No. 001-35770, unless otherwise indicated).

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Ex.	Filing Date

3.1	Certificate of Incorporation of Contango ORE, Inc.		10/A2	000-54136	3.1	11/26/2010
3.2	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	12/17/2020
3.3	Certificate of Amendment to Certificate of Incorporation of Contango ORE, Inc.		8-K	001-35770	3.1	03/27/2026
3.4	Certificate of Designation of Series A Special Voting Preferred Stock.		8-K	001-35770	3.2	03/27/2026
3.5	Amended and Restated Bylaws of Contango Silver & Gold Inc.		8-K	001-35770	3.1	08/19/2026
10.1	Consent No. 7 and Amendment No. 13 to Credit and Guarantee Agreement, dated as of July 1, 2026, among CORE Alaska, LLC, Contango Silver & Gold Inc., the other Guarantors party thereto, and ING Capital LLC, as administrative agent.		8-K	001-35770	10.1	07/08/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.	X
95.1	Mine Safety Disclosures.	X
101

Financial statements from the Company’s quarterly report on Form 10-Q for the nine months ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO SILVER & GOLD INC.

Date: November 13, 2026	By:	/s/ RICK VAN NIEUWENHUYSE
Rick Van Nieuwenhuyse
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ MIKE CLARK
Mike Clark
Chief Financial Officer (Principal Financial and Accounting Officer)